Form 10-Q
period 1996-03-31
MERCURY INTERACTIVE CORPORATION
filed 1996-05-15
CIK 867058

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                            _____________________


                                  FORM 10 Q


(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number :  0-22350



                        MERCURY INTERACTIVE CORPORATION
                        -------------------------------
            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------


         Delaware                                       77-0224776
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

               470 Potrero Avenue, Sunnyvale, California  94086
                   (Address of principal executive offices)

     Registrant's telephone number, including area code:  (408) 523-9900

                            _____________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES X     NO

     The number of shares of Registrant's Common Stock outstanding as of April 30, 1996 was 15,785,082.

                       MERCURY INTERACTIVE CORPORATION
                       -------------------------------

                                    INDEX
                                    -----

PART 1.   FINANCIAL INFORMATION
- -------   ---------------------

                                                                        Page No.
                                                                        --------

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet -
               March 31, 1996 and December 31, 1995                         3

          Condensed Consolidated Statement of Operations
               Three months ended March 31, 1996 and 1995                   4

          Condensed Consolidated Statement of Cash Flows -
               Three months ended March 31, 1996 and 1995                   5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                14

Item 6.   Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                 15

EXHIBITS INDEX                                                             16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        MERCURY INTERACTIVE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET

                   (In thousands, except per share amounts)

                                  (unaudited)

                                                                     March 31,                    December 31,
                                                                       1996                           1995
ASSETS
- ------
Current assets:
  Cash and cash equivalents                                          $ 46,576                      $ 45,850
  Short-term investments (Note 2)                                      26,728                        31,996
  Trade accounts receivable (net of allowances
     of $646 and $705)                                                 10,093                        12,158
  Government grant and other receivables                                2,193                         2,621
  Inventories                                                             567                           510
  Prepaid expenses and other assets                                     2,460                         2,544
                                                                     --------                      --------
      Total current assets                                             88,617                        95,679
Long-term investments (Note 2)                                          8,418                         7,819
Property and equipment, net                                             9,485                         8,762
Deposits and other assets                                                 796                           560
                                                                     --------                      --------
                                                                     $107,316                      $112,820

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                                                   $  2,000                      $  1,272
  Accrued liabilities                                                   8,041                        13,846
  Deferred revenue                                                      4,861                         5,086
      Total current liabilities                                        14,902                        20,204

Commitments and contingencies (Notes 5, 6 and 7)

Stockholders' equity:
  Common stock, par value $.002 per share, 25,000 shares
     authorized; 15,781 and 15,728 shares issued and outstanding           31                            31
  Capital in excess of par value                                       98,793                        98,309
  Cumulative translation adjustment                                        (5)                           31
  Accumulated deficit                                                  (6,405)                       (5,755)
      Total stockholders' equity                                       92,414                        92,616
                                                                     --------                      --------
                                                                     $107,316                      $112,820
                                                                     ========                      ========

 See accompanying notes to condensed consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                   Three months ended
                                                         March 31,
                                                   -------------------
                                                     1996       1995
                                                   -------------------
Revenue:
  License                                            $ 8,600   $ 6,483
  Service                                              2,400     1,217
      Total revenue                                   11,000     7,700
                                                     -------   -------
Cost of revenue:
  License                                                496       582
  Service                                                632       297
                                                     -------   -------
      Total cost of revenue                            1,128       879
                                                     -------   -------
Gross profit                                           9,872     6,821
                                                     -------   -------
Operating expenses:
  Research and development                             2,170     1,476
  Less:  grants                                         (637)     (328)
                                                     -------   -------
  Research and development, net                        1,533     1,148
  Marketing, selling and general and
     administrative                                    7,397     4,821
  Settlement of litigation                             2,600         -
                                                     -------   -------
      Total operating expenses                        11,530     5,969
                                                     -------   -------
Income (loss) from operations                         (1,658)      852
Other income, net                                        845       444
                                                     -------   -------
Income (loss) before provision
 (benefit) for income taxes                             (813)    1,296

Provision (benefit) for income taxes                    (163)      259
                                                     -------   -------
Net income (loss)                                    $  (650)  $ 1,037
                                                     =======   =======
Net income (loss) per share                          $ (0.04)  $  0.08
                                                     =======   =======

Weighted average common shares and
 equivalents                                          15,759    13,670
                                                     =======   =======


    See accompanying notes to condensed consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)
                                  (unaudited)


                                                                     Three months ended
                                                                          March 31,
                                                                    --------------------
                                                                      1996       1995
                                                                    --------   ---------

Cash flows from operating activities:
  Net income (loss)                                                 $  (650)    $ 1,037
  Adjustments to reconcile net income (loss)  to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                      653         443
     Net changes in assets and liabilities:
       Trade accounts receivable                                      2,065       2,598
       Government grant and other receivables                           428        (739)
       Inventories                                                      (57)        (41)
       Prepaid expenses and other assets                               (152)       (131)
       Accounts payable                                                 728        (179)
       Accrued liabilities (including the payment of litigation-
          related accruals of $2,000 and acquisition and
          restructuring accruals of $3,672)                          (5,805)        474
       Deferred revenue                                                (225)     (2,755)
                                                                    -------     -------

       Net cash provided by (used in) operating activities           (3,015)        707

Cash flows from investing activities:
  Investment proceeds, net                                            4,669      12,412
  Acquisition of property and equipment                              (1,376)       (902)
                                                                    -------     -------
     Net cash provided by investing activities                        3,293      11,510
                                                                    -------     -------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                           484         109
                                                                    -------     -------
     Net cash provided by financing activities                          484         109
                                                                    -------     -------

Effect of exchange rate changes on cash                                 (36)        209
                                                                    -------     -------
Net increase in cash and cash equivalents                               726      12,535
Cash and cash equivalents, beginning of period                       45,850      10,465
                                                                    -------     -------
Cash and cash equivalents, end of period                            $46,576     $23,000
                                                                    =======     =======

Supplemental Disclosure:

  Cash paid during the period for income taxes:                     $   627     $   274

     See accompanying notes to condensed consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's and its subsidiaries' consolidated financial position, the results of their operations, and their cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, included in the 1995 Annual Report and Form 10-K. The condensed consolidated statement of operations for the three months ended March 31, 1996 is not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 1996. Certain items have been reclassified to conform to the current period presentation.

2. The portfolio of short and long-term investments is carried at cost (which approximates market) as of the balance sheet date which consist of investments in high quality financial, government and corporate securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has categorized its marketable securities as "available-for-sale" securities. Realized gains or losses are determined based on the specific identification method and are reflected in income.

3. The effective tax rate for the three months ended March 31, 1996 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel.

4. Net income (loss) per common share has been computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options (using the treasury stock method).

5. The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $407,000 and $328,000 in the first quarter ended March 31, 1996 and 1995, respectively. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased
   by the amounts of the grants.   The Company is not obligated to repay these
   grants; however, it has agreed to pay royalties at rates ranging from 2% to 3% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $230,000 and $162,000 for the quarter ended March 31, 1996 and 1995, respectively. As of March 31, 1996, the Company is committed to pay, if and when earned, approximately $2.7 million in royalties.

   During the first quarter of 1996, the Company obtained a grant in the amount of $230,000 for research and development projects from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F"). The grant is accounted for using the cost reduction method, under which research and development expenses are decreased by the amount of the grant obtained. The Company is not obligated to repay this grant; however, it has agreed to pay BIRD-F royalties at the rate of up to 5% of sales of any product or development resulting from such research, but not in excess of 150% of the grant. Royalty expense under BIRD-F grants amounted to less than $5,000 for the quarter ended March 31, 1996 and 1995. As of March 31, 1996, the Company is committed to pay, if and when earned, $1.1 million in royalties.


6. The Israeli Government, through the Fund for the Encouragement of Marketing Activities, has, in prior periods, awarded the Company grants for participation in marketing expenses incurred to increase export sales from Israel. The grants were received from the government of Israel for approved programs for marketing activities and were recognized on the cost reduction basis as a reduction of marketing expenses as such expenses were incurred. Under the terms of the marketing grants, if and when export sales from Israel to certain countries exceed historical export sales from Israel in the base year for such grants, a royalty of 3% of the increase in export sales from Israel must generally be paid, up to the amount of the grant obtained. Royalty expense under these agreements amounted to approximately $187,000 and $60,000 for the quarters ended March 31, 1996 and 1995, respectively. As of March 31, 1996, the Company is committed to pay, if and when earned, $783,000 in royalties.

                        MERCURY INTERACTIVE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7. On August 21, 1995, the Company was served with a complaint filed in the United States District Court for the Eastern District of Virginia by Performix, Inc., a software company located in McLean, Virginia. The complaint alleged that an employee of the Company attempted to copy without authorization one of the plaintiff's software programs. On March 7, 1996, the Company settled this matter.

   On February 13, 1995, the Company's UK subsidiary, Mercury Interactive (UK) Limited, was served with a complaint brought by Mercury Communications Limited ("Mercury Communications") a subsidiary of Cable and Wireless plc. The complaint alleged that use by the Company's subsidiary of "Mercury" and "Mercury Interactive" in the UK infringed upon Mercury Communications' UK trademark rights. On March 13, 1996, the Company settled this matter.

   During the quarter ended March 31, 1996, the Company recorded a charge of $2.1 million (net of taxes of $500,000), which reflects settlement costs for all outstanding litigation as well as related legal fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Revenues

  License revenue increased to $8.6 million in the first quarter of 1996 from $6.5 million in the first quarter of 1995. The Company's growth in license revenue is attributable primarily to continuing growth in license fees from the WinRunner and LoadRunner products, as well as sales of TestSuite, the Company's complete automated software quality solution for the enterprise, which was released in June 1995. License revenue included in the first quarter of 1996 also benefited from the Company's ongoing expansion into alternate distribution channels. License revenue included approximately 35% of license revenue from alternate sales and distribution channels during the quarter ended March 31, 1996. Revenue received from alternate channels was not significant in the first quarter of 1995.

  Service revenue increased to $2.4 million or 22% of total revenue in the first quarter of 1996 from $1.2 million or 16% of total revenue in the first quarter of 1995. This increase in service revenue in 1996 compared to 1995 is primarily due to increases in the Company's base of installed users and the associated increase in maintenance, customer training and support revenue. The increase is also attributable to the introduction in June 1995 of the Company's LoadRunner Quickstart training program which accounted for more than 10% of the increase in service revenue. The Company expects that service revenues will continue to increase in absolute dollars as long as the Company's customer base continues to grow.

  European revenues represented approximately 20% of total revenues in the first quarter of 1996 compared to approximately 30% in the first quarter of 1995. In an effort to improve Europe's contribution to revenue, the Company restructured European operations in December 1995 and is currently in the process of rebuilding the operations, including recruiting new sales management and other personnel. However, achievement of these results cannot be assured.


  Cost of revenue

  License cost of revenue, as a percentage of license revenue, decreased to 6% in the first quarter of 1996 from 9% in the first quarter of 1995. The percentage decrease relates to the faster growth in revenue relative to the increase in costs, which are primarily related to headcount and are relatively fixed on a short-term basis.

  Service cost of revenue, as a percentage of service revenue was 26% in the first quarter of 1996 compared to 24% in the first quarter of 1995. Service cost of revenue consists primarily of costs of customer technical support, education and consulting.

  Research and development

  Research and development expenditures, before reductions for grants, increased to $2.2 million or 20% of total revenue in the first quarter of 1996 from $1.5 million or 19% of total revenue in the first quarter of 1995. The increase in research and development expense is attributable to increases in research and development headcount, which grew to 149 people at March 31, 1996 from 95 people at March 31, 1995. The increase in research and development personnel-related costs, including depreciation of equipment purchased in support of the growth in research and development staff, accounted for approximately $600,000 of the increase in the first quarter of 1996.

  The Company capitalized $250,000 and $165,000 of software development costs during the first quarter ended March 31, 1996 and 1995, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." No amortization was recorded by the Company through the first quarter of 1996. At March 31, 1996 and December 31, 1995, the

Company had a balance of capitalized software development costs of approximately $745,000 and $495,000, respectively.

  The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $407,000 and $328,000 in the first quarter of 1996 and the first quarter of 1995, respectively. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $230,000 and $162,000 for the quarters ended March 31, 1996 and 1995, respectively. As of March 31, 1996, the Company is committed to pay, if and when earned, $2.7 million in royalties.

  During the first quarter of 1996, the Company obtained a grant in the amount of $230,000 for research and development projects from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F"). The grant is accounted for using the cost reduction method, under which research and development expenses are decreased by the amount of the grant obtained. The Company is not obligated to repay this grant; however, it has agreed to pay BIRD-F royalties at the rate of up to 5% of sales of any product or development resulting from such research, but not in excess of 150% of the grant. Royalty expense under BIRD-F grants amounted to less than $5,000 for the quarters ended March 31, 1996 and 1995. As of March 31, 1996, the Company is committed to pay, if and when earned, $1.1 million in royalties.

  The Company intends to continue making significant expenditures on research and development to develop new products and expand the platforms and operating systems on which its products are offered. While the Company believes that these current research and development expenditures will be beneficial in the long term development of its business, there can be no assurances that the development of products will be successful. Research and development expenditures are incurred substantially in advance of related revenue and in some cases do not result in the generation of revenue.


  Marketing, selling and general and administrative

  Marketing, selling and general and administrative expenses, before reduction for grants, increased to $7.4 million, or 67% of revenue, in the first quarter of 1996 from $4.8 million, or 63% of revenue, in the first quarter of 1995. Approximately $500,000 of the increase during the first quarter of 1996 resulted from increased worldwide sales and marketing activities including increased advertising and marketing communications, increased participation in seminars
and trade shows and expansion into alternate distribution channels.   The
Company has also expanded its operations into the Far East, which accounted for approximately $450,000 of the increase in the first quarter of 1996 compared to the first quarter of 1995. In addition, the increase in expenses relate to increases in personnel in the marketing, sales and administrative departments to 123 employees at March 31, 1996 from 86 employees at March 31, 1995. Excluding costs related to expansion into the Far East, personnel-related expenses, including commissions and travel, resulted in approximately $1.1 million of the increase in marketing, selling and general and administrative expense during the first quarter of 1996 compared to the same quarter in 1995. The Company expects marketing, selling and general and administrative expenses to increase in absolute dollars as total revenues increase, but such expenses may vary as a percentage of revenue.

  In prior years, the Company received grants from the Government of Israel through the Fund for the Encouragement of Marketing Activities ("the Marketing Fund") which were used to offset marketing expenses in the years received.
Under the terms of the marketing grants, if and when export sales from Israel to certain countries exceed a predetermined base of historical export sales from Israel, a royalty of 3% of the increase in export sales from Israel must generally be paid, up to the amount of the grants obtained. Royalty expense under these agreements amounted to approximately $187,000 and $60,000 for the quarters ended March 31, 1996 and 1995, respectively. As of March 31, 1996, the Company is committed to pay, if and when earned, approximately $783,000 in additional royalties.

  Settlement of litigation

  During the quarter ended March 31, 1996, the Company recorded a charge of $2.1 million (net of taxes of $500,000), which reflects settlement costs for all outstanding litigation as well as related legal fees (See Note 7 of Notes to Condensed Consolidated Financial Statements).

  Other income, net

  Other income, net consists primarily of interest income and foreign exchange gains and losses. In the first quarter of 1996 and 1995, the Company earned interest income primarily on its investments in money market accounts and marketable securities, which consist of investments in high quality financial, government and corporate institutions. The significant increase in other income, net to $845,000 in the first quarter of 1996 from $444,000 in the first quarter of 1995 resulted primarily from a higher average investment balance during the quarter due to the investment of the proceeds from the Company's secondary offering of Common Stock in August 1995.


  Provision (benefit) for income taxes

  The Company has accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company recorded a tax benefit of $163,000 in the first quarter of 1996 compared to an expense of $259,000 in the first quarter of 1995.

  The Company participates in special programs sponsored by the government of Israel relating to taxation. Provisions in the future will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions.



  Net income (loss)

  The Company reported a net loss of $650,000 in the first quarter of 1996, including the charge for the settlement of litigation of $2.1 million (net of taxes) compared to net income of $1.0 million in the first quarter of 1995. The Company's operating expenses are based in part on its expectations of future revenues, and expenses are generally incurred in advance of revenues. The Company plans to continue to expand and increase its operating expenses to support anticipated revenue growth. If revenues do not materialize in a quarter as expected, the Company's results from operations for that quarter are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenues because only a small portion of the Company's expenses varies with its revenues.

  Inflation

  Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact in 1996.

  Factors that May Affect Future Results

     The statements in this Item 2 in the last sentence of the second paragraph under caption "Revenue", the first sentence of the fifth paragraph under the caption "Research and Development," the sentence under the caption "Inflation" and the third sentence in the paragraph under the caption "Net income (loss)" are forward looking statements. In addition, the Company may from time to time make oral forward looking statements. The factors set forth under the captions "Research and Development" and "Net income (loss)", as well as the following, are important factors that could cause actual results to differ materially from those projected in any such forward looking statements.

  The market for software products is generally characterized by rapidly changing technology and frequent new product introductions, which can render existing products obsolete or unmarketable. The Company believes that a major factor in its future success will be its ability to develop and introduce in a timely and cost-effective manner enhancements to its existing products and new products that will gain market acceptance. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products or enhancements successfully, that any such new products or enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new products in the future. If the Company is unable to introduce new products or enhancements and respond to industry changes on a timely basis, its business could be materially adversely affected.

  The Company's current products and products under development are limited in number and concentrated exclusively in the ASQ market. The life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of the Company's market as well as the unknown future effect to product enhancements and competition. Price reductions of declines in demand for the Company's ASQ products, whether as a result of competition, technological change or otherwise, would have a materially adverse effect on the Company's results of operations or financial position.

  The Company may from time to time experience significant fluctuation in quarterly operating results due to a variety of factors. Such fluctuations in quarterly operation results may occur in the future due to many factors, some of which are outside of the Company's control. Products are generally shipped as orders are received, and, consequently, quarterly sales and operation results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. A significant portion of the Company's operation expenses are relatively fixed, and planned expenditures are based on sales forecasts. All of the foregoing may result in unanticipated quarterly earning shortfalls of losses. Due to all of the foregoing, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  Sales to customers located outside the United States have historically accounted for a significant percentage of revenue and the Company anticipates that such sales will continue to be a significant percentage of the Company's total revenue. Risks related to currency fluctuations, political and economic instability and trade restrictions could have a negative impact on the Company's financial performance.

  As part of its growth strategy, the Company may from time to time acquire or invest in complementary businesses, products or technologies. For example, during 1995, the Company acquired Blue Lagoon Software and EBY Semantica. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.

  Certain of the Company's sales are made in currencies other than the U.S. Dollar and its financial results are reported in U.S. Dollars. Fluctuations in the rates of exchange between the U.S. Dollar and other currencies may have a materially adverse effect on the Company's results of operations or financial position. To date, the Company has not hedged against currency translation risks.

  Since its inception, the Company has obtained royalty-bearing grants from various Israeli government agencies. While the Company expects to receive additional grants in the future, any such grants will likely decline as a percentage of gross research and development spending and there can be no assurance that the Company will receive any such grants. Termination or substantial reduction of such grants could have a materially adverse effect on the Company. The terms of certain grants prohibit the manufacture of products developed under these grants outside of Israel, and the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the government of Israel. As a result, if the Company is unable to obtain the consent of the government of Israel, the Company may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel.

  The Company began shipping products in 1991 and has since experienced continuing annual increases in revenue. This growth has placed and, if it continues, will place a significant strain on the Company's management, resources and operations. To accommodate its recent growth, the Company is implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems. There can be no assurance that the implementation of such systems, procedures and controls can be completed successfully, or without disruption of the Company's operations. If the Company's growth continues, the Company will be required to hire and integrate substantial numbers of new employees. The market has become increasingly competitive both in the United States and Israel and may require the Company to pay higher salaries. The Company's failure to manage growth effectively could have a materially adverse effect on the Company's results of operations or financial position.

  The trading price of the Company's Common Stock has been subject to wide fluctuations in response to actual or anticipated quarter-to-quarter variations in operating results, timing and amount of sales of stock in the market by stockholders of blocks of shares, announcements of technological innovations or new products by the Company or its competitors and other events or factors. These broad market fluctuations may adversely affect the market price of the Company' Common Stock. There can be no assurance that the trading price of the Company's stock will remain at or near its current level.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

Liquidity and Capital Resources

     Cash and cash equivalents increased to $46.6 million at March 31, 1996 from $45.9 million at December 31, 1995. During the quarter, the Company paid $6.4 million related to litigation and costs related to the acquisition of Semantica of which $5.7 million had been accrued at December 31, 1995. In addition, the Company received $484,000 from the issuance of Common Stock under employee stock option and purchase plans. At March 31, 1996, the Company held approximately $26.7 million in short-term investments and $8.4 million in long-term investments, which consist of investments in high quality financial, government and corporate securities.

  Assuming there is no significant change in the Company's business, the Company believes that its current cash and investment balances and cash flow from operations, will be sufficient to fund the Company's cash needs for at least the next twelve months.

                        MERCURY INTERACTIVE CORPORATION

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

  On August 21, 1995, the Company was served with a complaint filed in the
  United States District   Court for the Eastern District of Virginia by
  Performix, Inc., a software company located in McLean, Virginia. The complaint alleged that an employee of the Company attempted to copy without authorization one of the plaintiff's software programs. On March 7, 1996, the Company settled this matter.

  On February 13, 1995, the Company's UK subsidiary, Mercury Interactive (UK)
  Limited, was   served with a complaint brought by Mercury Communications
  Limited ("Mercury   Communications") a subsidiary of Cable and Wireless plc.
  The complaint alleged that use by the Company's subsidiary of "Mercury" and "Mercury Interactive" in the UK infringed upon Mercury Communications' UK trademark rights. On March 13, 1996, the Company settled this matter.

  During the quarter ended March 31, 1996, the Company recorded a charge of $2.1 million (net of taxes of $500,000), which reflects settlement costs for all outstanding litigation as well as related legal fees (See Note 7 of Notes to Condensed Consolidated Financial Statements).



Item 6.   Exhibits & Reports on Form 8-K

          (a)  10.1 - Co-operation and Project Funding Agreement by and among the Company, the Israel-United States Binational Industrial Research and Development Foundation and Synopsis Systems Ltd. dated March 6, 1996.


               11.1 - Computation of net income (loss) per common share for the three months ended March 31, 1996 and 1995.

                 27 - Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:  May 14, 1996               MERCURY INTERACTIVE CORPORATION
                                               (Registrant)


                                           /s/ SHARLENE ABRAMS
                                     --------------------------------
                                              Sharlene Abrams
                               Vice-President of Finance and Administration,
                                   Chief Financial Officer and Secretary
                                (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------



Exhibit                 Description                         Sequentially
  No.                                                       Numbered Page

10.1                    Cooperation and Project Funding
                        Agreement by and among the Company,
                        the Israel-United States Binational
                        Industrial Research and Development
                        Foundation and Synopsis Systems
                        Ltd. dated March 6, 1996

11.1                    Computation of  net income (loss)
                        per common share

27                      Financial Data Schedule
