Form 10-Q
period 1996-06-30
MERCURY INTERACTIVE CORPORATION
filed 1996-08-14
CIK 867058

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______ TO _______.

     Commission File Number :  0-22350


                        MERCURY INTERACTIVE CORPORATION
             (Exact name of registrant as specified in its charter)


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  [X]  NO  [_]

     The number of shares of Registrant's Common Stock outstanding as of July 31, 1996 was 15,976,188.

                        MERCURY INTERACTIVE CORPORATION
                        -------------------------------

                                     INDEX
                                     -----

PART 1.   FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet
             June 30, 1996 and December 31, 1995..........................  3

          Condensed Consolidated Statement of
             Operations Six months ended June 30, 1996 and 1995...........  4

          Condensed Consolidated Statement of Cash Flows
             Six months ended June 30, 1996 and 1995......................  5

          Notes to Condensed Consolidated Financial Statements............  6


Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................  8


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Stockholders................. 15

Item 6.   Exhibits and Reports on Form 8-K................................ 15

          SIGNATURES...................................................... 16
          EXHIBITS INDEX.................................................. 17

PART I. FINANCIAL INFORMATION
- -----------------------------
Item 1. Financial Statements

                        MERCURY INTERACTIVE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)
                                  (unaudited)



                                                       June 31,    December 31,
ASSETS                                                   1996          1995
- ------                                                 --------    ------------
Current assets:
  Cash and cash equivalents.........................   $ 41,334        $ 45,850
  Short-term investments (Note 2)...................     34,891          31,996
  Trade accounts receivable (net of allowances
     of $841 and $705)..............................     11,986          12,158
  Government grant and other receivables............      3,075           2,621
  Inventories.......................................        878             510
  Prepaid expenses and other assets.................      3,223           2,544
                                                       --------        --------
  Total current assets..............................     95,387          95,679
                                                       --------        --------
Long-term investments (Note 2)......................      3,327           7,819
Property and equipment, net.........................      9,885           8,762
Deposits and other assets...........................      1,024             560
                                                       --------        --------
                                                       $109,623        $112,820
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                                     $  2,864        $  1,272
  Accrued liabilities                                     7,439          13,846
  Deferred revenue                                        5,038           5,086
                                                       --------        --------
      Total current liabilities                          15,341          20,204
                                                       ========        ========

Commitments and contingencies (Notes 5, 6 and 7)

Stockholders' equity:
  Common stock, par value $.002 per share,
     25,000 shares authorized; 15,976 and
     15,728 shares issued and outstanding...........         32              31
  Capital in excess of par value....................     99,924          98,309
  Cumulative translation adjustment.................        (49)             31
  Accumulated deficit...............................     (5,625)         (5,755)
                                                       --------        --------
      Total stockholders' equity....................     94,282          92,616
                                                       --------        --------
                                                       $109,623        $112,820
                                                       ========        ========

    See accompanying notes to condensed consolidated financial statements.
    ----------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)



                                              Three months ended            Six months ended
                                                    June 30,                    June 30,
                                            -----------------------      ----------------------
                                               1996          1995           1996        1995
                                            ---------     ---------      ---------    ---------
Revenue:
  License.............................      $   9,350     $   7,470     $  17,950     $  13,953
  Service.............................          2,750         1,530         5,150         2,747
                                            ---------     ---------     ---------     ---------
      Total revenue...................         12,100         9,000        23,100        16,700
                                            ---------     ---------     ---------     ---------
Cost of revenue:
  License.............................            709           588         1,205         1,170
  Service.............................            786           472         1,418           769
                                            ---------     ---------     ---------     ---------
      Total cost of revenue...........          1,495         1,060         2,623         1,939
                                            ---------     ---------     ---------     ---------
 Gross profit.........................         10,605         7,940        20,477        14,761
                                            ---------     ---------     ---------     ---------

Operating expenses:
  Research and development............          2,682         4,135         4,852         5,611
  Less: grants........................           (611)          ---        (1,248)         (328)
                                            ---------     ---------     ---------     ---------
  Research and development, net.......          2,071         4,135         3,604         5,283
  Marketing, selling, and general and
      administrative..................          8,332         6,096        15,729        10,917
  Settlement of litigation............            ---           ---         2,600           ---
                                            ---------     ---------     ---------     ---------
      Total operating expenses........         10,403        10,231        21,933        16,200
                                            ---------     ---------     ---------     ---------

Income (loss) from operations.........            202        (2,291)       (1,456)       (1,439)
Other income, net.....................            776           446         1,621           890
                                            ---------     ---------     ---------     ---------
Income (loss) before provision for
 income taxes.........................            978        (1,845)          165          (549)
 Provision for income taxes...........            198             0            35           259
                                            ---------     ---------     ---------     ---------
Net income (loss).....................      $     780     $  (1,845)    $     130     $    (808)
                                            =========     =========     =========     =========
Net income (loss) per share...........      $    0.05     $   (0.14)    $    0.01     $   (0.06)
                                            =========     =========     =========     =========
 Weighted average common
   shares and equivalents.............         16,564        12,983        16,568        12,899
                                            =========     =========     =========     =========


     See accompanying notes to condensed consolidated financial statements.
     ----------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)
                                  (unaudited)

                                                          Six months ended
                                                               June 30,
                                                        -----------------------
                                                           1996          1995
                                                           ----          ----
Cash flows from operating activities:
Net income (loss)....................................   $     130     $    (808)
Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
  Depreciation and amortization......................       1,368           932
  Non-cash acquisition and other
   non-recurring charges.............................          --         1,885
  Net changes in assets and liabilities:
    Trade accounts receivable........................         172           667
    Government grant and other
     receivables.....................................        (454)         (508)
    Inventories......................................        (368)         (143)
    Prepaid expenses and other assets................      (1,143)         (321)
    Accounts payable.................................       1,592          (217)
    Accrued liabilities (including in 1996 the
    payment of litigation-related accruals of
    $2,778 and acquisition and restructuring
    accruals of $3,889)..............................      (6,407)        1,449
Deferred Revenue.....................................         (48)       (1,813)
                                                        ---------     ---------
    Net cash provided by (used in)
       operating activities..........................      (5,158)        1,123
                                                        ---------     ---------
Cash flows from investing activities:
  Investment proceeds, net...........................       1,597         9,271
  Acquisition of property and equipment                    (2,491)       (2,092)
                                                        ---------     ---------
    Net cash provided by (used in)
     investing activities............................        (894)        7,179
                                                        ---------     ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock.............       1,616         1,006
                                                        ---------     ---------
    Net cash provided by
     financing activities............................       1,616         1,006
                                                        ---------     ---------

Effect of exchange rate changes on cash..............         (80)          195
                                                        ---------     ---------
Net increase (decrease) in cash and
 cash equivalents....................................      (4,516)        9,503
Cash and cash equivalents at beginning
 of period...........................................      45,850        10,465
                                                        ---------     ---------
Cash and cash equivalents at end of
 period..............................................   $  41,334     $  19,968
                                                        =========     =========
  Cash paid during the period for
   income taxes:.....................................   $      --     $     561


     See accompanying notes to condensed consolidated financial statements.
     ----------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION
                        -------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, included in the 1995 Annual Report and Form 10-K. The condensed consolidated statement of operations for the six months ended June 30, 1996 is not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 1996. Certain items have been reclassified to conform to the current period presentation.

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

3. The effective tax rate for the six months ended June 30, 1996 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel.

4. Net income (loss) per common share has been computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options (using the treasury stock method).

5. The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $450,000 and $857,000 in the quarter and six months ended June 30, 1996, respectively, and $328,000 in the six months ended June 30, 1995. No grants were recorded in the quarter ended June 30, 1995. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 3% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $300,000 and $530,000 for the quarter and six months ended June 30, 1996, respectively, and $230,000 and $400,000 for the quarter and six months ended June 30, 1995, respectively. As of June 30, 1996, the Company is committed to pay, if and when earned, approximately $2.9 million in royalties.

     During the second quarter and the six months ended June 30, 1996, the Company obtained grants in the amounts of $161,000 and $391,000, respectively, for research and development projects from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F"). The grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amount of the grants obtained. The Company is not obligated to repay these grants; however, it has agreed to pay BIRD-F royalties at the rate of up to 5% of sales of any product or development resulting from such research, but not in excess of 150% of the grant. Royalty expense under BIRD-F grants amounted to less than $5,000 for the quarters and six months ended June 30, 1996 and 1995. As of June 30, 1996, the Company is committed to pay, if and when earned, approximately $1.3 million in royalties.

6.   The Israeli Government, through the Fund for the Encouragement of
     Marketing Activities, has, in prior periods, awarded the Company grants for participation in marketing expenses incurred to increase export sales from Israel. The grants were received from the government of Israel for approved programs for marketing activities and were recognized on the cost reduction basis as a reduction of marketing expenses as such expenses were incurred. Under the terms of the marketing grants, if and when export sales from Israel to certain countries exceed historical export sales from Israel in the base year for such grants, a royalty of 3% of the increase in export sales from Israel must generally be paid, up to the amount of the grant obtained. Royalty expense under these agreements amounted to approximately $40,000 and $227,000 for the quarter and six months ended June 30, 1996, respectively, and $77,000 and $137,000 for the quarter and six months ended June 30, 1995, respectively. As of June 30, 1996, the Company is committed to pay, if and when earned, approximately $743,000 in royalties.

7. On February 13, 1995, the Company's UK subsidiary, Mercury Interactive (UK) Limited, was served with a complaint brought by Mercury Communications Limited ("Mercury Communications"), a subsidiary of Cable and Wireless plc. The complaint alleged that use by the Company's subsidiary of "Mercury" and "Mercury Interactive" in the UK infringed upon Mercury Communications' UK trademark rights. On March 13, 1996, the Company settled this matter.

     On August 21, 1995, the Company was served with a complaint filed in the United States District Court for the Eastern District of Virginia by Performix, Inc., a software company located in McLean, Virginia. The complaint alleged that an employee of the Company attempted to copy without authorization one of the plaintiff's software programs. On March 7, 1996, the Company settled this matter and recorded a charge of $2.1 million (net of taxes of $500,000), which reflected settlement costs for all outstanding litigation as well as related legal fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     REVENUES

     License revenue increased 62% to $9.4 million during the second quarter of 1996 from $5.8 million in the second quarter of 1995, excluding a one time payment in April 1995 of $1.7 million from Compuware, in exchange for the right to OEM the Company's products. License revenue increased 46% to $18.0 million during the six months ended June 30, 1996 from $12.3 million during the six months ended June 30, 1995, also excluding the one time payment from Compuware. The Compuware payment is excluded as it is not representative of normal ongoing revenue transactions. This contract was terminated in March 1996, and no further material revenue was recorded by the Company since the initial one time payment in April 1995. The Company's growth in license revenue is due to continuing growth in license fees from the WinRunner and LoadRunner products, as well as sales of TestSuite, the Company's complete automated software quality solution for the enterprise, which was released in June 1995. License revenue in the second quarter of 1996 also benefitted from the Company's ongoing expansion into alternate distribution channels, such as referral partners, system integrators and value added resellers. Revenue generated through alternate channels represented approximately 45% and 40% of the license fees during the quarter and six months ended June 30, 1996, respectively. Revenue generated through alternate channels represented approximately 11% and 9% of the license fees during the quarter and the six months ended June 30, 1995, respectively.

     Service revenue increased to $2.8 million or 23% of total revenue in the second quarter of 1996 from $1.5 million or 17% of total revenue in the second quarter of 1995 and increased to $5.1 million, or 22% of total revenue in the six months ended June 30, 1996, from $2.7 million or 16% of total revenue in the six months ended June 30, 1995. This increase in service revenue in 1996 compared to 1995 is primarily due to increases in the Company's base of installed users and the associated increase in maintenance, customer training and support revenue. The increase is also attributable to the introduction in June 1995 of the Company's LoadRunner Quickstart training program which accounted for more than 10% of the increase in service revenue. The Company expects that service revenues will continue to increase in absolute dollars as long as the Company's customer base continues to grow.

     International revenue in the quarter and the six months ended June 30, 1996 represented 33% and 38%, respectively, of total revenue. International revenue was approximately 30% and 33% in the quarter and the six months ended June 30, 1995, respectively, excluding the $1.7 million in revenue from Compuware discussed above. In an effort to improve Europe's contribution to revenue, the Company restructured European operations in December 1995 and is currently in the process of rebuilding the operations, including recruiting new sales management and other personnel. However, there can be no assurance that the Company will be able to increase revenue from Europe.


     COST OF REVENUE

     License cost of revenue, as a percentage of license revenue, was 8% and 7% in the second quarter and six months ended June 30, 1996, respectively, relatively unchanged from 8% in the quarter and six months ended June 30, 1995. License cost of revenue consists primarily of employee-related costs including salaries, travel and depreciation.

     Service cost of revenue, as a percentage of service revenue was 29% and 28% in the quarter and six months ended June 30, 1996, respectively, compared to 31% and 28% in the quarter and six months ended June 30, 1995, respectively. Service cost of revenue consists primarily of costs of customer technical support, education and consulting.

     RESEARCH AND DEVELOPMENT

     Research and development expenditures, before reductions for grants, increased to $2.7 million or 22% of total revenue in the second quarter of 1996 from $1.5 million or 17% of total revenue in the second quarter of 1995, excluding charges of $2.6 million related to the acquisition of Blue Lagoon Software discussed below, and increased to $4.9 million or 21% of total revenue in the six months ended June 30, 1996 from $3.0 million or 18% in the six months ended June 30, 1995, excluding the aforementioned charges related to the acquisition of Blue Lagoon Software. Research and development expenses for the quarter and six months ended June 30, 1995 included the write-off of in-process research and development, and the write-off of obsolete technology, each related to the acquisition of Blue Lagoon Software, which totaled approximately $2.4 million, as well as approximately $200,000 of incentive compensation payments related to the acquisition. The increase in research and development expenses was due to an increase in research and development personnel from 108 employees at June 30, 1995 to 148 employees at June 30, 1996. The increase in research and development personnel-related costs, including depreciation of equipment purchased to support the expanded research and development staff, accounted for approximately $600,000 of the increase in the second quarter of 1996, and $1.2 million of the increase in the six months ended June 30, 1996.

     The Company capitalized $300,000 and $550,000 of software development costs during the second quarter and six months ended June 30, 1996, respectively, and $190,000 and $350,000 in the quarter and six months ended June 30, 1995, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company began amortizing captitalized costs and recorded $60,000 of amortization in the second quarter of 1996. At June 30, 1996 and December 31, 1995, the Company had a balance of capitalized software development costs of approximately $985,000 and $495,000, respectively.

     The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $450,000 and $857,000 in the quarter and six months ended June 30, 1996, respectively, and $328,000 in the six months ended June 30, 1995. No grants were recorded in the quarter ended June 30, 1995. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $300,000 and $530,000 for the quarter and six months ended June 31, 1996, respectively, and $230,000 and $400,000 for the quarter and six months ended June 30, 1995, respectively. As of March 31, 1996, the Company is committed to pay, if and when earned, $2.9 million in royalties.

     The Company also obtained grants in the amounts of $161,000 and $391,000 in the second quarter and six months ended June 30, 1996, respectively, for research and development projects from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F"). The grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amount of the grant obtained. The Company is not obligated to repay these grants; however, it has agreed to pay BIRD-F royalties at the rate of up to 5% of sales of any product or development resulting from such research, but not in excess of 150% of the grant. Royalty expense under BIRD-F grants amounted to less than $5,000 for the quarters and six months ended
June 30, 1996 and 1995. As of June 30, 1996, the Company is committed to pay, if and when earned, approximately $1.3 million in royalties.

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


     MARKETING, SELLING AND GENERAL AND ADMINISTRATIVE

     Marketing, selling and general and administrative expenses, increased to $8.3 million, or 69% of total revenue, and $15.7 million, or 68% of total revenue, in the quarter and six months ended June 30, 1996, respectively, from $5.6 million, or 62% of total revenue, and $10.4 million, or 62% of total revenue, in the quarter and six months ended June 30, 1995, respectively, excluding charges of $550,000 related to the acquisition of Blue Lagoon Software. During the second quarter of 1995, the Company recorded non-recurring charges totaling $550,000 primarily related to the write-off of approximately $250,000 of fixed assets, as well as special incentive payments to management and certain other employees totaling approximately $300,000 in conjunction with integrating the operations and technology of Blue Lagoon Software into the Company's operations. Approximately $540,000 and $1.0 million of the increase during the quarter and six months ended June 30, 1996, respectively, resulted from increased worldwide sales and marketing activities including increased advertising and marketing communications, increased participation in seminars and trade shows and expansion into alternate distribution channels. The Company has also expanded its operations into the Far East, which accounted for approximately $280,000 and $730,000 of the increase in the quarter and six months ended June 30, 1996, respectively, compared to the quarter and six months ended June 30, 1995. In addition, the increase in expenses relate to increases in personnel in the marketing, sales and administrative departments to 148 employees at June 30, 1996 from 107 employees at June 30, 1995. Excluding costs related to expansion into the Far East, personnel-related expenses, including commissions and travel, resulted in approximately $1.4 million and $2.5 million of the increase in marketing, selling and general and administrative expense during the quarter and six months ended June 30, 1996, respectively, compared to the quarter and six months ended June 30, 1995. The Company expects marketing, selling and general and administrative expenses to increase in absolute dollars as total revenues increase, but such expenses may vary as a percentage of revenue.

     In prior years, the Company received grants from the Government of Israel through the Fund for the Encouragement of Marketing Activities ("the Marketing Fund") which were used to offset marketing expenses in the years received.
Under the terms of the marketing grants, if and when export sales from Israel to certain countries exceed a predetermined base of historical export sales from Israel, a royalty of 3% of the increase in export sales from Israel must generally be paid, up to the amount of the grants obtained. Royalty expense under these agreements amounted to approximately $40,000 and $227,000 for the quarter and six months ended June 30, 1996, respectively, and $77,000 and $137,000 in the quarter and six months ended June 30, 1995, respectively. As of June 30, 1996, the Company is committed to pay, if and when earned, approximately $743,000 in royalties.

     OTHER INCOME, NET

     Other income, net consists primarily of interest income and foreign exchange gains and losses. In the second quarter and six months ended June 30 of 1996 and 1995, the Company earned interest income primarily on its investments in money market accounts and marketable securities, which consist of investments in high quality financial, government and corporate institutions. The significant increase in other income, net to $776,000 and $1.6 million in the quarter and six months ended June 30, 1996, respectively, from $446,000 and $890,000 in the quarter and six months ended June 30, 1995, respectively, resulted primarily from a higher average investment balance during the 1996 periods due to the investment of the proceeds from the Company's offering of Common Stock in August 1995.

     PROVISION FOR INCOME TAXES

     The Company has accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company recorded a tax expense of $198,000 and $35,000 in the quarter and six months ended June 30, 1996, respectively, compared to $259,000 in the six months ended June 30, 1995. No income tax expense was recorded in the quarter ended June 30, 1996.

     The Company participates in special programs sponsored by the government of Israel relating to taxation. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions.

     NET INCOME (LOSS)

     The Company reported net income of $780,000 and $130,000 in the quarter and six months ended June 30, 1996, respectively, compared to a net loss of $1.8 million and $808,000 in the quarter and six months ended June 30, 1995, respectively. The results of operations for the six months ended June 30, 1996 included the first quarter charge for the settlement of litigation of $2.1 million (net of taxes). The results of operations for the quarter and six months ended June 30, 1995 were impacted by the acquisition of Blue Lagoon and other related non-recurring charges. The Company's operating expenses are based in part on its expectations of future revenues, and expenses are generally incurred in advance of revenues. The Company plans to continue to expand and increase its operating expenses to support anticipated revenue growth. If revenues do not materialize in a quarter as expected, the Company's results from operations for that quarter are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenues because only a small portion of the Company's expenses varies with its revenues.

     INFLATION

     Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact during the year.

     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The statements in this Item 2 in the last sentence of the second paragraph under caption "Revenue", the first sentence of the fifth paragraph under the caption "Research and Development," the sentence under the caption "Inflation", the fifth sentence in the paragraph under the caption "Net income (loss)" and the second paragraph under the caption "Liquidity and Capital Resources" are forward looking statements. In addition, the Company may from time to time make oral forward looking statements. The factors set forth under the captions "Research and Development", "Net income (loss)" and "Liquidity and Capital Resources" as well as the following, are important factors that could cause actual results to differ materially from those projected in any such forward looking statements.

     The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements, which can render existing products obsolete or unmarketable. The Company believes that a major factor in its future success will be its ability to develop and introduce in a timely and cost-effective manner enhancements to its existing products and new products that will gain market acceptance. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products or enhancements successfully, that any such new products or enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new products in the future. If the Company is unable to introduce new products or enhancements and respond to industry changes on a timely basis, its business could be materially adversely affected.

     The market for automated software testing products is relatively new and undeveloped. Marketing and sales techniques in the automated software testing marketplace, as well as the bases for competition, are not well established. There can be no assurance that a significant market for automated software testing products will be developed or that the Company's products will be accepted in any expanded market. Although the Company believes that the current trend toward increased use of automated software testing will continue, a majority of software testing is still carried out manually, and there can be no assurance that the automated software market will enjoy continued growth.

     The Company's current products and products under development are limited in number and concentrated exclusively in the software testing market. The life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of the Company's market as well as the unknown future effect of product enhancements and competition. Price reductions or declines in demand for the Company's software testing products, whether as a result of competition, technological change or otherwise, would have a materially adverse effect on the Company's results of operations or financial position.

     The Company faces direct competition from a few public and several privately-held companies in the United States and Europe. The market for software products in general is highly competitive and the Company faces competition from established and emerging companies. There could be a materially adverse effect on the Company's results of operations or financial position if any of the major software manufacturers, which have significantly greater resources than the Company, decided to devote substantial resources to entering the software testing market or if there is an increase in developing testing utilities internally by the Company's customers or potential customers. A variety of external and internal factors could materially adversely affect the Company's ability to compete. These include the relative functionality, price/performance and reliability of the products offered by the Company and its competitors, the timing and success of new product development or enhancement efforts of the Company and its competitors and the effectiveness of the marketing efforts of the Company and its competitors. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially adversely affect the Company's business.

     The Company may from time to time experience significant fluctuation in quarterly operating results due to a variety of factors. Such fluctuations in quarterly operating results may occur in the future due to many factors, some of which are outside the Company's control. Products are generally shipped as orders are received, and, consequently, quarterly sales and operating results depend primarily on the volume and the timing of orders received during the quarter, which are difficult to forecast. If revenues do not materialize in a quarter as expected, the Company's results from operations for that quarter are likely to be materially adversely affected. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. All of the foregoing may result in unanticipated quarterly earning shortfalls or losses. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     Sales to customers located outside the United States have historically accounted for a significant percentage of revenue and the Company anticipates that such sales will continue to be a significant percentage of the Company's total revenue. Accordingly, such factors as currency fluctuations, political and economic instability and trade restrictions could have a negative impact on the Company's financial performance. The Company is in the process of strengthening its European sales organization to enhance that organization's contribution to revenues. However, the success of these efforts is not assured and depends in part on the Company's ability to attract, develop and retain successful sales personnel in that region. If European revenues do not materialize in a quarter as expected, the Company's results from operations for that quarter are likely to be materially adversely affected. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. All of the foregoing may result in unanticipated quarterly earning shortfalls or losses.

     Certain of the Company's sales are made in currencies other than the U.S. Dollar and its financial results are reported in U.S. Dollars. Fluctuations in the rates of exchange between the U.S. Dollar and other currencies may have a materially adverse effect on the Company's results of operations or financial position. To date, the Company has not hedged against currency translation risks.

     As part of its growth strategy, the Company may from time to time acquire or invest in complementary businesses, products or technologies. For example, during 1995, the Company acquired Blue Lagoon Software and EBY Semantica. While there are currently no commitments with respect to any particular acquisition, Company management frequently evaluates the strategic opportunity available related to complimentary products, technologies or businesses. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.

     Since its inception, the Company has obtained royalty-bearing grants from various Israeli government agencies. While the Company expects to receive additional grants in the future, any such grants will likely decline as a percentage of gross research and development spending and there can be no assurance that the Company will receive any such grants. Termination or substantial reduction of such grants or changes in revenue classification could have a materially adverse effect on the Company. The terms of certain grants prohibit the manufacture of products developed under these grants outside of Israel, and the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the government of Israel. As a result, if the Company is unable to obtain the consent of the government of Israel, the Company may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel.

     For each of the last four years, the Company has experienced continuing annual increases in revenue. This growth has placed and, if it continues, will place a significant strain on the Company's management, resources and operations. To accommodate its recent growth, the Company is implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems. There can be no assurance that the implementation of such systems, procedures and controls can be completed successfully, or without disruption of the Company's operations. If the Company's growth continues, the company will be required to hire and integrate substantial numbers of new employees. The market has become increasingly competitive both in the United States and Israel and may require the Company to pay higher salaries. The Company's failure to manage growth effectively could have a materially adverse affect on the Company's results of operations or financial position.

     The Company's success depends to a significant extent on the performance of its senior management and certain key employees. Competition for highly skilled employees with technical, management and other specialized training is intense in the computer industry. The Company's failure to attract additional qualified employees or to retain the services of key personnel could materially adversely affect the Company's business.

     The Company currently relies on a combination of trademark, copyright and trade secret laws and contractual provisions to protect its proprietary rights in its products. The Company presently has no registered copyrights. The Company has filed applications for patents, but there can be no assurance that any of the Company's patent applications will result in an issued patent or that, if issued, such patent would be upheld if challenged. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can also be no assurance that the measures taken by the Company to protect its propriety rights will be adequate to prevent misappropriation for the technology or independent development by others of similar technology. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty or cross-license arrangements or result in costly litigation.

     In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees. The provisions in such licenses limiting the Company's exposure to potential product liability claims may therefore be unenforceable under the laws of certain jurisdictions. Although the Company has carried errors and omissions insurance against such claims, there can be no assurance that such insurance will continue to be available on acceptable terms, if at all, or that such insurance will provide the Company with adequate protection against any such claims. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risks of such claims. A significant product liability claim against the Company could have a material adverse affect upon the Company's business, financial condition and results of operations.

     The Company's stock price, like that of other technology companies, is subject to significant volatility. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. If revenues or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate and significant impact on the Company's stock price. In addition, the company's stock price may be affected by broader market trends that may be unrelated to the company's performance.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and investments decreased to $79.6 million at June 30, 1996 from $85.7 million at December 31, 1995. During the six months ended June 30, 1996, the Company paid $7.3 million related to litigation and costs related to the acquisition of Semantica of which $5.7 million had been accrued at December 31, 1995. In addition, the Company received $1.6 million from the issuance of Common Stock under employee stock option and purchase plans. The Company used $2.5 million in cash for purchases of computers and related equipment. The Company's short-term and long-term investments consist of investments in high quality financial, government and corporate securities.

     Assuming there is no significant change in the Company's business, the Company believes that its current cash and investment balances and cash flow from operations, will be sufficient to fund the Company's cash needs for at least the next twelve months.

                        MERCURY INTERACTIVE CORPORATION

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Stockholders

          (a) The 1996 Annual Meeting of the Stockholders of Mercury Interactive Corporation was held at the Company's offices at 470 Potrero Avenue, Sunnyvale, California 94086 on May 1, 1996 at 2:00 p.m.

          (b) At the Annual Meeting the following six persons were elected to the Company's Board of Directors, constituting all members of the Board of Directors


Nominee                  Votes          Broker Non-Votes
- -------------------   ----------        ----------------
Aryeh Finegold        12,185,011             10,875
Igal Kohavi           12,180,552             15,334
Amnon Landan          12,185,211             10,675
Standish O'Grady      11,782,925            412,961
Yair Shamir           12,185,211             10,675
Giora Yaron           12,179,958             15,928

          (c) The following additional proposals were considered at the Annual Meeting and were approved according to the respective vote of the stockholders.

              (1) Ratification and approval of the appointment of Price Waterhouse LLP as independent accountants of the Company for the year ending December 31, 1996.

          Cast For        Against       Abstentions       Broker Non-Votes
          ----------      -------       -----------       ----------------
          12,179,693       7,400           8,893                  0



Item 6.   Exhibits and Reports on Form 8-K

          (a) 11.1 - Computation of net income (loss) per common share for the three and six months ended June 30, 1996 and 1995.

               27 -   Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1996           MERCURY INTERACTIVE CORPORATION
                                              (Registrant)


                                 /s/ SHARLENE ABRAMS
                                 -------------------
                                 Sharlene Abrams
                                 Vice-President of Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
- -----------------



 Exhibit                        Description                       Sequentially
   No.                                                            Numbered Page


11.1         Computation of  net income (loss) per common share

27           Financial Data Schedule
