Form 10-Q
period 1996-09-30
MERCURY INTERACTIVE CORPORATION
filed 1996-11-14
CIK 867058

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED September 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number :  0-22350

                        MERCURY INTERACTIVE CORPORATION
            (Exact name of registrant as specified in its charter)


               Delaware                         77-0224776
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)           Identification No.)

               470 Potrero Avenue, Sunnyvale, California  94086
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (408) 523-9900

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X   NO
                                               ---     ---

        The number of shares of Registrant's Common Stock outstanding as of October 31, 1996 was 16,018,170.

                        MERCURY INTERACTIVE CORPORATION
                        -------------------------------

                                     INDEX
                                     -----

PART 1.  FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet - September 30, 1996
             and December 31, 1995                                            3

          Condensed Consolidated Statement of Operations - Three and
             Nine months ended September 30, 1996 and 1995                    4

          Condensed Consolidated Statement of Cash Flows -
             Nine months ended September 30, 1996 and 1995                    5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        7


PART II.  OTHER INFORMATION

Item 5.   Other Information                                                  14

Item 6.   Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                   15

INDEX TO EXHIBITS                                                            16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                        MERCURY INTERACTIVE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                                 September 30,         December 31,
                                                                                     1996                  1995
                                                                                 -------------         ------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                                          $ 43,863             $ 45,850
   Short-term investments                                                               29,291               31,996
   Trade accounts receivable (net of allowances of $1,004 and $705)                     14,417               12,158
   Government grant and other receivables                                                3,204                2,621
   Inventories                                                                             827                  510
   Prepaid expenses and other assets                                                     3,309                2,544
                                                                                      --------             --------
      Total current assets                                                              94,911               95,679
Long-term investments                                                                    4,258                7,819
Property and equipment, net                                                             10,637                8,762
Deposits and other assets                                                                1,418                  560
                                                                                      --------             --------
                                                                                      $111,224             $112,820
                                                                                      ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                                   $  2,589             $  1,272
   Accrued liabilities                                                                   7,864               13,846
   Deferred revenue                                                                      5,259                5,086
                                                                                      --------             --------
      Total current liabilities                                                         15,712               20,204
                                                                                      ========             ========
Commitments and contingencies (Notes 5 & 6)

Stockholders' equity:
   Common stock, par value $.002 per share, 25,000 shares
      authorized; 16,011 and 15,728 shares issued and outstanding                           32                   31
   Capital in excess of par value                                                       99,806               98,309
   Cumulative translation adjustment                                                      (136)                  31
   Accumulated deficit                                                                  (4,190)              (5,755)
                                                                                      --------             --------
      Total stockholders' equity                                                        95,512               92,616
                                                                                      --------             --------
                                                                                      $111,224             $112,820
                                                                                      ========             ========

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                             Three months ended            Nine months ended
                                                                  Sept 30,                      Sept 30,
                                                               1996      1995                1996      1995
                                                             --------  --------            --------   -------
Revenue:
   License                                                   $ 11,400   $  8,610           $ 29,350   $ 22,563
   Service                                                      2,800      1,640              7,950      4,387
                                                             --------   --------           --------   --------
      Total revenue                                            14,200     10,250             37,300     26,950
                                                             --------   --------           --------   --------
Cost of revenue:
   License                                                      1,042        628              2,247      1,798
   Service                                                        824        503              2,242      1,272
                                                             --------   --------           --------   --------
      Total cost of revenue                                     1,866      1,131              4,489      3,070
                                                             --------   --------           --------   --------

Gross profit                                                   12,334      9,119             32,811     23,880
                                                             --------   --------           --------   --------

Operating expenses:
   Research and development                                     2,721      1,562              7,573      7,173
   Less: grants                                                  (160)      (530)            (1,408)      (858)
                                                             --------   --------           --------   --------
   Research and development, net                                2,561      1,032              6,165      6,315
   Marketing, selling and general and administrative            8,835      5,681             24,564     16,598
   Settlement of litigation                                       ---        ---              2,600        ---
                                                             --------   --------           --------   --------
      Total operating expenses                                 11,396      6,713             33,329     22,913

Income (loss) from operations                                     938      2,406               (518)       967
Other income, net                                                 856        651              2,477      1,541
                                                             --------   --------           --------   --------
Income before provision for income taxes                        1,794      3,057              1,959      2,508
Provision for income taxes                                        359        611                394        870
                                                             --------   --------           --------   --------
Net income                                                   $  1,435   $  2,446           $  1,565   $  1,638
                                                             ========   ========           ========   ========
Net income per share                                         $   0.09   $   0.16           $   0.09   $   0.11
                                                             ========   ========           ========   ========
Weighted average common shares and equivalents                 16,614     15,558             16,583     14,433
                                                             ========   ========           ========   ========

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                (in thousands)
                                  (unaudited)

                                                                                           Nine months ended
                                                                                                Sept 30,
                                                                                          1996          1995
                                                                                        -------        -------
Cash flows from operating activities:
Net income                                                                              $ 1,565        $ 1,638
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                          2,262          1,434
   Non-cash acquisition and other non-recurring charges                                     ---          1,885
   Net changes in assets and liabilities:
      Trade accounts receivable                                                          (2,259)          (521)
      Government grant and other receivables                                               (583)        (1,181)
      Inventories                                                                          (317)          (214)
      Prepaid expenses and other assets                                                  (1,623)        (1,059)
      Accounts payable                                                                    1,317           (279)
      Accrued liabilities (including in 1996 the payment of litigation-related           (5,982)         2,419
      accruals of $2,000 and acquisition and restructuring accruals of $3,550)
      Deferred revenue                                                                      173           (651)
                                                                                        -------        -------
   Net cash provided by (used in) operating activities                                   (5,447)         3,471
                                                                                        -------        -------

Cash flows from investing activities:
   Investment proceeds (purchases), net                                                   6,266         (8,515)
   Acquisition of property and equipment                                                 (4,137)        (5,451)
                                                                                        -------        -------
      Net cash provided by (used in) investing activities                                 2,129        (13,966)
                                                                                        -------        -------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                 1,498         55,067
                                                                                        -------        -------
      Net cash provided by financing activities                                           1,498         55,067
                                                                                        -------        -------

Effect of exchange rate changes on cash                                                    (167)           199
                                                                                        -------        -------
Net increase (decrease) in cash and cash equivalents                                     (1,987)        44,771
Cash and cash equivalents at beginning of period                                         45,850         10,465
                                                                                        -------        -------
Cash and cash equivalents at end of period                                             $ 43,863        $55,236
                                                                                        -------        -------
Cash paid during the period for income taxes:                                          $    ---        $   625
                                                                                        =======        =======

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, included in the 1995 Annual Report and Form 10-K. The condensed consolidated statement of operations for the nine months ended September 30, 1996 is not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 1996. Certain items have been reclassified to conform to the current period presentation.

2. The portfolio of short and long-term investments is carried at cost (which approximates market) as of the balance sheet date and consists of investments in high quality financial, government and corporate securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has categorized its marketable securities as "available-for-sale" securities. Realized gains or losses are determined based on the specific identification method and are reflected in income.

3. The effective tax rate for the nine months ended September 30, 1996 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel.

4. Net income per common share has been computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options (using the treasury stock method).

5. The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $160,000 and $1.4 million in the quarter and nine months ended September 30, 1996, respectively, and $530,000 and $858,000 in the nine months ended September 30, 1995. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay thes grants: however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expenses under these agreements amounted to approximately $495,000 and $1.0 million for the quarter and nine months ended September 30, 1996, respectively, and $214,000 and $614,000 for the quarter and nine months ended September 30, 1995 respectively. As of September 30, 1996, the Company is committed to pay, if and when earned, $2.6 million in royalties.

     The Company also obtained grants in the amounts of $391,000 in the nine months ended September 30, 1996 for research and development projects from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F"). There were no BIRD-F grants received in the quarter ended September 30, 1996. The grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amount of the grant obtained. The Company is not obligated to repay these grants; however, it has agreed to pay BIRD-F royalties at the rate of up to 5% of sales of any product or development resulting from such research, but not in excess of 150% of the grant. Royalty expense under BIRD-F grants amounted to less than $5,000 for the quarters and nine months ended September 30, 1996 and 1995. As of September 30, 1996, the Company is committed to pay, if and when earned, approximately $1.3 million in royalties.

     During the latter half of the fourth quarter of 1995, representatives from the Office of the Chief Scientist approached a number of companies in Israel, including the Company's research and development subsidiary, to reassess the methods used to classify revenues subject to royalties payable under grants received. As a result of this review, the Office of the Chief Scientist believed that certain revenues for the year may have been subject to a 1% higher royalty rate the originally paid. As a result, during the fourth quarter of 1995, the Company recorded charges of approximately $550,000 and $150,000, representing the Company's estimate of royalties (recorded in marketing, selling and general and administrative expense) and interest (charged against other income, net), respectively which may have been assessed by the Office of the Chief Scientist of the government of Israel, related to revenues for the years 1991-1995. This dispute was settled during the current quarter, resulting in a net benefit to operating income of approximately $300,000 representing the reversal of a portion of the aforementioned royalty charges originally recorded in marketing, selling and general and administrative expense. As a result of this resolution, prospective royalty payments will be made on an expanded product base. Also in the current quarter, in conjunction with the resolution of this issue, the Company reversed the interest charge of $150,000.

6. In prior years, The Company received grants from the Government of Israel through the Fund for the Encouragement of Marketing Activities ("the Marketing Fund") which were used to offset marketing expenses in the years received. The grants were received from the government of Israel for approved programs for marketing activities and were recognized on the cost reduction basis as a reduction of marketing expenses as such expenses were incurred. Under the terms of the marketing grants, if and when export sales from Israel to certain countries exceed a predetermined base of historical export sales from Israel, a royalty of 3% of the increase in export sales from Israel must generally be paid, up to the amount of the grants obtained. Royalty expense under these agreements amounted to approximately $100,000 and $327,000 for the quarter and nine months ended September 30, 1996, respectively, and $75,000 and $210,000 in the quarter and nine months ended September 30, 1995, respectively. As of September 30, 1996, the Company is committed to pay, if and when earned, approximately $643,000 in royalties.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        Revenue
        -------

        License revenue increased 32% to $11.4 million during the third quarter of 1996 from $8.6 million in the third quarter of 1995. License revenue increased 41% to $29.4 million during the nine months ended September 30, 1996 from $20.9 million during the nine months ended September 30, 1995, excluding a one time payment in April 1995 of $1.7 million from Compuware, in exchange for the right to OEM the Company's products. The Compuware payment is excluded as it is not representative of normal ongoing revenue transactions. This contract was terminated in March 1996, and no further material revenue was recorded under this contract by the Company since the one time payment in April 1995. The Company's growth in license revenue is due to continuing growth in license fees from the WinRunner and LoadRunner products, as well as sales of TestSuite, the Company's complete automated software quality solution for the enterprise, which was released in June 1995. License revenue in the third quarter of 1996 also benefited from the Company's ongoing expansion into alternate distribution channels, such as referral partners, system integrators and value added resellers. Revenue generated through alternate channels represented approximately 42% and 41% of the license fees during the quarter and nine months ended September 30, 1996, respectively. Revenue generated through alternate channels represented approximately 30% and 18% of the license fees during the quarter and nine months ended September 30, 1995, respectively.

        Service revenue increased to $2.8 million or 20% of total revenue in the third quarter of 1996 from $1.6 million or 16% of total revenue in the third quarter of 1995 and increased to $8.0 million, or 21% of total revenue in the nine months ended September 30, 1996, from $4.4 million or 16% of total revenue in the nine months ended September 30, 1995. This increase in service revenue in 1996 compared to 1995 is primarily due to increases in the Company's base of installed users and the associated increase in maintenance, customer training and support revenue. The increase is also attributable to the introduction in June 1995 of the Company's LoadRunner Quickstart training program which accounted for more than 20% of the increase in service revenue. The Company expects that service revenues will continue to increase in absolute dollars as long as the Company's customer base continues to grow.

        International revenue in the quarter and the nine months ended September 30, 1996 represented 34% and 37%, respectively, of total revenue. International revenue was approximately 27% and 28% in the quarter and the nine months ended September 30, 1995, respectively, excluding the $1.7 million in revenue from Compuware discussed above. In an effort to improve Europe's contribution to revenue, the Company restructured European operations in December 1995 and is currently in the process of rebuilding the operations. During the quarter, the Company hired sales managers in the U.K. and France and is recruiting other sales personnel. However, there can be no assurance that the Company will be able to increase revenue from Europe.

        Cost of revenue
        ---------------

        License cost of revenue, as a percentage of license revenue, was 9% and 6% in the third quarter and nine months ended September 30, 1996, respectively, compared to 7% and 8% in the quarter and nine months ended September 30, 1995. License cost of revenue consists primarily of employee-related costs including salaries, travel and depreciation.

        Service cost of revenue, as a percentage of service revenue was 29% and 28% in the quarter and nine months ended September 30, 1996, respectively, compared to 31% and 29% in the quarter and nine months ended September 30, 1995, respectively. Service cost of revenue consists primarily of costs of customer technical support, education and consulting.

        Research and development
        ------------------------

        Research and development expenditures, before reductions for grants, increased to $2.7 million or 19% of total revenue in the third quarter of 1996 from $1.6 million or 15% of total revenue in the third quarter of 1995, and increased to $7.6 million or 20% of total revenue in the nine months ended September 30, 1996 from $4.6 million or 17% in the nine months ended September 30, 1995, excluding charges totaling approximately $2.6 million related to the acquisition of Blue Lagoon Software during the second quarter of 1995. Research and development expenses for the nine months ended September 30, 1995 included the write-off of in-process research and development, and the write-off of obsolete technology, each related to the acquisition of Blue Lagoon Software, which totaled approximately $2.4 million, as well as approximately $200,000 of incentive compensation payments related to the acquisition. The increase in research and development expenses was due to an increase in research and development personnel from 123 employees at September 30, 1995 to 159 employees at September 30, 1996. The increase in research and development personnel-related costs, including depreciation of equipment purchased to support the expanded research and development staff, accounted for approximately $1.0 million of the increase in the third quarter of 1996, and $2.2 million of the increase in the nine months ended September 30, 1996.

        The Company capitalized $495,000 and $1.0 million of software development costs during the third quarter and nine months ended September 30, 1996, respectively, and $190,000 and $587,000 in the quarter and nine months ended September 30, 1995, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company began amortizing capitalized costs in the second quarter of 1996. Amortization expense for the quarter and nine months ended September 30, 1996 was approximately $120,000 and $180,000, respectively. At September 30, 1996 and December 31, 1995, the Company had a net balance in capitalized software development costs of approximately $1.4 million and $495,000, respectively.

        The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $160,000 and $1.4 million in the quarter and nine months ended September 30, 1996, respectively, and $530,000 and $858,000 in the nine months ended September 30, 1995. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $495,000 and $1.0 million for the quarter and nine months ended September 30, 1996, respectively, and $214,000 and $614,000 for the quarter and nine months ended September 30, 1995 respectively. As of September 30, 1996, the Company is committed to pay, if and when earned, $2.6 million in royalties.

        The Company also obtained grants in the amounts of $391,000 in the nine months ended September 30, 1996 for research and development projects from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F"). There were no BIRD-F grants received in the quarter ended September 30, 1996. The grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amount of the grant obtained. The Company is not obligated to repay these grants; however, it has agreed to pay BIRD-F royalties at the rate of up to 5% of sales of any product or development resulting from such research, but not in excess of 150% of the grant. Royalty expense under BIRD-F grants amounted to less than $5,000 for the quarters and nine months ended September 30, 1996 and 1995. As of September 30, 1996, the Company is committed to pay, if and when earned, approximately $1.3 million in royalties.

        During the latter half of the fourth quarter of 1995, representatives from the Office of the Chief Scientist approached a number of companies in Israel, including the Company's research and development subsidiary, to reassess the methods used to classify revenues subject to royalties payable under grants received. As a result of this review, the Office of the Chief Scientist believed that certain revenues for the year may have been subject to a 1% higher royalty rate than originally paid. As a result, during the fourth quarter of 1995, the Company recorded charges of approximately $550,000 and $150,000, representing the Company's estimate of royalties (recorded in marketing, selling and general and administrative expense) and interest (charged against other income, net), respectively, which may have been assessed by the Office of the Chief Scientist of the government of Israel, related to revenues for the years 1991-1995. This dispute was settled during the current quarter, resulting in a net benefit to operating income of approximately $300,000, representing the reversal of a portion of the aforementioned royalty charges originally recorded in marketing, selling and general and administrative expense. As a result of this resolution, prospective royalty payments will be made on an expanded product base. Also in the current quarter, in conjunction with the resolution of this issue, the Company reversed the interest charge of $150,000.

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


        Marketing, selling and general and administrative
        -------------------------------------------------

        Marketing, selling and general and administrative expenses increased to $8.8 million, or 62% of total revenue, and $24.6 million, or 66% of total revenue, in the quarter and nine months ended September 30, 1996, respectively, from $5.7 million, or 55% of total revenue and $16.0 million, or 60% of total revenue, in the quarter and nine months ended September 30, 1995, respectively, excluding charges totaling approximately $550,000 related to the acquisition of Blue Lagoon Software during the second quarter of 1995. During the second quarter of 1995, the Company recorded non-recurring costs primarily related to the write-off of approximately $250,000 of fixed assets, as well as special incentive payments to management and certain other employees totaling approximately $300,000 in conjunction with integrating the operations and technology of Blue Lagoon Software into the Company's operations. Approximately $900,000 and $1.9 million of the increase during the quarter and nine months ended September 30, 1996, respectively, resulted from increased worldwide sales and marketing activities including increased advertising and marketing communications, increased participation in seminars and trade shows and expansion into alternate distribution channels. The Company has also expanded its operations into the Far East, which accounted for approximately $270,000 and $1.0 million of the increase in the quarter and nine months ended September 30, 1996, respectively, compared to the quarter and nine months ended September 30, 1995. In addition, the increase in expenses relates to increases in personnel in the marketing, sales and administrative departments to 164 employees at September 30, 1996 from 112 employees at September 30, 1995. Excluding costs related to expansion into the Far East, personnel-related expenses, including commissions and travel, resulted in approximately $1.7 million and $4.2 million of the increase in marketing, selling and general and administrative expense during the quarter and nine months ended September 30, 1996, respectively, compared to the quarter and nine months ended September 30, 1995. The Company expects marketing, selling and general and administrative expenses to increase in absolute dollars as total revenues increase, but such expenses may vary as a percentage of revenue.

        In prior years, the Company received grants from the Government of Israel through the Fund for the Encouragement of Marketing Activities ("the Marketing Fund") which were used to offset marketing expenses in the years received. The grants were received from the government of Israel for approved programs for marketing activities and were recognized on the cost reduction basis as a reduction of marketing expenses as such expenses were incurred. Under the terms of the marketing grants, if and when export sales from Israel to certain countries exceed a predetermined base of historical export sales from Israel, a royalty of 3% of the increase in export sales from Israel must generally be paid, up to the amount of the grants obtained. Royalty expense under these agreements amounted to approximately $100,000 and $327,000 for the quarter and nine months ended September 30, 1996, respectively, and $73,000 and $210,000 in the quarter and nine months ended September 30, 1995, respectively. As of September 30, 1996, the Company is committed to pay, if and when earned, approximately $643,000 in royalties.

        Other income, net
        -----------------

        Other income, net consists primarily of interest income and foreign exchange gains and losses. In the third quarter and nine months ended September 30 of 1996 and 1995, the Company earned interest income primarily on its investments in money market accounts and marketable securities, which consist of investments in high quality financial, government and corporate securities. The significant increase in other income, net to $856,000 and $2.5 million in the quarter and nine months ended September 30, 1996, respectively, from $651,000 and $1.5 million in the quarter and nine months ended September 30, 1995, respectively, resulted primarily from a higher average investment balance during the 1996 periods due to the investment of the proceeds from the Company's offering of Common Stock in August 1995. In addition, other income, net included a $150,000 benefit from the resolution of the dispute with the Chief Scientist in Israel. This was partially offset by foreign exchange losses of approximately $110,000.

        Provision for income taxes
        --------------------------

        The Company has accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company recorded a tax expense of $359,000 and $394,000 in the quarter and nine months ended September 30, 1996, respectively, compared to $611,000 and $870,000 in the quarter and nine months ended September 30, 1995, respectively.

        The Company participates in special programs sponsored by the government of Israel relating to taxation. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions.

        Net income
        ----------

        The Company reported net income of $1.4 million and $1.6 million in the quarter and nine months ended September 30, 1996, respectively, compared to $2.4 million and $1.6 million in the quarter and nine months ended September 30, 1995, respectively. The results of operations for the quarter ended September 30, 1996 included a benefit from the resolution of the dispute with the Chief Scientist in Israel. The results of operations for the nine months ended September 30, 1996 included the first quarter charge for the settlement of litigation of $2.1 million (net of taxes of $500,000). The results of operations for the quarter and nine months ended September 30, 1995 were adversely impacted by the acquisition of Blue Lagoon and other related non-recurring charges. The Company's operating expenses are based in part on its expectations of future revenues, and expenses are generally incurred in advance of revenues. The Company plans to continue to expand and increase its operating expenses to support anticipated revenue growth. If revenues do not materialize in a quarter as expected, the Company's results from operations for that quarter are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenues because only a small portion of the Company's expenses varies with its revenues.

        Inflation
        ---------

        Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact during the year.

        Factors that May Affect Future Results
        --------------------------------------

        The statements in this Item 2 in the last sentence of the second paragraph under the caption "Revenue", the first sentence of the sixth paragraph under the caption "Research and Development," the sentence under the caption "Inflation," the sixth sentence in the paragraph under the caption "Net income", the last sentence in the fourth paragraph and the second sentence in the tenth paragraph under this caption "Factors that May Affect Future
Results" and the second paragraph under the caption "Liquidity and Capital Resources" are forward looking statements. In addition, the Company may from time to time make oral forward looking statements. The factors set forth under the captions "Research and

Development," "Net income" and "Liquidity and Capital Resources" as well as the following, are important risk factors that could cause actual results to differ materially from those projected in any such forward looking statements.

        The market for software products, and in particular, internet-related products, is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements, which can render existing products obsolete or unmarketable. The Company believes that a major factor in its future success will be its ability to continue to develop and introduce in a timely and cost-effective manner enhancements to its existing products and new products that will gain market acceptance. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products or enhancements successfully, that any new products or enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new products in the future. If the Company is unable to introduce new products or enhancements and respond to industry changes on a timely basis, its business could be materially adversely affected.

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

        The Company faces direct competition from a few public and several privately-held companies in the United States and Europe. The market for software products in general is highly competitive and the Company faces competition from established and emerging companies. There could be a materially adverse effect on the Company's results of operations or financial position if any of the major software manufacturers, which have significantly greater resources than the Company, decided to devote substantial resources to entering the software testing market or if there is an increase in developing testing utilities internally by the Company's customers or potential customers. A variety of external and internal factors could materially adversely affect the Company's ability to compete. These include the relative functionality, price/performance and reliability of the products offered by the Company and its competitors, the timing and success of new product development or enhancement efforts of the Company and its competitors, and the effectiveness of the marketing efforts of the Company and its competitors. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially adversely affect the Company's business.

        The Company may from time to time experience significant fluctuation in quarterly operating results. Such fluctuations in quarterly operating results may occur in the future due to many factors, some of which are outside of the Company's control. Products are generally shipped as orders are received, and, consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. In particular, the Company has historically received a substantial portion of its orders at the end of the quarter. If an unanticipated order shortfall occurs at the end of a quarter, the Company's operating results for that quarter could be materially adversely affected. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. All of the foregoing may result in unanticipated quarterly earning shortfalls or losses. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

        Sales to customers located outside the United States have historically accounted for a significant percentage of revenue and the Company anticipates that such sales will continue to be a significant percentage of the Company's total revenue. Accordingly, such factors as currency fluctuations, political and economic instability and trade restrictions could have a negative impact on the Company's financial performance. The Company is continuing to strengthen its European sales organization to enhance that organization's contribution to revenues. During the current quarter, the Company hired sales managers in the U.K. and France and is recruiting other sales personnel. However, the success of these efforts is not assured and depends in part on the Company's ability to develop and retain successful sales personnel in that region. If European revenues do not materialize in a quarter as expected, the Company's results from operations for that quarter are likely to be materially adversely affected. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. All of the foregoing may result in unanticipated quarterly earning shortfalls or losses.

        Certain of the Company's sales are made in currencies other than the U.S. Dollar and its financial results are reported in U.S. Dollars. Fluctuations in the rates of exchange between the U.S. Dollar and other currencies may have a materially adverse effect on the Company's results of operations and financial position. To date, the Company has not hedged against currency translation risks.

        As part of its growth strategy, the Company may from time to time acquire or invest in complementary businesses, products or technologies. For example, during 1995, the Company acquired Blue Lagoon Software and EBY Semantica. While there are currently no commitments with respect to any particular acquisition, Company management frequently evaluates the strategic opportunity available related to complementary products, technologies or businesses. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.

        Since its inception, the Company has obtained royalty-bearing grants from various Israeli government agencies. While the Company expects to receive additional grants in the future, any such grants will likely decline as a percentage of gross research and development spending and there can be no assurance that the Company will receive any such grants. Termination or substantial reduction of such grants or changes in revenue classification could have a materially adverse effect on the Company. The terms of certain grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the government of Israel. As a result, if the Company is unable to obtain the consent of the government of Israel, the Company may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel.

        Since 1993, the Company has experienced significant annual increases in revenue. This growth has placed and, if it continues, will place a significant strain on the Company's management, resources and operations. To accommodate its recent growth, the Company is implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems. There can be no assurance that the implementation of such systems, procedures and controls can be completed successfully, or without disruption of the Company's operations. If the Company's growth continues, the Company may be required to hire and integrate substantial numbers of new employees. The market has become increasingly competitive both in the United States and Israel and may require the Company to pay higher salaries. The Company's failure to manage growth effectively could have a materially adverse effect on the Company's results of operations or financial position.

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

        In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees. The provisions in such licenses limiting the Company's exposure to potential product liability claims may therefore be unenforceable under the laws of certain jurisdictions. Although the Company carries errors and omissions insurance against such claims, there can be no assurance that such insurance will continue to be available on acceptable terms, if at all, or that such insurance will provide the Company with adequate protection against any such claims. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims. A significant product liability claim against the Company could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and investments decreased to $77.4 million at September 30, 1996 from $85.7 million at December 31, 1995. During the nine months ended September 30, 1996, the Company paid $7.7 million related to litigation and costs related to the acquisition of Semantica of which $5.7 million had been accrued at December 31, 1995. In addition, the Company received $1.5 million from the issuance of Common Stock under employee stock option and purchase plans. The Company used $3.6 million in cash for purchases of computers and related equipment. The Company's short-term and long-term investments consist of investments in high quality financial, government and corporate securities.

        Assuming there is no significant change in the Company's business, the Company believes that its current cash and investment balances and cash flow from operations, will be sufficient to fund the Company's cash needs for at least the next twelve months.

                        MERCURY INTERACTIVE CORPORATION

                          PART II. OTHER INFORMATION



Item 5.   Other Information

          On October 23, 1996, Standish O'Grady resigned from the Company's Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K

          (a) 11.1 - Computation of net income per common and common equivalent share.

               27   -  Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1996          MERCURY INTERACTIVE CORPORATION
                                            (Registrant)


                                  /s/ SHARLENE ABRAMS
                                  --------------------------------------------
                                  Sharlene Abrams
                                  Vice-President of Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
  No.                             Description


  11.1    Computation of net income per common and common equivalent share

  27      Financial Data Schedule