Form 10-K405
period 1996-12-31
MERCURY INTERACTIVE CORPORATION
filed 1997-03-26
CIK 867058

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED].

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        COMMISSION FILE NUMBER: 0-22350

                        MERCURY INTERACTIVE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              77-0224776
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                    470 POTRERO AVENUE, SUNNYVALE, CA 94086
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 523-9900

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        COMMON STOCK, $0.002 PAR VALUE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $129,908,000 as of February 28, 1997, based upon the closing sale price reported for that date on the Nasdaq National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

  The number of shares of Registrant's Common Stock outstanding as of February 28, 1997 was 16,184,347.

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE PROXY STATEMENT FOR REGISTRANT'S 1997 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 30, 1997 ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K REPORT.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
 Item 1.  Business.......................................................     2
          General........................................................     2
          Products.......................................................     3
          Research and Development.......................................     5
          Marketing, Sales and Support...................................     5
          Competition....................................................     7
          Manufacturing..................................................     7
          Patents, Trademarks and Licenses...............................     7
          Personnel......................................................     8
          Operations in Israel...........................................     9
 Item 2.  Properties.....................................................     9
 Item 3.  Legal Proceedings..............................................     9
 Item 4.  Submission of Matters to a Vote of Security Holders............    10
                                    PART II
                    Market for the Registrant's Common Equity and Related
 Item 5.  Stockholder Matters............................................    10
 Item 6.  Selected Consolidated Financial Data...........................    11
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................    12
 Item 8.  Financial Statements and Supplementary Data....................    19
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    19
                                    PART III
 Item 10. Directors and Executive Officers of the Registrant.............    19
 Item 11. Executive Compensation.........................................    19
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    19
 Item 13. Certain Relationships and Related Transactions.................    19
                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K............................................................    20

                                    PART I

ITEM 1. BUSINESS

  GENERAL

  Mercury Interactive Corporation and its subsidiaries (hereafter, collectively, "Mercury Interactive" or the "Company") develop, market and support a family of automated client/server and Web-based system (Internet and intranets) tools for testing business-critical enterprise applications. Since 1989, the Company's testing solutions have helped corporate development organizations, system integrators and independent software developers identify client/server system problems with greater accuracy, speed and efficiency than traditional methods allow.

  The power, speed and flexibility of distributed computing architectures-- with PCs running Microsoft Windows, UNIX workstations, network servers, database servers and Web-based systems--have prompted many companies to adopt them on an enterprise-wide basis to support business-critical applications. Client/server solutions are designed to be scalable to accommodate rapid growth, in order to allow customers to boost productivity by enhancing information availability and to provide the customer a competitive advantage. However, the very nature of client/server computing creates challenges for businesses that develop and deploy custom-built applications. As client/server systems are installed to accommodate traditional business needs, even the most simple application or system changes can adversely impact the delivery and performance of the solution. Thorough testing of client applications in enterprise-wide, multi-user environments is required so that the solution is reliable and responsive to user needs. Testing is particularly important to organizations that deploy enterprise client/server systems to conduct business-critical transactions, such as securities trading, account management, order services, billing, etc.

  Mercury Interactive is committed to continuing research and development in order to achieve its strategy of offering advanced and innovative testing solutions for evolving business needs. The Company's innovative solutions are designed to automate and orchestrate all phases of software and system quality assurance, and to provide a common thread that allows customers to reduce application development time, increase productivity and decrease operating expenses.

  Today, that common thread makes its way through some of the world's largest business organizations. Chase Manhattan, Lucent Technologies, American Express, AT&T, IBM, KPMG Peat Marwick, Motorola, Bell Canada, and Siemens, among others, all rely on the Company's solutions for testing their client/server applications and systems.

  PRODUCTS

  The Company's current and announced automated client/server testing tools are presented and described below.

                                                                             TYPICAL LIST PRICE
  PRODUCT NAME          PRODUCT DESCRIPTION              STATUS                    RANGE*
-------------------------------------------------------------------------------
  XRunner            Automated application      Release 1.0-1991          $60,000 for five users
                     testing for UNIX/X Window  Release 4.0-July 1996
-------------------------------------------------------------------------------
  WinRunner          Automated application      Release 1.0-June 1993     $2,850-$5,000 per user
                     testing for MS Windows,    Release 4.0-March 1996
                     Windows NT, Windows 95
                     and OS/2
-------------------------------------------------------------------------------
  LoadRunner         Automated multi-user       Release 1.0-November 1993 $40,000-$50,000 for
                     testing for UNIX, RTE,     Release 4.0-May 1996      package simulating 50
                     MS Windows, Windows NT                               users
                     and Windows 95
-------------------------------------------------------------------------------
  TestDirector       Automated test management  Release 1.0-November 1994 $8,995 for server plus 5
                     system for QA workgroups   Release 2.0-March 1996    users, additional users
                                                                          for $495 each
-------------------------------------------------------------------------------
  SQLInspector       Middleware testing and     Release 2.0-May 1995      $495-$895 per user
                     analysis for MS Windows
-------------------------------------------------------------------------------
  WebTest            World Wide Web application Product family released   $195-$995 per copy
                     testing                    March 1996
-------------------------------------------------------------------------------
  Astra SiteManager  Visual Web site management Release 1.0-October 1996  $495 per copy tool
-------------------------------------------------------------------------------
  Astra SiteTest     Web site stress testing    Release 1.0-December 1996 $9,500 per copy

 *Prices vary within the ranges shown according to system configuration and country where purchased.

  XRunner

  The Company's XRunner(R) is an automated GUI regression tool which tests X Window applications running under UNIX. XRunner makes test development easier by incorporating simplified test script management, point-and-click selection and interactive debugging. These features boost new testers' productivity while providing a complete testing solution for evolving business needs. XRunner features the RapidTest Script Wizard which automatically learns an application and generates tests for unattended regression testing. XRunner was originally released in 1991.

  WinRunner

  The Company's WinRunner(R) tests client/server GUI applications on Windows 3.1, Windows 95 and Windows NT platforms. WinRunner simplifies test automation by providing powerful, productive and cost-effective test solutions. WinRunner includes RapidTest(TM) technology which assists new testers in overcoming the initial barriers to test automation. WinRunner utilizes Mercury Interactive's point-and-click Visual Testing(TM) to help users quickly create test and verification scenarios. WinRunner provides support for leading development environments such as SAP, Oracle Developer/2000, Visual Basic, PowerBuilder, ActiveX controls and Open Interface Elements. WinRunner was made generally available in 1993.

  LoadRunner

  The Company's LoadRunner(R) is an integrated client/server and Web load testing tool. It provides a scalable load testing solution for managing the risks of client/server systems. LoadRunner uses a minimum of hardware resources to provide consistent, repeatable and measurable load to exercise the system just like real users would. LoadRunner automates both client and server load testing from a single point of control while helping developers get an accurate view of system behavior and performance throughout the application development lifecycle. LoadRunner is available for Windows, Windows 95, Windows NT, UNIX and Remote Terminal Emulation (RTE). LoadRunner was made generally available in 1993.

  TestDirector

  The Company's TestDirector(TM) is a workgroup test management software which directs the quality assurance process for software development. TestDirector helps developers and testers be more productive by walking them through a full regression test cycle from planning and design, automated test creation, manual and automatic test execution, defect tracking and application quality analysis. TestDirector was first released in 1994.

  SQLInspector

  The Company's SQLInspector(TM) is a powerful, simple tool for viewing application function calls to databases. SQLInspector includes performance data so that developers can analyze their application's database access, and better understand how to tune the application. SQLInspector 2.0 was integrated into Mercury Interactive's product family when the Company acquired Blue Lagoon Software in 1995.

  WebTest

  The Company's WebTest is the first technology designed specifically for testing World Wide Web applications. The new technology helps information system organizations improve the quality and reliability of Web-based systems by allowing developers to measure response time to a browser request, to determine the maximum number of hits the server can support and to validate the systems' ability to function correctly under varying conditions. WebTest extends Mercury Interactive's GUI testing tools, WinRunner and XRunner, allowing them to interact with Web pages, browsers, HTML links and images. WebTest together with LoadRunner tests Web site performance and capacity by emulating Web user HTTP traffic between the browser and server. WebTest was released in March 1996.

  Astra SiteManager

  The Company's Astra(TM) SiteManager(TM) is a comprehensive visual Web site management tool that is designed to meet the challenges faced by Webmasters and business managers of rapidly growing Web sites with changing contents and shape. Astra SiteManager scans an entire Web site--highlighting functional areas with color-coded links and URLs--to create a complete visual map of a Web site. It pinpoints broken links or access problems, compares maps as a site changes, identifies key usage patterns for improving Web site effectiveness and validates dynamically generated pages. Astra SiteManager was released in October 1996.

  Astra SiteTest

  The Company's Astra SiteTest(TM) is a stress testing tool for Web-based systems--Internet and intranets--that provides consistent, repeatable and measurable load to exercise the systems as real users would. Astra SiteTest helps Webmasters get an accurate view of system behavior and performance throughout the application development lifecycle. Astra SiteTest was first released in December 1996.

  RESEARCH AND DEVELOPMENT

  Since its inception, the Company has made substantial investments in research and product development. The Company believes that its success will depend in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements, each of which is essential to maintaining the Company's current leadership position in its market.

  The technologies that drive the Company's products are aimed at providing a consistent and comprehensive solution to software quality issues throughout the software development organization. By enabling reliable automation of testing, these technologies enable the Company's products to provide substantial productivity improvement.

  The Company believes that it was the first to comprehensively address client/server software quality by combining key enabling technologies such as output synchronization, GUI-based application testing, multi-platform portability, text recognition and multi-user testing. Mercury Interactive's products are designed to be used throughout the development, maintenance and porting processes and are available on a variety of computing platforms and operating environments.

  In addition to the teams developing software testing products, the Company maintains an advanced research group that is responsible for exploring new directions and applications of core technologies, migrating new technologies into the existing product lines and maintaining research relationships outside the Company both within industry and academia. The research and development group also maintains relationships with third party software vendors and with all major hardware vendors on whose platforms the Company's products operate. Key development engineers are rotated to assignments in customer support positions in the Company's major markets for periods ranging from three months to two years. This improves feedback from current customers and strengthens ties between the Customer Support Organization and the research and development group.

  The Company's primary research and development group is located near Tel Aviv, Israel. Performing research and development in Israel offers a number of strategic advantages. Israeli engineers typically hold advanced degrees in computer-related disciplines. In addition to lower personnel costs, operation in Israel allows the Company to enjoy research subsidies from the government of Israel. Geographic proximity to Europe, a strategic market for the Company, offers another key advantage.

  As of December 31, 1996, the Company's research and development group consisted of 160 employees. During 1996, 1995 and 1994, gross research and development costs were $10.5 million, $14.4 million and $4.7 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  MARKETING, SALES AND SUPPORT

  Direct Sales

  The Company markets its products primarily through its direct sales and service organization, which focuses on major accounts. The Company employs technically proficient salespeople and highly skilled field application engineers capable of serving the sophisticated needs of prospective customers' engineering and management staffs. As of December 31, 1996, the Company's direct sales and service force consisted of 113 employees.

  The Company has thirteen sales and support centers throughout the United States. Internationally, the Company's subsidiaries operate seven sales and support offices located in Canada, the United Kingdom, France, Germany, Japan, Australia and Israel. The Company also markets its products through distributors in Europe and Pacific Rim countries.

  International sales represented 37%, 29% and 26% of the Company's total revenues in 1996, 1995 and 1994, respectively. The Company expects that in future periods, international sales will continue to account for a significant portion of the Company's total revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Alternate Channels

  The Company has an indirect sales channel of value added resellers and major system integrators, including Andersen Consulting, EDS and KPMG Peat Marwick. The indirect sales channel accounted for 43% and 23% of total license revenue in the years ended December 31, 1996 and 1995, respectively. The Company believes that the indirect sales channel will account for an increasingly significant portion of the Company's total revenue in future periods. There is no assurance that the Company will be successful in further developing such channels, that such relationships will result in significant additional sales or that any sales through such channels will have the same profitability, if any, of sales obtained through the Company's direct sales force. In addition, the Company expects its direct and indirect sales channels to compete with each other. Successful indirect sales efforts depend on the abilities, resources, reputations, motivations, and strategies of third parties, and the Company has little control over such factors. If the Company's efforts at further developing these indirect sales channels are unsuccessful, if such channels are unproductive or if the Company were to lose one or more of its value added resellers or major system integrators, there could be a material adverse effect on the Company's results of operations or financial position.

  Customer Support Organization

  The Company believes that strong customer support is crucial to both the initial marketing of its products and maintenance of customer satisfaction, which in turn, enhances the Company's reputation and generates repeat orders. In addition, the Company believes that the customer interaction and feedback involved in its ongoing support functions provide the Company with information on market trends and customer requirements that is critical to future product development efforts.

  Pre-sales support is provided by sales personnel and post-sales support is provided by the Company's Customer-Support Organization ("CSO") pursuant to renewable annual maintenance contracts. As of December 31, 1996, the Company's CSO consisted of 46 employees. The maintenance contracts provide for technical and emergency support as well as software upgrades, on an if and when available basis. When the Company's local sales and support offices are unable to solve a problem, the Company's engineers and product developers in Israel work with the support personnel. By taking advantage of time differences, the Company can provide support around the clock, ensuring prompt resolution of problems.

  Pricing

  The Company licenses its software to customers under non-exclusive license agreements that restrict use of the products to internal purposes on designated computer networks. The Company typically licenses software products to allow up to a set number of users to access the software on a network at any one time, using any workstation attached to that network.

  The Company's products are priced to encourage customers to purchase multiple products and licenses because the cost to the Company of supporting a one-user configuration is almost as high as a multiple-user configuration. License fees are dependent on the product licensed, the number of users of the product licensed and the country in which such licenses are sold, as international prices tend to be higher than United States prices. In addition, the Company sells annual maintenance contracts which include on-site customer support and upgrades for approximately 15% of the license purchase price. Sales to the Company's indirect sales channel partners which are intended for resale to end users are made at varying discounts off of the Company's list prices, generally based on the sales volume of the indirect sales channel partner.

  Backlog

  The time between order and delivery of the Company's products is generally quite short. The number of orders, as well as the size of individual orders, can vary substantially from month to month. Because of the short period between order receipt and shipment of products, the Company typically does not have a backlog of unfilled orders and believes that backlog is neither significant to an understanding of its business nor representative of potential revenue for any future period.

  COMPETITION

  While the Company believes it is the leading provider of automated client/server and Web-based testing tools, several other companies compete in the automated client/server testing market and several potential customers have decided to develop testing utilities internally. The market for automated client/server and Web testing tools is relatively young and competing solutions for the problem of software testing productivity are evolving rapidly.

  The Company faces direct competition primarily from several public and privately-held companies. The market for software products in general is highly competitive and the Company expects to face substantial competition from established and emerging companies. There could be a material adverse effect on the Company's results of operations and financial position if any of the major software manufacturers, which have significantly greater resources than the Company, decided to devote substantial resources to entering the software or Web-based testing markets or if there is an increase in developing testing utilities internally by the Company's customers or potential customers. A variety of external and internal factors could adversely affect the Company's ability to compete. These include the relative functionality, price/performance and reliability of the products offered by the Company and its competitors, the timing and success of new product development or enhancement efforts of the Company and its competitors and the effectiveness of the marketing efforts of the Company and its competitors. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not adversely affect the Company's business.

  MANUFACTURING

  The Company's products are principally composed of user manuals and storage media, such as diskettes, tapes and/or CD-ROM, much of which is produced by the Company in its facility in Israel. The Company believes that there is an adequate supply of and source for the raw materials for its products and that there are multiple sources available for storage media duplication and manual printing. The Company performs final quality-control tests on its products. Although the Company believes that its quality control activities effectively accomplish the Company's product quality goals, there can be no assurance that the Company's quality control efforts will always be completely successful. Undetected material programming errors, product tampering, and exposure to a computer virus in the product development, duplication, assembly or distribution process, whether performed by the Company, its contractors, distributors, or resellers, could have a material adverse effect on shipments of new and existing products. Assembly and packaging of final products are performed both by the Company and by domestic and overseas subcontractors of the Company.

  PATENTS, TRADEMARKS AND LICENSES

  The Company primarily relies upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in its products. The source code for the Company's products is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

  Because the software industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology.

  The Company holds one patent on an element contained in certain of its products, and it has filed several other U.S. and foreign patent applications on various elements of its products. There can be no assurance that patents will be issued with respect to any of those applications or, if issued, that the patents will provide meaningful protection for the Company.

  Although the Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties, and although the Company has received no communications from third parties alleging the infringement of the proprietary rights of such parties, except as discussed under "Item 3, Legal Proceedings", there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation.

  PERSONNEL

  As of December 31, 1996, the Company had a total of 380 employees, of which 147 were based in the United States and 233 were based internationally. Of the total, 178 were engaged in marketing, sales and related customer support services, 160 were in research and development, and 42 were in general and administrative functions. The Company's future success depends in significant part upon the continued service of its key sales, technical and managerial personnel and its continuing ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key sales, technical and managerial employees or that it can attract, assimilate or retain other highly qualified sales, technical and managerial personnel in the future. None of the Company's employees are represented by a labor union. The Company has never experienced any work stoppages.

  The executive officers of the Company as of March 1, 1997, are as follows:

NAME              AGE                        POSITION
----              ---                        --------
Aryeh Finegold     50 Chairman of the Board of Directors
Amnon Landan       38 President, Chief Executive Officer and Director
Sharlene Abrams    39 Vice President of Finance and Administration, Chief
                      Financial Officer and Secretary
Kenneth R. Klein   37 Vice President of North American Sales

  Mr. Aryeh Finegold, a founder of the Company, has served as Chairman of the Board of Directors since the Company's incorporation in July 1989, served as Chief Executive Officer from July 1989 until January 1997 and served as President from July 1989 until March 1995. Previously, Mr. Finegold was President, Chief Executive Officer and Chairman of the Board of Directors of Ready Systems, Inc. He also co-founded Daisy Systems, Inc., serving as its President and Chief Executive Officer. Previously, Mr. Finegold was a product line architect in the micro-processor division at Intel Corporation.

  Mr. Amnon Landan has served as President and Chief Executive Officer of the Company since February 1997, and has been a director of the Company since February 1996. From October 1995 to January 1997 he served as President, and from March 1995 to September 1995 he served as President of North American Operations. He served as Chief Operating Officer from August 1993 until March 1995. From December 1992 to August 1993, he served as the Company's Vice President of Operations and from June 1991 to December 1992, he served as Vice President of Research and Development. From November 1989 to June 1991, he served in several technical positions with the Company.

  Ms. Sharlene Abrams has served as Vice President of Finance and
Administration and Chief Financial Officer of the Company since November 1993. She has served as Secretary of the Company since February 1996. Prior to joining the Company, Ms. Abrams was employed at Price Waterhouse LLP for more than five years, most recently as a senior manager.

  Mr. Kenneth R. Klein has served as Vice President of North American Sales for the Company since April 1995. From May 1992 to March 1995, he served as the Company's Western Area Sales Manager. From March 1990 to May 1992, Mr. Klein served as Regional Sales Manager for Interactive Development Environments, a CASE tool company.

  OPERATIONS IN ISRAEL

  The Company's research and development operations are primarily located in Israel and may be affected by economic, political and military conditions in that country. The Company's business is also dependent on trading relationships between Israel and other countries. Accordingly, the Company's operations could be adversely affected if major hostilities involving Israel should occur or if trade between Israel and its current trading partners were interrupted or curtailed. The Company benefits from various policies of the government of Israel, including reduced taxation and special subsidy programs, designed to stimulate economic activity, particularly the high technology industry in that country. The Company's operations also benefit from the availability of highly skilled and relatively low cost scientific and technical personnel in Israel. As a condition of its receipt of funds for various research and development projects conducted under programs sponsored by the government of Israel, the Company has agreed that products resulting from these projects may not be manufactured, nor may the technology developed in the projects be transferred, outside of Israel without government consent.

ITEM 2. PROPERTIES

  The Company is headquartered in Sunnyvale, California, where it leases approximately 33,000 square feet under a lease that expires in July 1998. The Company's research and development activities are conducted by the Company's subsidiary in Israel, where that subsidiary leases approximately 23,800 square feet under a lease that expires in December 2000. In addition, in 1995, the Company purchased land in Israel for potential future expansion.

  The Company's field sales and support operations occupy leased facilities in 12 locations in the United States, one location in Canada, three locations in Europe and three locations in the Pacific Rim.. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

  During 1994 and 1995, the Company and its Chairman had been engaged in the defense of certain lawsuits brought by a former employee. As a result of settlement negotiations which commenced during 1995, the matters were settled for $2.0 million, which the Company recorded during the fourth quarter of 1995.

  On August 21, 1995, the Company was served with a complaint filed in the United States District Court for the Eastern District of Virginia by Performix, Inc., a software company located in McLean, Virginia. The complaint alleges that an employee of the Company attempted to copy without authorization one of the plaintiff's software programs. The matter was settled on March 7, 1996 and, as a result, the Company recorded a charge of approximately $2.6 million during the quarter ending March 31, 1996, reflecting settlement costs and related legal fees.

  On February 13, 1995, the Company's U.K. subsidiary, Mercury Interactive
(UK) Limited, was served with a complaint brought by Mercury Communications Limited ("Mercury Communications") a subsidiary of Cable and Wireless PLC. The complaint alleges that use by the Company's subsidiary of "Mercury" and "Mercury

Interactive" in the U.K. infringes upon Mercury Communications' U.K. trademark rights. On March 13, 1996, the Company settled this matter without material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of 1996 to a vote of the holders of Mercury Interactive Corporation's Common Stock through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  MARKET FOR COMMON STOCK

  Mercury Interactive Corporation Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol MERQ. The following table lists the high and low sales price since January 1, 1995:

                                                                   HIGH   LOW
                                                                  ------ ------
     1996:
     First quarter ended March 31................................ $24.00 $14.00
     Second quarter ended June 30................................ $23.75 $11.25
     Third quarter ended September 30............................ $16.00 $11.25
     Fourth quarter ended December 31............................ $19.25 $ 9.50
     1995:
     First quarter ended March 31................................ $17.75 $12.00
     Second quarter ended June 30................................ $24.25 $17.00
     Third quarter ended September 30............................ $28.63 $20.00
     Fourth quarter ended December 31............................ $28.25 $18.00

  The trading price of the Company's Common Stock is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many high technology companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

  HOLDERS OF RECORD

  On February 28, 1997, there were approximately 5,300 holders of record of Mercury Interactive Corporation Common Stock.

  DIVIDENDS

  The Company paid no dividends during fiscal 1996. The Company intends to retain earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                          YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------
                                   1996      1995     1994     1993     1992
                                 --------  --------  -------  -------  -------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
Revenue:
  License....................... $ 43,270  $ 32,765  $20,270  $11,830  $ 4,287
  Service.......................   11,280     6,685    3,180    1,170       45
                                 --------  --------  -------  -------  -------
    Total revenue...............   54,550    39,450   23,450   13,000    4,332
                                 --------  --------  -------  -------  -------
Cost of revenue:
  License.......................    3,419     2,626    1,594    1,637      667
  Service.......................    3,240     1,887      872      364       35
                                 --------  --------  -------  -------  -------
    Total cost of revenue.......    6,659     4,513    2,466    2,001      702
                                 --------  --------  -------  -------  -------
Gross profit....................   47,891    34,937   20,984   10,999    3,630
                                 --------  --------  -------  -------  -------
Operating expenses:
  Research and development......   10,499    14,355    4,710    2,506    2,289
  Less: grants..................   (2,203)   (1,567)  (1,156)    (717)    (629)
                                 --------  --------  -------  -------  -------
  Research and development, net.    8,296    12,788    3,554    1,789    1,660
                                 --------  --------  -------  -------  -------
  Marketing and selling.........   30,460    23,146   11,128    7,005    4,142
  Less: grants..................       --      (350)    (821)      --       --
                                 --------  --------  -------  -------  -------
  Marketing and selling, net....   30,460    22,796   10,307    7,005    4,142
  General and administrative....    4,113     3,911    2,531      996    1,182
  Settlement of litigation......    2,600     2,000       --       --       --
                                 --------  --------  -------  -------  -------
    Total operating expenses....   45,469    41,495   16,392    9,790    6,984
                                 --------  --------  -------  -------  -------
Income (loss) from operations...    2,422    (6,558)   4,592    1,209   (3,354)
Other income, net...............    3,361     2,277    1,348      209       83
                                 --------  --------  -------  -------  -------
Income (loss) before provision
 for income taxes...............    5,783    (4,281)   5,940    1,418   (3,271)
Provision for income taxes......    1,157       970      891       56       --
                                 --------  --------  -------  -------  -------
Net income (loss)............... $  4,626  $ (5,251) $ 5,049  $ 1,362  $(3,271)
                                 ========  ========  =======  =======  =======
Net income (loss) per share..... $   0.28  $  (0.38) $  0.38  $  0.12  $ (1.50)
                                 ========  ========  =======  =======  =======
Weighted average common shares
 and equivalents................   16,563    13,947   13,337   11,338    2,180
                                 ========  ========  =======  =======  =======
                                               DECEMBER 31,
                                 ---------------------------------------------
                                   1996      1995     1994     1993     1992
                                 --------  --------  -------  -------  -------
Balance Sheet Data:
  Working capital............... $ 78,082  $ 75,475  $33,722  $31,069  $ 4,523
  Total assets..................  117,489   112,820   49,594   41,733   11,056
  Long-term debt................       --        --       --      441      473
  Stockholders' equity..........   99,039    92,616   39,167   33,003    5,705

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  The following table sets forth, as a percentage of revenues, certain consolidated statement of operations data for the periods indicated (after giving effect to rounding). These operating results are not necessarily indicative of the results for any future period.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              -----------------
                                                              1996  1995   1994
                                                              ----  ----   ----
Revenue:
  License....................................................  79%   83%    86%
  Service....................................................  21    17     14
                                                              ---   ---    ---
    Total Revenue............................................ 100   100    100
                                                              ---   ---    ---
Cost of revenue:
  License....................................................   6     7      7
  Service....................................................   6     4      4
                                                              ---   ---    ---
    Total cost of revenue....................................  12    11     11
                                                              ---   ---    ---
  Gross margin...............................................  88    89     89
                                                              ---   ---    ---
Operating expenses:
  Research and development, net..............................  15    32     15
  Marketing and selling, net.................................  56    58     44
  General and administrative.................................   7    10     11
  Settlement of litigation...................................   5     5     --
                                                              ---   ---    ---
    Total operating expenses.................................  83   105     70
                                                              ---   ---    ---
Income (loss) from operations................................   5   (16)    19
Other income, net............................................   6     5      6
                                                              ---   ---    ---
Income (loss) before provision for income taxes..............  11   (11)    25
                                                              ---   ---    ---
Provision for income taxes...................................   2     2      4
                                                              ---   ---    ---
Net income (loss)............................................   9%  (13)%   21%
                                                              ===   ===    ===

  Revenue

  License revenue increased to $43.3 million in 1996 from $32.8 million in 1995 and $20.3 million in 1994. The Company's growth in license revenue is attributable primarily to growth in license fees from the LoadRunner product as well as sales of TestSuite, which was released in June 1995. License revenue also benefited from the Company's ongoing expansion into alternate sales and distribution channels, such as referral partners, system integrators and value added resellers. License revenue included approximately $23.5 million and $7.5 million from indirect sales channels in 1996 and 1995, respectively, excluding, in 1995, a one time payment of $1.7 million from Compuware, in exchange for the right to OEM the Company's products. Revenue received from alternate channels was not significant in 1994.

  Service revenue increased to $11.3 million or 21% of total revenue in 1996 from $6.7 million or 17% of total revenue in 1995 and $3.2 million or 14% of total revenue in 1994. This increase in service revenue in 1996 compared to 1995 and 1994 is primarily due to increases in the Company's base of installed users and the associated increase in maintenance, customer training and support revenue. The Company expects that service revenue will continue to increase in absolute dollars as long as the Company's customer base continues to grow.

  International revenue represented 37%, 29%, and 26% of total revenue in 1996, 1995 and 1994, respectively. The Company continued to expand operations internationally during 1996 and 1995 and increased international headcount and marketing and sales activities. The increase in international revenue, as a percentage of total revenue in 1996 compared to 1995 and 1994, resulted primarily from additional license revenue in Europe and the Pacific Rim. The Company expects international revenue to continue to increase in absolute dollars and, to a lesser extent, as a percentage of revenue in the future; however, achievement of these results cannot be assured.

  Cost of revenue

  License cost of revenue, as a percentage of license revenue, was 8% in 1996, 1995 and 1994. License cost of revenue primarily reflects personnel related costs.

  Service cost of revenue, as a percentage of service revenue, was relatively unchanged at 29% in 1996 compared to 28% in 1995, and 27% in 1994. Service cost of revenue consists primarily of costs of providing customer technical support, education and consulting.

  Research and development

  For the year ended December 31, 1996, research and development expense was $8.3 million, compared to $12.8 million in 1995 and $3.6 million in 1994. The expense for 1995 included certain non-recurring charges comprised of write-off of in-process research and development and obsolete technology totaling approximately $6.3 million and $650,000, respectively, as well as approximately $750,000 of incentive compensation payments related to the 1995 acquisitions of Blue Lagoon and Semantica. (See Note 8 to Notes to Consolidated Financial Statements.) Total research and development expense for each of the three years is net of certain grants received by the Company's research and development subsidiary in Israel.

  Excluding the non-recurring charges, research and development expenditures, before reductions for grants, increased to $10.5 million, or 19% of total revenue in 1996, from $6.7 million, or 17% of total revenue in 1995, and $4.7 million, or 20% of total revenue in 1994. The increase in research and development expense is primarily attributable to increases in research and development personnel, which grew to 160 people at December 31, 1996 from 131 people at December 31, 1995 and 95 people at December 31, 1994 and, in 1996, to increased use of research and development subcontractors.

  The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $1.8 million, $1.6 million and $1.2 million in 1996, 1995 and 1994, respectively. The Company expects to apply for additional grants in 1997, but receipt of such grants cannot be assured. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $1.1 million, $1.4 million and $0.6 million for the years ended December 31, 1996, 1995, and 1994, respectively. As of December 31, 1996, the Company is committed to pay, if and when earned, $3.3 million in additional royalties.

  The Company also obtained grants in the total amount of $391,000 during the first half of 1996 for research and development projects from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F"). There were no BIRD-F grants received in the second half of 1996. The grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amount of the grant obtained. The Company is not obligated to repay these grants; however, it has agreed to pay BIRD-F royalties at the rate of up to 5% of sales of any product or development resulting from such research, but not in excess of 150% of the grant. Royalty expense under BIRD-F grants amounted to approximately $5,000 for each of the years ended December 31, 1996 and 1995, and $133,000 for the year ended December 31, 1994. As of December 31, 1996, the Company is committed to pay, if and when earned, approximately $1.3 million in royalties.

  The Company capitalized approximately $1,340,000 and $885,000 of software development costs during the years ended December 31, 1996 and 1995, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amount capitalized represented approximately 11% and 12% of the gross research and development expenses in 1996 and 1995, excluding, in 1995, $7.7 million in write-offs of in-process research and development, obsolete technology and incentive compensation related to the Blue Lagoon and Semantica acquisitions. The Company recorded amortization expense of $300,000 in 1996. At December 31, 1996, 1995 and 1994, the Company had a net balance of capitalized software development costs of $1,535,000, $495,000 and $60,000, respectively.

  The Company intends to continue making significant expenditures on research and development to develop new products and expand the platforms and operating systems on which its products are offered. While the Company believes that these current research and development expenditures will be beneficial in the long term development of its business, there can be no assurances that the development of products will be successful or will not be rendered obsolete by future technology acquisitions or development. Research and development expenditures are incurred substantially in advance of related revenue and in some cases do not result in the generation of revenue.

  Marketing and selling

  Marketing and selling expenses were $30.5 million in 1996, compared to $22.8 million in 1995 and $10.3 million in 1994. The 1995 expense included approximately $2.6 million of non-recurring charges, including $1.2 million related to the acquisitions of Blue Lagoon and Semantica (principally, special incentive payments to management and write-off of fixed assets), and an additional $900,000 for severance payments to employees related to the 1995 restructuring of the Company's international operations. The remaining non-recurring amount of $550,000 reflects a 1995 provision for disputed royalties potentially payable under research and development grants received from the Office of the Chief Scientist in Israel. Estimated penalties and interest of $150,000 related to the potential assessment were recorded in 1995 as other income, net. During the third quarter of 1996, the Company resolved this matter and, as a result, recorded benefits of $300,000 and $150,000 to marketing and selling expenses and other income, net, respectively.

  Excluding these non-recurring items, marketing and selling expenses increased to $30.8 million, or 57% of revenue in 1996, from $20.2 million, or 51% of revenue in 1995, and $10.3 million, or 44% of revenue in 1994. Approximately $2.5 million of the increase during 1996 and $1.8 million of the increase during 1994 resulted from increased worldwide marketing and sales activities, including increased advertising and marketing communications, increased participation in seminars and trade shows and expansion into alternate distributions channels. In addition, the increase in expenses reflects increases in personnel in the marketing and sales departments to 132 employees at December 31, 1996 from 85 employees at December 31, 1995 and
59 employees at December 31, 1994. Personnel-related expenses, including travel and commissions, resulted in approximately $5.1 million of the increase during 1996 and $6.4 million of the increase during 1995. The remainder of the year-to-year spending increases reflect primarily additional costs for facilities and office equipment and, in 1995, additional royalty payments on Chief Scientist grants.

  The Company obtained grants in the amounts of $350,000 and $821,000 during 1995 and 1994, respectively, from the Government of Israel through the Fund for the Encouragement of Marketing Activities ("the Marketing Fund") which were used to offset marketing expenses for the year. Under the terms of the marketing grant, if and when export sales from Israel to certain countries exceed a predetermined base of historical export sales from Israel, a royalty of 3% of the increase in export sales from Israel must generally be paid, up to the amount of the grant obtained. Royalty expense under this agreement amounted to approximately $420,000 and $181,000 in 1996 and 1995 and has been included in marketing and selling expense. As of December 31, 1996, the Company is committed to pay, if and when earned, $550,000 in royalties.

  General and administrative

  General and administrative expense increased to $4.1 million, or 7% of revenue in 1996, from $3.9 million, or 10% of revenue in 1995, and $2.5 million, or 11% of revenue in 1994. The increases reflect primarily additions in headcount to support expanding operations and increased legal costs.

  Other income, net

  Other income, net consists primarily of interest income and foreign exchange gains and losses. In 1996, the Company earned interest income primarily on its investments in municipal equity securities and other tax favored instruments. In 1995, the Company's investments consisted primarily of U.S. Treasury securities and municipal and federal agency issues. The significant increase in other income, net to $3.4 million in 1996 from $2.3 million in 1995 and $1.3 million in 1994 resulted from the investment of the proceeds from the Company's secondary offering of Common Stock in August 1995.

  Provision for income taxes

  The Company has accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," for all periods presented. In 1994, the Company utilized its remaining U.S and Israeli net operating losses, which offset a portion of its taxable income for the year. As a result, the effective tax rate for the year was 15%. The tax provision recorded for 1995 reflected U.S. and foreign taxes after consideration of non-deductible charges related to the Blue Lagoon and Semantica acquisitions.

  The Company participates in special programs sponsored by the government of Israel relating to taxation. Provisions in future years will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions.

  Net income (loss)

  The Company reported net income of $4.6 million in 1996, compared to a net loss of $5.3 million in 1995 and net income of $5.0 million in 1994, respectively. The results of operations for 1995 were impacted by the Blue Lagoon and Semantica acquisitions and other non-recurring events, discussed above. The Company's operating expenses are based in part on its expectations of future revenues, and expenses are generally incurred in advance of revenues. The Company plans to continue to expand and increase its operating expenses to support anticipated revenue growth. If revenues do not materialize in a quarter as expected, the Company's results from operations for that quarter are likely to be materially adversely affected. Results of operations may be disproportionately affected by a reduction in revenues because only a small portion of the Company's expenses varies with its revenues.

  INFLATION

  Inflation has not had a significant impact on the Company's operating results to date.

  FACTORS THAT MAY AFFECT FUTURE RESULTS

  The statements in this Item 7 in the last sentence of each of the second and third paragraphs under the caption "Revenue", the first sentence of the sixth paragraph under the caption "Research and Development," the fourth sentence in the paragraph under the caption "Net Income (Loss)", the last sentence in the third paragraph and the second sentence in the tenth paragraph under this caption "Factors that May Affect Future Results" and the fourth paragraph under the caption "Liquidity and Capital Resources" are forward looking statements. In addition, the Company may from time to time make oral forward looking statements. The factors set forth under the captions "Revenue," "Research and Development," "Net Income (Loss)" and "Liquidity and Capital Resources" as well as the following, are important risk factors that could cause actual results to differ materially from those projected in any such forward looking statements.

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

  The Company faces direct competition from several public and privately-held companies. The market for software products in general is highly competitive and the Company expects to face competition from established and emerging companies. There could be a material adverse effect on the Company's results of operations or financial position if any of the major software manufacturers, which have significantly greater resources than the Company, decided to devote substantial resources to entering the software or Web-based testing markets or if there is an increase in developing testing utilities internally by the Company's customers or potential customers. A variety of external and internal factors could materially adversely affect the Company's ability to compete. These include the relative functionality, price/performance and reliability of the products offered by the Company and its competitors, the timing and success of new product development or enhancement efforts of the Company and its competitors, and the effectiveness of the marketing efforts of the Company and its competitors. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially adversely affect the Company's business.

  Sales to customers located outside the United States have historically accounted for a significant percentage of revenue and the Company anticipates that such sales will continue to be a significant percentage of the Company's total revenue. Accordingly, factors such as currency fluctuations, political and economic instability and trade restrictions could have a negative impact on the Company's financial performance. The Company is continuing to strengthen its European sales organization to enhance that organization's contribution to revenues. During the third quarter of 1996, the Company hired sales managers in the U.K. and France and is currently recruiting other sales personnel in Europe. However, the success of these efforts is not assured and depends in part on the Company's ability to attract, develop and retain successful sales personnel in that region. If European or other international revenues do not materialize in a quarter as expected, the Company's results from operations for that quarter are likely to be materially adversely affected. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. All of the foregoing may result in unanticipated quarterly earning shortfalls or losses.

  Certain of the Company's sales are made in currencies other than the U.S. Dollar and its financial results are reported in U.S. Dollars. Fluctuations in the rates of exchange between the U.S. Dollar and other currencies may have a materially adverse effect on the Company's results of operations and financial position. To date, the Company has not hedged against currency translation risks.

  As part of its growth strategy, the Company may from time to time acquire or invest in complementary businesses, products or technologies. For example, during 1995, the Company acquired Blue Lagoon Software and EBY Semantica. While there are currently no commitments with respect to any particular acquisition, Company management frequently evaluates the strategic opportunity available related to complementary products, technologies or businesses. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of additional expenses, debt or contingent liabilities as well as amortization expenses related to goodwill or other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.

  Since its inception, the Company has obtained royalty-bearing grants from various Israeli government agencies. While the Company expects to receive additional grants in the future, any such grants will likely decline as a percentage of gross research and development spending and there can be no assurance that the Company will receive any such grants. Termination or substantial reduction of such grants or changes in revenue classification affecting royalties could have a materially adverse effect on the Company. The terms of certain grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the government of Israel. As a result, if the Company is unable to obtain the consent of the government of Israel, the Company may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel.

  Since 1991, the Company has experienced significant annual increases in revenue. This growth has placed and, if it continues, will place a significant strain on the Company's management, resources and operations. To accommodate its growth, the Company is implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems. There can be no assurance that the implementation of such systems, procedures and controls can be completed successfully, or without disruption of the Company's operations. If the Company's growth continues, the Company may be required to hire and integrate substantial numbers of new employees. The market has become increasingly competitive both in the United States and Israel and may require the Company to pay higher salaries. The Company's failure to manage growth effectively could have a materially adverse effect on the Company's results of operations or financial position.

  The Company's success depends to a significant extent on the performance of its senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel is intense in the computer industry. The Company's failure to attract additional qualified employees or to retain the services of key personnel could materially adversely affect the Company's business.

  The Company currently relies on a combination of trademark, copyright and trade secret laws and contractual provisions to protect its proprietary rights in its products. The Company presently has no registered copyrights. The Company holds one patent on an element contained in certain of its products, and it has filed several other U.S. and foreign patent applications on various elements of its products. There can be no assurance that patents will be issued with respect to any of those applications or, if issued, that the patents will provide meaningful protection for the Company. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can also be no assurance that the measures taken by the Company to protect its propriety rights will be adequate to prevent misappropriation for the technology or independent development by others of similar technology. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty or cross-license arrangements or result in costly litigation.

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

  The Company's stock price has been and will continue to be subject to significant volatility. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. If revenues or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate and significant impact on the Company's stock price. In addition, the Company's stock price may be affected by broader market trends that may be unrelated to the Company's performance.

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

  LIQUIDITY AND CAPITAL RESOURCES

  From its inception in 1989 through its initial public offering, the Company financed its operations primarily through private sales of equity securities in an aggregate amount of $12.6 million and cash generated from operations. In addition, the Company has obtained cumulative grants of $6.2 million, which were used for marketing and research and development activities. The Company completed its initial public offering of Common Stock in November 1993, in which it raised $25.8 million. In August 1995, the Company completed its secondary public offering of Common Stock which raised an additional $53.7 million.

  Cash, cash equivalents and investments decreased to $80.0 million at December 31, 1996 from $85.7 million at December 31, 1995. The Company used $2.9 million of cash for operating activities, including an increase in trade accounts receivable as a result of increased revenues, and payments of certain costs associated with the acquisitions of Blue Lagoon and Semantica, legal expenses, and restructuring of international operations. During 1996, the Company received $1.9 million in cash from the issuance of Common Stock under its employee stock option and purchase plans. At December 31, 1996 the Company held approximately $26.7 million in short-term investments and $9.0 million in long-term investments, which consisted of investments in high quality financial, government and corporate securities.

  The Company used $4.6 million, $7.0 million and $3.2 million in cash for purchases of capital equipment during 1996, 1995 and 1994, respectively. In 1995, in addition to expenditures for computers and related equipment, the Company purchased land in Israel for $2.6 million for potential future expansion. The purchases in 1996 and 1994 were primarily for computers and related equipment. As of December 31, 1996, the Company had no material commitments for capital expenditures.

  Assuming there is no significant change in the Company's business, the Company believes that its current cash and investment balances and cash flow from operations will be sufficient to fund the Company's cash needs for at least the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements required pursuant to this Item are presented beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  During the twenty-four month period preceding December 31, 1996, the Company neither changed accountants nor had disagreements with its accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

                                   PART III

  Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders, currently scheduled for April 30, 1997, and the information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning the Company's officers required by this Item is incorporated by reference to the section of Part I of this Annual Report entitled "Item 1. Business--Personnel." The information concerning the Company's directors required by this Item is incorporated by reference to the information under the heading "Election of Directors--Nominees" in the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

    1. Financial Statements. The following financial statements of Mercury Interactive Corporation are filed as a part of this report:

                                                                           PAGE
                                                                           ----
     Report of Independent Accountants                                     F-1
     Consolidated Balance Sheet at December 31, 1996 and 1995              F-2
     Consolidated Statement of Operations for the years ended December 31
      1996, 1995 and 1994                                                  F-3
     Consolidated Statement of Stockholders' Equity for the years ended
      December 31, 1996, 1995 and 1994                                     F-4
     Consolidated Statement of Cash Flows for the years ended December
      31, 1996, 1995 and 1994                                              F-5
     Notes to Consolidated Financial Statements                            F-6

    2. Schedules

      The following financial statement schedule is filed as part of this Form 10-K:

              Schedule II--Valuation and Qualifying Accounts for the Three
                       Years Ended December 31, 1996

    Financial statement schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3. Exhibits

 2.1 /6/     Agreement and Plan of Reorganization by and among the Company, Blue
             Lagoon Software and David L. Cherin dated April 25, 1995.
 2.2         Share Purchase Agreement between the Company and EBY-Semantica, executed December 12, 1995.
 3.3 /1/     Certificate of Incorporation of Registrant, as amended and restated
             to date.
 3.4 /1/     By-laws of Registrant, as amended to date.
10.1 /1/,/2/ 1989 Stock Option Plan and forms of Incentive Stock Option
             Agreement and Nonstatutory Stock Option Agreement.
10.2 /1/     Form of Directors' and Officers' Indemnification Agreement.
10.3 /1/     Registration and Information Rights Agreement made as of March 13,
             1992.
10.4 /7/     Lease Agreement dated August 19, 1994 between the Registrant, and
             Microtec Research, Inc., covering the property at 470 Potrero
             Avenue, Sunnyvale, California.
10.5 /1/     Lease Agreement dated August 30, 1990 between the Registrant and
             Reuven Down covering the property at 4 Hayotzrim Street, Or
             Yehudah, a suburb of Tel Aviv, Israel (translated from original
             Hebrew).
10.7 /1/     Consulting Agreement by and between the Registrant and Aryeh
             Finegold, dated March 1, 1992.
10.8 /1/     Agreement by and between Mercury Interactive (Israel) Limited, a wholly-owned subsidiary of the Registrant ("Mercury Israel"), and the Office of the Chief Scientist in the Ministry of Industry and
             Trade dated February 11, 1991 (translation from original Hebrew).
10.9 /1/     Agreement by and between Mercury Israel and the Office of the Chief
             Scientist in the Ministry of Industry and Trade dated February 10,
             1992 (translation from original Hebrew).

3. Exhibits

10.10 /1/     Agreement by and between Mercury Israel and the Office of the
              Chief Scientist in the Ministry of Industry and Trade dated
              December 13, 1992 (translation from original Hebrew).
10.11 /1/,/2/ Form of 1993 Employee Stock Purchase Plan and form of Agreements.
10.12 /1/     401(k) Plan.
10.14 /1/     Microsoft Solutions Channel Alliance Agreement dated March 5, 1993 between Registrant and Microsoft Corporation.
10.15 /2/,/4/ 1994 Directors' Stock Option Plan and form of Agreements.
10.16 /3/     Agreement by and between Mercury Israel and the Office of the
              Chief Scientist in the Ministry of Industry and Trade dated May 5,
              1993 (translation from original Hebrew).
10.17 /3/     Agreement by and between Mercury Israel and the Office of the
              Chief Scientist in the Ministry of Industry and Trade dated June
              21, 1993 (translation from original Hebrew).
10.18 /3/     Agreement by and between Mercury Israel and the Fund for the
              Encouragement of Marketing Abroad in the Ministry of Industry and
              Trade dated February 15, 1993 (translation from original Hebrew).
10.19 /5/     Agreement by and between Mercury Israel and the Office of the
              Chief Scientist in the Ministry of Industry and Trade dated
              November 13, 1994 (translation from original Hebrew).
10.20 /5/     Agreement by and between Mercury Israel and the Office of the
              Chief Scientist in the Ministry of Industry and Trade dated
              November 13, 1994 (translation from original Hebrew).
10.21 /7/     Agreement by and between Mercury Israel and the Fund for the
              Encouragement of Marketing Abroad in the Ministry of Industry and
              Trade dated January 1, 1996 (translation from original Hebrew).
10.22 /7/     Agreement by and between Mercury Israel and the Office of the
              Chief Scientist in the Ministry of Industry and Trade dated
              September 30, 1995 (translation from original Hebrew).
10.23 /7/     Agreement by and between Mercury Israel and the Office of the
              Chief Scientist in the Ministry of Industry and Trade dated
              September 30, 1995 (translation from original Hebrew).
10.24 /8/     Preferred Share Purchase Rights Agreement
10.25 /9/     1996 Supplemental Stock Plan
11.1          Computation of Net Income (Loss) per Common and Common Equivalent
              Shares.
21.1          Subsidiaries of Registrant.
23.1          Consent of Independent Accountants.
24.1          Power of Attorney (see page 23).
27.1          Financial Data Schedule.

--------
(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 33-68554), which was declared effective on October 29, 1993.
(2) Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K.
(3) Exhibits 10.16, 10.17 and 10.18 are incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, filed with the Form 10-Q for the three month period ended March 31, 1994.
(4) Incorporated by reference to identically numbered exhibits filed with the Form 10-Q for the three month period ended September 30, 1994.
(5) Incorporated by reference to identically numbered exhibits filed with the Form 10-K for the year ended December 31, 1994.
(6) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-3, No. 33-95066, filed with the Securities and Exchange Commission on July 27, 1995.

(7) Incorporated by reference to the identically numbered exhibit filed with the Form 10-K for the period ended December 31, 1995.
(8) Incorporated by reference to Exhibit 1 to the Company's Form 8-A, filed with the Securities and Exchange Commission on July 9. 1996.
(9) Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, No. 333-09913, filed with the Securities and Exchange Commission on August 9, 1996.

  (b) Reports on Form 8-K:

  No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MERCURY INTERACTIVE CORPORATION

                                                    /s/ Sharlene Abrams
                                          By __________________________________
                                            Sharlene Abrams, Vice President of
                                             Finance and Administration, Chief
                                              Financial Officer and Secretary

Dated: March 20, 1997

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Aryeh Finegold and/or Sharlene Abrams and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Signatures                        Title                         Date

/s/ Aryeh Finegold       Chairman of the Board of               March 20, 1997
---------------------    Directors
   Aryeh Finegold

/s/ Amnon Landan         President, Chief Executive             March 20, 1997
---------------------    Officer and Director (Principal
   Amnon Landan          Executive Officer)

/s/ Sharlene Abrams      Vice President of Finance and          March 20, 1997
---------------------    Administration, Chief Financial
   Sharlene Abrams       Officer (Principal Financial and
                         Accounting Officer) and Secretary

/s/ Igal Kohavi          Director                               March 20, 1997
---------------------
   Igal Kohavi

/s/ Yair Shamir          Director                               March 20, 1997
---------------------
   Yair Shamir

/s/ Giora Yaron          Director                               March 20, 1997
---------------------
   Giora Yaron

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mercury Interactive Corporation

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14.(a)(1.) and (2.) on page 20 present fairly, in all material respects, the financial position of Mercury Interactive Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
San Jose, California
January 31, 1997

                        MERCURY INTERACTIVE CORPORATION

                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $ 44,337  $ 45,850
  Short-term investments...................................   26,686    31,996
  Trade accounts receivable (net of allowance for
   doubtful accounts and sales returns of $1,136 and $705).   18,503    12,158
  Government grant and other receivables (Note 2)..........    3,139     2,621
  Inventories..............................................      560       510
  Prepaid expenses and other assets........................    3,307     2,544
                                                            --------  --------
    Total current assets...................................   96,532    95,679
Long-term investments......................................    8,954     7,819
Property and equipment, net (Note 2).......................   10,413     8,762
Deposits and other assets..................................    1,590       560
                                                            --------  --------
                                                            $117,489  $112,820
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  1,859  $  1,272
  Accrued liabilities (Note 2).............................    8,782    13,846
  Deferred revenue.........................................    7,809     5,086
                                                            --------  --------
    Total current liabilities..............................   18,450    20,204
                                                            --------  --------
Commitments and contingencies (Notes 5 and 9)
Stockholders' equity (Note 3):
  Preferred Stock, no par value, 5,000 shares authorized;
   none issued and outstanding.............................       --        --
  Common Stock, par value $.002 per share, 25,000 shares
   authorized;
   16,056 and 15,728 shares issued and outstanding.........       32        31
  Capital in excess of par value...........................  100,235    98,309
  Cumulative translation adjustment........................      (99)       31
  Accumulated deficit......................................   (1,129)   (5,755)
                                                            --------  --------
    Total stockholders' equity.............................   99,039    92,616
                                                            --------  --------
                                                            $117,489  $112,820
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
Revenue:
  License...........................................  $43,270  $32,765  $20,270
  Service...........................................   11,280    6,685    3,180
                                                      -------  -------  -------
    Total revenue...................................   54,550   39,450   23,450
                                                      -------  -------  -------
Cost of revenue:
  License...........................................    3,419    2,626    1,594
  Service...........................................    3,240    1,887      872
                                                      -------  -------  -------
    Total cost of revenue...........................    6,659    4,513    2,466
                                                      -------  -------  -------
Gross profit........................................   47,891   34,937   20,984
                                                      -------  -------  -------
Operating expenses:
  Research and development (Note 8).................   10,499   14,355    4,710
  Less: grants (Note 5).............................   (2,203)  (1,567)  (1,156)
                                                      -------  -------  -------
  Research and development, net.....................    8,296   12,788    3,554
                                                      -------  -------  -------
  Marketing and selling.............................   30,460   23,146   11,128
  Less: grants (Note 5).............................       --     (350)    (821)
                                                      -------  -------  -------
  Marketing and selling, net........................   30,460   22,796   10,307
                                                      -------  -------  -------
  General and administrative........................    4,113    3,911    2,531
  Settlement of litigation (Note 9).................    2,600    2,000       --
                                                      -------  -------  -------
    Total operating expenses........................   45,469   41,495   16,392
                                                      -------  -------  -------
Income (loss) from operations.......................    2,422   (6,558)   4,592
Other income, net (Note 2)..........................    3,361    2,277    1,348
                                                      -------  -------  -------
Income (loss) before provision for income taxes.....    5,783   (4,281)   5,940
Provision for income taxes..........................    1,157      970      891
                                                      -------  -------  -------
Net income (loss)...................................  $ 4,626  $(5,251) $ 5,049
                                                      =======  =======  =======
Net income (loss) per share.........................  $  0.28  $ (0.38) $  0.38
                                                      =======  =======  =======
Weighted average common shares and equivalents (Note
 1).................................................   16,563   13,947   13,337
                                                      =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                          COMMON STOCK
                          -------------
                                        CAPITAL IN STOCKHOLDER CUMULATIVE
                                        EXCESS OF     LOANS    TRANSLATION ACCUMULATED
                          SHARES AMOUNT PAR VALUE  RECEIVABLE  ADJUSTMENT    DEFICIT    TOTAL
                          ------ ------ ---------- ----------- ----------- ----------- -------
Balance at December 31,
 1993...................  12,443  $25    $ 38,565     $(100)      $  66      $(5,553)  $33,003
Stock issued under stock
 option and employee
 stock purchase plans...     333    1         890        65          --           --       956
Tax benefit related to
 stock options..........      --   --         375        --          --           --       375
Currency translation
 adjustment.............      --   --          --        --        (216)          --      (216)
Net income..............      --   --          --        --          --        5,049     5,049
                          ------  ---    --------     -----       -----      -------   -------
Balance at December 31,
 1994...................  12,776   26      39,830       (35)       (150)        (504)   39,167
Stock issued in exchange
 for Blue Lagoon
 Software (Note 8)......      66   --       1,431        --          --           --     1,431
Issuance of Common Stock
 in secondary public
 offering, net of
 issuance costs of $483.   2,408    4      53,714        --          --           --    53,718
Stock issued under stock
 option and employee
 stock purchase plans...     478    1       2,766        35          --           --     2,802
Tax benefit related to
 stock options..........      --   --         568        --          --           --       568
Currency translation
 adjustment.............      --   --          --        --         181           --       181
Net loss................      --   --          --        --          --       (5,251)   (5,251)
                          ------  ---    --------     -----       -----      -------   -------
Balance at December 31,
 1995...................  15,728   31      98,309        --          31       (5,755)   92,616
Stock issued under stock
 option and employee
 stock purchase plans...     328    1       1,887        --          --                  1,888
Tax benefit related to
 stock options..........                       39        --                                 39
Currency translation
 adjustment.............      --   --          --        --        (130)                  (130)
Net income..............      --   --          --        --          --        4,626     4,626
                          ------  ---    --------     -----       -----      -------   -------
Balance at December 31,
 1996...................  16,056  $32    $100,235     $  --       $ (99)     $(1,129)  $99,039
                          ======  ===    ========     =====       =====      =======   =======


  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (in thousands)

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1996      1995     1994
                                                     -------  --------  -------
Cash flows from operating activities:
 Net income (loss).................................. $ 4,626  $ (5,251) $ 5,049
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization.....................   3,263     2,156    1,172
  Non-cash acquisition and other non-recurring
   charges (Note 8).................................      --     2,255       --
  Changes in assets and liabilities:
   Trade accounts receivable........................  (6,527)   (4,562)  (3,513)
   Government grant and other receivables...........    (564)     (790)    (474)
   Inventories......................................     (44)      125       54
   Prepaid expenses and other assets................    (410)   (1,549)  (1,092)
   Accounts payable.................................     591      (282)     711
   Accrued liabilities (including in 1996 the
    payment of litigation related accruals of $2,000
    and acquisition and restructuring accruals of
    $3,550).........................................  (5,087)   10,689    1,108
   Deferred revenue.................................   2,594      (705)     323
                                                     -------  --------  -------
    Net cash provided by (used for) operating
     activities.....................................  (1,558)    2,086    3,338
                                                     -------  --------  -------
Cash flows from investing activities:
 Investment proceeds, net...........................   4,149   (15,990)    (897)
 Acquisition of property and equipment..............  (4,596)   (6,958)  (3,200)
 Capitalization of software development costs (Note
  1)................................................  (1,340)     (885)     (60)
                                                     -------  --------  -------
  Net cash used in investing activities.............  (1,787)  (23,833)  (4,157)
                                                     -------  --------  -------
Cash flows from financing activities:
 Proceeds from issuance of Common Stock, net........   1,888    56,520      956
 Tax benefit associated with exercise of stock
  options...........................................      39       568      375
 Repayment of bank borrowings.......................      --        --     (541)
                                                     -------  --------  -------
  Net cash provided by financing activities.........   1,927    57,088      790
                                                     -------  --------  -------
Effect of exchange rate changes on cash.............     (95)       44     (317)
                                                     -------  --------  -------
Net increase (decrease) in cash.....................  (1,513)   35,385     (346)
Cash and cash equivalents at beginning of period....  45,850    10,465   10,811
                                                     -------  --------  -------
Cash and cash equivalents at end of period.......... $44,337  $ 45,850  $10,465
                                                     =======  ========  =======
SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for income taxes........ $ 1,182  $    838  $   625

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

  Mercury Interactive Corporation (the "Company"), incorporated in Delaware in July 1989, develops, markets and supports a family of automated client/server and Web-based system tools for testing business-critical enterprise applications.

  The Company operates in one industry segment. See Note 7 for geographic reporting. No customer accounted for more than 10% of the Company's sales in 1996, 1995 or 1994.

BASIS OF PRESENTATION

  The Company has a wholly-owned research and development subsidiary incorporated in Israel and sales subsidiaries in Canada, Europe and the Pacific Rim for marketing, distribution and support of products. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

  The functional currency of the Company's subsidiary in Israel is the U.S. dollar. Assets and liabilities in Israel are translated at year-end exchange rates, except for property and equipment, which is translated at historical rates. Revenues and expenses are translated at average exchange rates in effect during the year, except for costs related to those balance sheet items which are translated at historical rates. Foreign currency translation gains and losses, which have not been material to date for this subsidiary, are included in the statement of operations.

  The functional currency of all other subsidiaries are the local currencies. Accordingly, all assets and liabilities of these subsidiaries are translated at the current exchange rate at the end of the period and revenues and costs at average exchange rates in effect during the period. The gains and losses from translation of these subsidiaries' financial statements are recorded directly into a separate component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid debt instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

SHORT-TERM AND LONG-TERM INVESTMENTS

  The Company considers all investments with maturities of less than one year as of December 31, 1996 to be short-term investments and all investments with maturities greater than one year to be long-term investments. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has categorized its marketable securities as "available for sale" securities. The investments, which all have contractual maturities of less than two years, are carried at cost plus accrued interest, and approximated market value for the entire fiscal year. Realized gains or losses are determined on the specific identification method and are reflected in income.

                        MERCURY INTERACTIVE CORPORATION

  The portfolio of short and long-term investments (including cash and cash equivalents) consisted of the following at December 31, 1996 (in thousands):

     INVESTMENT TYPE
     ---------------
     Cash.............................................................. $10,287
     Debt (state or political subdivision).............................  57,355
     Money market preferred stock......................................  12,335
                                                                        -------
       Total........................................................... $79,977
                                                                        =======

REVENUE RECOGNITION

  The Company's product revenues are derived from product licensing fees, and the Company's service revenues are derived from maintenance support services, training and consulting. Revenue from product licensing fees is recognized upon shipment and resolution of any material vendor obligations. Products shipped, for which material vendor obligations exist, are recorded as deferred revenue. Service revenue from customer maintenance fees for ongoing customer support and product updates is recognized ratably over the period of the contract. Payments for maintenance fees are generally made in advance, are nonrefundable and are classified as deferred revenue. Revenues for training and consulting services are recognized as the services are provided.

INVENTORIES

  Inventories are stated at the lower of standard cost, which approximates actual cost, using the first-in, first-out method, or market.

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated economic lives of assets, which are three to ten years for office furniture and equipment, three to five years for computers and related equipment and four to ten years for leasehold improvements, or the term of the lease, whichever is shorter.

RESEARCH AND DEVELOPMENT

  In accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," all costs incurred to establish the technological feasibility of a computer product to be sold, leased or otherwise marketed are expensed as research and development costs. Costs incurred subsequent to the establishment of technological feasibility, and prior to the general release of the product to the public are capitalized. Amortization of capitalized software development costs is provided on a product-by-product basis using the straight-line method over the estimated economic life of the product of two years.

  The Company capitalized approximately $1,340,000 and $885,000 of software development costs during the years ended December 31, 1996 and 1995, respectively. The amount capitalized represented approximately 11% and 12% of the gross research and development expenses in 1996 and 1995, excluding, in 1995, $7.7 million in write-offs of in-process research and development, obsolete technology and incentive compensation related to the Blue Lagoon and Semantica acquisitions. No amortization was recorded by the Company through 1995; however, in conjunction with the Blue Lagoon and Semantica acquisitions, the Company assessed the impact of the acquisitions on its product development strategy and wrote-off approximately $450,000 of capitalized development costs as obsolete. The Company recorded amortization expense of $300,000 in 1996. At December 31, 1996 and 1995, the Company had a net balance of capitalized software development costs of $1,535,000 and $495,000, respectively.

                        MERCURY INTERACTIVE CORPORATION

STOCK-BASED COMPENSATION

  The Company accounts for stock-based compensation using the intrinsic value method presented in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." See Note 3.

INCOME TAXES

  The Company has accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109) for all periods presented. SFAS 109 requires, among other things, that deferred income taxes be provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the benefit of utilizing net operating loss carryforwards be reflected as part of the income tax provision.

CONCENTRATION OF RISKS

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable. The Company invests primarily in money market accounts and marketable securities and places its investments with high quality financial, government or corporate institutions. The Company's accounts receivable are derived from sales to customers located primarily in the U.S., Canada, Europe, Pacific Rim and Israel. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses.

NET INCOME (LOSS) PER SHARE

  Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each year. Dilutive common equivalent shares consist of common stock issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

MANAGEMENT ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

  Certain previously reported amounts have been reclassified to conform to the 1996 consolidated financial statement presentation.

                        MERCURY INTERACTIVE CORPORATION

NOTE 2--FINANCIAL STATEMENT COMPONENTS

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
Government grant and other receivables:
  Government grant receivables................................ $ 1,484  $   924
  Employee receivables........................................     529      828
  Other receivables...........................................   1,126      869
                                                               -------  -------
                                                               $ 3,139  $ 2,621
                                                               =======  =======
Property and equipment:
  Land........................................................ $ 2,878  $ 2,557
  Computers and equipment.....................................  10,151    6,676
  Office furniture and equipment..............................   2,306    1,912
  Leasehold improvements......................................   2,148    1,719
                                                               -------  -------
                                                                17,483   12,864
  Less: accumulated depreciation and amortization.............  (7,070)  (4,102)
                                                               -------  -------
                                                               $10,413  $ 8,762
                                                               =======  =======
Accrued liabilities:
  Accrued acquisition costs................................... $    --  $ 3,025
  Payroll and accrued commissions (including payroll taxes)...   2,738    2,915
  Legal.......................................................      40    2,133
  Accrued vacation and severance..............................   1,538    2,017
  Royalties (Note 5)..........................................   1,062    1,399
  Income taxes................................................     636      399
  Other.......................................................   2,768    1,958
                                                               -------  -------
                                                               $ 8,782  $13,846
                                                               =======  =======

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
Other income, net:
  Interest income......................................... $3,148 $1,987 $1,302
  Foreign exchange gains and other........................    213    290     46
                                                           ------ ------ ------
                                                           $3,361 $2,277 $1,348
                                                           ====== ====== ======

NOTE 3--COMMON STOCK

  In August 1989, the Company adopted a stock option plan (the "Plan"). Options granted under the Plan are for periods not to exceed ten years. For holders of 10% or more of the total combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair value of the Common Stock at the date of grant and the option term may not exceed 5 years. Incentive stock option grants under the Plan must be at exercise prices no less than 100% of the fair market value and non-statutory stock option grants under the Plan must be at exercise prices no less than 85% of the fair market value of the stock on the date of grant. Options are immediately exercisable but all shares purchased upon exercise of options are subject to repurchase by the Company until vested. Options generally vest over a period of four years.

                        MERCURY INTERACTIVE CORPORATION

  In May 1996, the Company adopted a stock option plan solely for grants to employees of the Company and its subsidiaries located outside the United states (the "Supplemental Plan"). The Company reserved 500,000 shares of Common Stock for issuance upon exercise of stock options to be granted under this plan. The provisions of the Supplemental Plan regarding options term, grant price, exercise price, and vesting period are identical to those of the 1989 plan.

  The following table presents the combined activity of the Plan and the Supplemental Plan for the years ended December 31, 1994, 1995 and 1996 (shares in thousands):

                                                         OPTIONS OUTSTANDING
                                              OPTIONS  -----------------------
                                             AVAILABLE NUMBER OF   WEIGHTED
                                             FOR GRANT  SHARES   AVERAGE PRICE
                                             --------- --------- -------------
Balance outstanding at December 31, 1993....     375     1,034      $ 2.40
Additional shares authorized................     500        --
Options granted.............................    (931)      931       10.70
Options canceled............................     104      (104)      12.32
Options exercised...........................      --      (237)       0.43
                                              ------     -----
Balance outstanding at December 31, 1994....      48     1,624        7.12
Additional shares authorized................     800        --
Options granted.............................    (824)      824       15.98
Options canceled............................     136      (136)       9.09
Options exercised...........................      --      (308)       4.23
                                              ------     -----
Balance outstanding at December 31, 1995....     160     2,004       10.70
Additional shares authorized................   1,209        --
Options granted.............................  (1,878)    1,878       12.08
Options canceled............................     523      (523)      14.45
Options exercised...........................      --      (234)       7.34
                                              ------     -----
Balance outstanding at December 31, 1996....      14     3,125       11.28
                                              ======     =====
Options vested at December 31, 1996.........             1,034        9.42
                                                         =====
Weighted average fair value per share of
 options granted during:
  1995......................................                         11.66
  1996......................................                          8.18

  In May of 1996, the Board of Directors authorized the Company to offer all employees with outstanding options at exercise prices in excess of $16.00 per share the opportunity to exchange such options for new options. Each new option was issued under the same terms as the surrendered options. As a result, options covering 271,083 shares ranging in price from $16.75 to $19.00 were canceled and options for an equal number of shares were granted at the exercise price of $12.75.

                        MERCURY INTERACTIVE CORPORATION

  The following table presents weighted average price and life information about significant option groups outstanding under the Plan and the Supplemental Plan at December 31, 1996 (shares in thousands):

                                               WEIGHTED AVERAGE
                                                  REMAINING
               RANGE OF              NUMBER      CONTRACTUAL    WEIGHTED AVERAGE
            EXERCISE PRICES        OUTSTANDING    LIFE (YRS)     EXERCISE PRICE
            ---------------        ----------- ---------------- ----------------
     $ 0.10- 3.70.................      179          5.73            $0.46
       7.00-12.00.................    1,274          6.17             9.71
      12.38-12.75.................    1,381          9.07            12.69
      13.50-21.13.................      291          8.49            17.90
                                      -----
                                      3,125          7.70            11.28
                                      =====

DIRECTORS' STOCK OPTION PLAN

  On August 3, 1994, the Board of Directors of the Company adopted the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Company reserved 500,000 shares of Common Stock for issuance upon exercise of stock options to be granted during the ten year term of the Directors' Plan. Only outside directors may be granted options under the Directors' Plan. The Plan provided for an initial option grant to outside directors of the Company as of August 3, 1994 or upon initial election to the Board of Directors after August 3, 1994. In addition, the Plan provides for automatic annual grants of 5,000 shares upon reelection of the individual to the Board of Directors. The option term shall be ten years, and options shall be exercisable while such person remains a director. The exercise price shall be 100% of fair market value on the date of grant. These options will vest as to 5,000 shares annually for each director on the date of each Annual Meeting of Stockholders of the Company after the date of grant of such option. The annual option grant shall vest in full on the fifth anniversary following each individual's reelection to the Board of Directors.

  The following table presents the activity of the Directors' Plan for the years ended December 31, 1994, 1995 and 1996 (shares in thousands):

                                                           OPTIONS OUTSTANDING
                                                OPTIONS  -----------------------
                                               AVAILABLE NUMBER OF   WEIGHTED
                                               FOR GRANT  SHARES   AVERAGE PRICE
                                               --------- --------- -------------
Initial shares authorized.....................    500        --
Options granted...............................   (100)      100       $ 9.13
Options canceled..............................     --        --           --
Options exercised.............................     --        --           --
                                                 ----       ---
Balance outstanding at December 31, 1994......    400       100         9.13
Options granted...............................    (20)       20        21.13
Options canceled..............................     --        --         9.09
Options exercised.............................     --       (10)        9.13
                                                 ----       ---
Balance outstanding at December 31, 1995......    380       110        11.31
Options granted...............................    (45)       45        14.75
Options canceled..............................     45       (45)       12.28
Options exercised.............................     --       (20)        9.13
                                                 ----       ---
Balance outstanding at December 31, 1996......    380        90        13.03
                                                 ====       ===
Options vested at December 31, 1996...........               15        11.33
                                                            ===

                        MERCURY INTERACTIVE CORPORATION

1993 EMPLOYEE STOCK PURCHASE PLAN

  In October 1993, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the "ESPP") and reserved 500,000 shares for issuance. Under the plan, employees are granted the right to purchase shares of Common Stock at a price per share that is the lesser of: (i) 85% of the fair market value of the shares at the participant's entry date into the two-year offering period, or (ii) the fair market value at the end of each six-month segment within such offering period. During 1996, 1995 and 1994, approximately 94,000, 160,000 and 104,000 shares, respectively, were purchased under the Employee Stock Purchase Plan.

FAS 123 DISCLOSURE

  The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (FAS 123) and will continue to account for its stock option plans in accordance with the provisions of APB 25 Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for the stock option plans or the ESPP.

  Pursuant to the requirements of FAS 123, the following are pro forma net loss and net loss per share for 1996 and 1995, as if the compensation cost for the option plans and the ESPP had been determined based on the fair value at the grant date for grants in 1996 and 1995, consistent with the provisions of FAS 123:

                                                                  1996    1995
                                                                  -----  ------
Pro forma net loss (in thousands)................................  (437) (7,459)
Pro forma net loss per share..................................... (0.03)  (0.53)

  The fair value of options and shares issued pursuant to the option plans and the ESPP at the grant date were estimated using the Black-Scholes model with the following weighted average assumptions:

                                                          OPTION
                                                           PLANS       ESPP
                                                         ----------  ----------
                                                         1996  1995  1996  1995
                                                         ----  ----  ----  ----
Expected life (years)................................... 4.45  4.90   0.5   0.5
Risk-free interest rate................................. 6.20  6.85  5.13  5.92
Volatility..............................................   94%   90%   94%   90%
Dividend yield.......................................... None  None  None  None

NOTE 4--INCOME TAXES

  Income (loss) before income taxes consists of the following (in thousands):

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                         -----------------------
                                                          1996    1995     1994
                                                         ------  -------  ------
Domestic................................................ $ (933) $  (204) $5,265
Foreign.................................................  6,716   (4,077)    675
                                                         ------  -------  ------
                                                         $5,783  $(4,281) $5,940
                                                         ======  =======  ======

                        MERCURY INTERACTIVE CORPORATION

  The provision for income taxes is comprised of the following (in thousands):

                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
Current:
  Federal............................................... $ (110) $1,250  $  670
  State.................................................     65     390     400
  Foreign...............................................    528      49      46
                                                         ------  ------  ------
    Total...............................................    483   1,689   1,116
                                                         ------  ------  ------
Deferred:
  Federal...............................................    597    (507)   (100)
  State.................................................     77    (212)    (79)
  Foreign...............................................    --      --      (46)
                                                         ------  ------  ------
    Total...............................................    674    (719)   (225)
                                                         ------  ------  ------
Total................................................... $1,157  $  970  $  891
                                                         ======  ======  ======

  Deferred tax assets consist of the following (in thousands):

                                                             DECEMBER 31,
                                                          ---------------------
                                                           1996     1995   1994
                                                          -------  ------  ----
Net operating loss carryforwards......................... $ 2,021  $  275  $ --
State taxes..............................................      --      55    65
Capitalized research and development costs...............      26     103    85
Accruals.................................................     244     745    60
Depreciation and other...................................      --      41    15
                                                          -------  ------  ----
                                                            2,291   1,219   225
Valuation allowance......................................  (2,021)   (275)   --
                                                          -------  ------  ----
                                                          $   270  $  944  $225
                                                          =======  ======  ====

  The Company has provided a valuation allowance of $2,021,000 at December 31, 1996 for net operating loss carryforwards in domestic and foreign jurisdictions, for which realization of future benefit is uncertain.

  The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

                               DECEMBER 31,
                          -------------------------
                           1996     1995     1994
                          -------  -------  -------
Statutory federal tax
 (benefit)..............  $ 2,024  $(1,498) $ 2,079
State tax, net of
 federal benefit........       58      257      197
Utilization of net
 operating loss
 carryforwards..........       --     (192)  (1,130)
Foreign rate
 differentials from U.S.
 statutory rate.........   (2,194)   1,449     (100)
Non-deductible expenses.       68    1,510       20
Non-utilized net
 operating losses.......    1,746       --       --
Tax-exempt interest.....     (779)    (482)     (46)
Other...................      234      (74)    (129)
                          -------  -------  -------
                          $ 1,157  $   970  $   891
                          =======  =======  =======

                        MERCURY INTERACTIVE CORPORATION

  As of December 31, 1996, there are no net earnings of subsidiary companies to be distributed for which U.S. income taxes would have to be provided.

  The Company's Israeli facilities have been granted the status of an "Approved Enterprise" under the Israeli law for the Encouragement of Capital Investments, 1959, as amended. An Approved Enterprise is eligible for significant tax rate reductions for several years following the first year in which the Company has Israeli taxable income (after consideration of tax losses carried forward). The Company realized tax savings of approximately $2.2 million, $300,000 and $100,000 in 1996, 1995 and 1994, respectively, as a result of this tax holiday. Because the Israeli Company currently has three overlapping Approved Enterprise plans, the tax holidays and rate reductions which the Company will be able to realize in future years are expected to extend until 2004.

NOTE 5--COMMITMENTS AND CONTINGENCIES

ROYALTY COMMITMENTS

  Through October 31, 1990 and during the first half of 1996, the Company obtained grants for research and development projects from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F"). At the time the grants were received, successful development of the related projects was not assured. These grants were accounted for using the cost reduction method, under which research and development expenses that are effectively funded by the grant, are decreased by the amount of grants obtained. The Company was not obligated to repay the grants regardless of the outcome of its development efforts; however, it has agreed to pay BIRD-F royalties at the rate of up to 5% of sales of any product or development resulting from such research, but not in excess of 150% of the grants. Royalty expense under this agreement amounted to approximately $5,000 for each of the years ended December 31, 1996 and 1995, respectively, and $133,000 for the year ended December 31, 1994. As of December 31, 1996, the Company is committed to pay, if and when earned, $1.3 million in additional royalties.

  During the years 1991 through 1996, the Company obtained additional research and development grants from the Office of the Chief Scientist in the Ministry of Industry and Trade ("Chief Scientist") in Israel. These grants were similar in nature to the BIRD-F grants and were accounted for by the same method. Grants obtained were offset against research and development expense for the same periods. The Company was not obligated to repay the grants regardless of the outcome of its development efforts; however, it has agreed to pay royalties at the rate of 2%-5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grant obtained. Royalty expense under this agreement amounted to approximately $1.1 million, $1.4 million and $0.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, the Company is committed to pay, if and when earned, $3.3 million in additional royalties.

  During 1994 and 1995, the Company obtained marketing grants from the Israeli Government, through the Fund for the Encouragement of Marketing Activities, for participation in marketing expenses incurred to increase export sales from Israel. The grants are received from the government of Israel for approved programs for marketing activities and are recognized on the cost reduction basis as a reduction of marketing expenses as such expenses are incurred. During the years ended December 31, 1995 and 1994, the Company received $350,000 and $821,000, respectively, of marketing grant participation. Under the terms of the marketing grant, if and when export sales from Israel to certain countries exceed a predetermined base of historical export sales from Israel, a royalty of 3% of the increase in export sales from Israel must generally be paid, up to the amount of the grant obtained. Royalties expense under this agreement amounted to approximately $420,000, $181,000 and $20,000 for the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, the Company is committed to pay, if and when earned, $550,000 in additional royalties.

                        MERCURY INTERACTIVE CORPORATION

  During the fourth quarter of 1995, representatives from the Office of the Chief Scientist approached a number of companies in Israel, including the Company's research and development subsidiary, to reassess methods used to classify revenues subject to royalties payable under grants received. As a result of the review, the Office of the Chief Scientist asserted that certain revenues for the years 1991-1995 may have been subject to a rate higher than originally paid. As a result, during the fourth quarter of 1995 the Company recorded charges of $550,000 and $150,000, representing the Company's estimate of additional royalties (recorded in marketing and sales expense) and related interest (charged against other income, net), respectively. The dispute was settled during the third quarter of 1996, resulting in a net benefit to operations of $300,000. Also during the third quarter of 1996, in conjunction with this settlement, the Company reversed the interest charge of $150,000. As a result of the resolution, prospective royalty payments will be made on an expanded product base.

LEASE COMMITMENTS

  The Company leases facilities for its headquarters in Sunnyvale, California and sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire from 1997 through 2000. Certain of these leases contain renewal options. The Company also leases certain U.S. sales offices and certain equipment and vehicles under various leases with lease terms ranging from month-to-month up to one year. Future minimum payments under the facilities and equipment leases with non-cancelable terms in excess of one year are as follows as of December 31, 1996 (in thousands):

        1997............................................................. $1,539
        1998.............................................................  1,116
        1999.............................................................    531
        2000.............................................................    375
                                                                          ------
        Total............................................................ $3,561
                                                                          ======

  Total rent expense under operating leases amounted to $1,015,000, $813,000 and $661,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 6--RELATED PARTIES

  During May 1994, the Company acquired an approximately 33% interest in Qronus Interactive, Ltd. (Qronus), a newly created company, in exchange for granting to Qronus the right to use the Company's hardware products development environment. Such rights had no book value at the date of exchange. The Company accounts for this investment using the equity method. The net carrying value of the investment at inception and at December 31, 1996 is zero. Qronus had been capitalized by approximately $5.5 million in cash from outside investors, which created an approximately $1.75 million difference between the carrying value of the investment and the Company's underlying equity in the net assets of Qronus. The unrealized gain of approximately $1.75 million resulting from this transaction is being amortized into results of operations over a five year period. The Company's share of losses of Qronus of $520,000, $288,000 and $260,000 for the years ended December 31, 1996, 1995 and 1994, respectively, offset amortization of the unrealized gain by the Company. The Company expects Qronus to generate operating losses in the foreseeable future. The Company expects its portion of such losses to substantially offset the unrealized gain that is being amortized. Losses in excess of the total unrealized gain, if any, will not be recorded by the Company as it has no obligation to fund such losses.

                        MERCURY INTERACTIVE CORPORATION

NOTE 7--GEOGRAPHIC REPORTING

                                                          YEAR ENDED
                                                  DECEMBER 31 (IN THOUSANDS)
                                                 ------------------------------
                                                   1996       1995       1994
                                                 ---------  ---------  --------
Net revenue to third parties:
  North America................................. $  36,446  $  29,853  $ 18,785
  Europe........................................    12,995      7,955     4,505
  Israel and Rest of the World..................    21,412     12,313     5,170
  Eliminations..................................   (16,303)   (10,671)   (5,010)
                                                 ---------  ---------  --------
    Consolidated................................ $  54,550  $  39,450  $ 23,450
                                                 =========  =========  ========
Operating income (loss):
  North America................................. $  (3,844) $  (2,546) $  4,149
  Europe........................................     2,413       (871)     (259)
  Israel and Rest of the World..................     3,961     (2,837)      306
  Eliminations..................................      (108)      (304)      396
                                                 ---------  ---------  --------
    Consolidated................................ $   2,422  $  (6,558) $  4,592
                                                 =========  =========  ========
Identifiable assets:
  North America................................. $  94,748  $  96,894  $ 41,541
  Europe........................................     6,960      4,986     4,335
  Israel and Rest of the World..................    15,781     10,940     3,718
                                                 ---------  ---------  --------
    Consolidated................................ $ 117,489  $ 112,820  $ 49,594
                                                 =========  =========  ========

  No individual subsidiary had sales to unaffiliated customers or has identifiable assets of 10 percent or more of the related consolidated amounts. Transfers between geographic regions represent intercompany license and service revenue accounted for at prices representative of unaffiliated party transactions.

NOTE 8--ACQUISITIONS

  On May 12, 1995, the Company acquired all of the outstanding stock of Blue Lagoon Software ("Blue Lagoon"), a developer of client/server debugging technology, in exchange for 66,000 shares of the Company's Common Stock and assumption of liabilities of Blue Lagoon. The acquisition has been accounted for by the purchase method of accounting, and the results of operations of Blue Lagoon are included in the Company's consolidated results of operations since the date of the acquisition. Had the Company acquired Blue Lagoon as of January 1, 1995, the pro forma impact on the Company's operations would not have been materially different from the Company's actual results of operations for the year ended December 31, 1995. The purchase price, acquisition costs and net liabilities assumed aggregated approximately $2.3 million, of which $2.2 million was allocated to in-process research and development and taken as a one-time charge to operating expenses based on an independent appraisal obtained by the Company. The remaining amount was allocated to intangibles, including technology of the existing product line. The Company has integrated the acquired technology into its existing products.

  On December 15, 1995, the Company acquired all of the outstanding stock of EBY Semantica ("Semantica"), a developer of client/server technology, for $3,000,000 in cash. In addition, in December, the Company acquired certain other related technology from a U.S. university for $425,000. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of Semantica have been included in the Company's consolidated results since the date of the acquisition. Had the Company acquired Semantica as of January 1, 1995, the pro forma impact on the Company's operations would not have been

                        MERCURY INTERACTIVE CORPORATION
materially different from the Company's actual results of operations for the year ended December 31, 1995. The purchase price and acquisition costs aggregated approximately $4.1 million, and were allocated to in-process research and development expense based on an independent appraisal obtained by the Company.

  In conjunction with the integration of Blue Lagoon's and Semantica's operations and technology, the Company assessed the impact on its ongoing operations and product development strategy. As a result, during 1995, the Company recorded non-recurring charges primarily related to the write-off of obsolete technology and fixed assets totaling approximately $900,000 ($450,000 related to Blue Lagoon and $450,000 related to Semantica), and incurred approximately $2.5 million in special incentive compensation for management, customer support, research and development and marketing, selling and general and administrative personnel ($800,000 related to Blue Lagoon and $1.7 million related to Semantica).

NOTE 9--LEGAL MATTERS

  During 1994 and 1995, the Company and its Chairman had been engaged in the defense of certain lawsuits brought by a former employee. As a result of settlement negotiations which commenced during 1995, the matters were settled for $2.0 million, which the Company recorded during the fourth quarter of 1995.

  On August 21, 1995, the Company was served with a complaint filed in the United States District Court for the Eastern District of Virginia by Performix, Inc., a software company located in McLean, Virginia. The complaint alleges that an employee of the Company attempted to copy without authorization one of the plaintiff's software programs. The matter was settled on March 7, 1996 and, as a result, the Company recorded a charge of approximately $2.6 million during the quarter ending March 31, 1996, reflecting settlement costs and related legal fees.

  On February 13, 1995, the Company's U.K. subsidiary, Mercury Interactive
(UK) Limited, was served with a complaint brought by Mercury Communications Limited ("Mercury Communications") a subsidiary of Cable and Wireless PLC. The complaint alleges that use by the Company's subsidiary of "Mercury" and "Mercury Interactive" in the U.K. infringes upon Mercury Communications' U.K. trademark rights. On March 13, 1996, the Company settled this matter without material adverse effect on the consolidated financial position or results of operations of the Company.

                        MERCURY INTERACTIVE CORPORATION

NOTE 10--SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

                                                     QUARTER ENDED
                          -------------------------------------------------------------------------
                           DEC.     SEPT.    JUNE               DEC.     SEPT.    JUNE
                            31,      30,      30,    MARCH 31,   31,      30,      30,    MARCH 31,
                           1996     1996     1996      1996     1995     1995     1995      1995
                          -------  -------  -------  --------- -------  -------  -------  ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  License...............  $13,920  $11,400  $ 9,350   $ 8,600  $10,202  $ 8,610  $ 7,470   $6,483
  Service...............    3,330    2,800    2,750     2,400    2,298    1,640    1,530    1,217
                          -------  -------  -------   -------  -------  -------  -------   ------
    Total revenue.......   17,250   14,200   12,100    11,000   12,500   10,250    9,000    7,700
                          -------  -------  -------   -------  -------  -------  -------   ------
Cost of revenue:
  License...............    1,172    1,042      709       496      828      628      588      582
  Service...............      998      824      786       632      615      503      472      297
                          -------  -------  -------   -------  -------  -------  -------   ------
    Total cost of
     revenue............    2,170    1,866    1,495     1,128    1,443    1,131    1,060      879
                          -------  -------  -------   -------  -------  -------  -------   ------
Gross profit............   15,080   12,334   10,605     9,872   11,057    9,119    7,940    6,821
                          -------  -------  -------   -------  -------  -------  -------   ------
Operating expenses:
Research and
 development............    2,926    2,721    2,682     2,170    7,182    1,562    4,135    1,476
  Less: grants..........     (795)    (160)    (611)     (637)    (709)    (530)      --     (328)
                          -------  -------  -------   -------  -------  -------  -------   ------
Research and
 development, net.......    2,131    2,561    2,071     1,533    6,473    1,032    4,135    1,148
                          -------  -------  -------   -------  -------  -------  -------   ------
Marketing and selling...    8,850    7,742    7,278     6,590    9,064    4,799    5,262    4,021
  Less: grants..........       --       --       --        --     (350)      --       --       --
                          -------  -------  -------   -------  -------  -------  -------   ------
Marketing and selling,
 net....................    8,850    7,742    7,278     6,590    8,714    4,799    5,262    4,021
                          -------  -------  -------   -------  -------  -------  -------   ------
General and
 administrative.........    1,159    1,093    1,054       807    1,395      882      834      800
Settlement of
 litigation.............       --       --       --     2,600    2,000       --       --       --
                          -------  -------  -------   -------  -------  -------  -------   ------
Total operating
 expenses...............   12,140   11,396   10,403    11,530   18,582    6,713   10,231    5,969
                          -------  -------  -------   -------  -------  -------  -------   ------
Income (loss) from
 operations.............    2,940      938      202    (1,658)  (7,525)   2,406   (2,291)     852
Other income, net.......      884      856      776       845      736      651      446      444
                          -------  -------  -------   -------  -------  -------  -------   ------
Income (loss) before
 provision for income
 taxes..................    3,824    1,794      978      (813)  (6,789)   3,057   (1,845)   1,296
Provision for income
 taxes..................      763      359      198      (163)     100      611       --      259
                          -------  -------  -------   -------  -------  -------  -------   ------
Net income (loss).......  $ 3,061  $ 1,435  $   780   $  (650) $(6,889) $ 2,446  $(1,845)  $1,037
                          =======  =======  =======   =======  =======  =======  =======   ======
Net income (loss)
 per share..............  $  0.19  $  0.09  $  0.05   $ (0.04) $ (0.44) $  0.16  $ (0.14)  $ 0.08
                          =======  =======  =======   =======  =======  =======  =======   ======
Weighted average common
 shares and equivalents.   16,502   16,614   16,564    15,759   15,615   15,559   12,983   13,670
                          =======  =======  =======   =======  =======  =======  =======   ======

                                                                     SCHEDULE II

                        MERCURY INTERACTIVE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                             ADDITIONS
                                  BALANCE AT CHARGED TO DEDUCTIONS  BALANCE AT
                                  BEGINNING  COSTS AND   BAD DEBTS    END OF
           DESCRIPTION            OF PERIOD   EXPENSES  CHARGED OFF   PERIOD
           -----------            ---------- ---------- ----------- ----------
Reserve for sales returns and
 doubtful accounts receivable:
  December 31, 1996..............    $705      $2,831     $2,400      $1,136
  December 31, 1995..............    $115      $  990     $  400      $  705
  December 31, 1994..............    $ --      $  115     $   --      $  115