Form 10-Q
period 1997-03-31
MERCURY INTERACTIVE CORPORATION
filed 1997-05-14
CIK 867058

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

  The number of shares of Registrant's Common Stock outstanding as of April 30, 1997 was 16,234,945.

                        MERCURY INTERACTIVE CORPORATION
                        -------------------------------

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION

                                                                    Page No.
                                                                    --------

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet -
                March 31, 1997 and December 31, 1996                    3

          Condensed Consolidated Statement of Operations -
                Three months ended March 31, 1997 and 1996              4

          Condensed Consolidated Statement of Cash Flows -
                Three months ended March 31, 1997 and 1996              5

          Notes to Condensed Consolidated Financial Statements          6

Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                             15

EXHIBITS INDEX                                                         16


     See accompanying notes to condensed consolidated financial statements.
     ----------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

                        MERCURY INTERACTIVE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                  March 31,     December 31,
                                                                    1997            1996
                                                                 ----------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 46,969       $ 44,337
  Short-term investments (Note 2)                                   28,986         26,686
  Trade accounts receivable (net of allowances
     of $1,876 and $1,136)                                          15,801         18,503
  Government grant and other receivables                             5,031          3,139
  Inventories                                                          655            560
  Prepaid expenses and other assets                                  3,360          3,307
                                                                  --------       --------
     Total current assets                                          100,802         96,532
Long-term investments (Note 2)                                       9,365          8,954
Property and equipment, net                                         11,075         10,413
Deposits and other assets                                            1,535          1,590
                                                                  --------       --------
                                                                  $122,777       $117,489
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   3,238          1,859
  Accrued liabilities                                                9,301          8,782
  Deferred revenue                                                   8,378          7,809
                                                                  --------       --------
     Total current liabilities                                      20,917         18,450
                                                                  --------       --------
Commitments and contingencies (Notes 5 and 6)

Stockholders' equity:
  Common stock, par value $.002 per share, 25,000 shares
     authorized; 16,234 and 16,056 shares issued and outstanding        32             32
  Capital in excess of par value                                   101,533        100,235
  Cumulative translation adjustment                                   (361)           (99)
  Retained earnings (accumulated deficit)                              656         (1,129)
                                                                  --------       --------
     Total stockholders' equity                                    101,860         99,039
                                                                  --------       --------
                                                                  $122,777       $117,489
                                                                  ========       ========

     See accompanying notes to condensed consolidated financial statements
     ---------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                   Three months ended
                                                        March 31,
                                                     1997      1996
                                                   --------   -------
Revenue:
  License                                          $11,283    $8,600
  Service                                            4,117     2,400
                                                   -------    ------
  Total revenue                                     15,400    11,000
                                                   -------    ------
Cost of revenue:
  License                                              904       496
  Service                                            1,214       632
                                                   -------    ------
  Total cost of revenue                              2,118     1,128
                                                   -------    ------
Gross profit                                        13,282     9,872
                                                   -------    ------
Operating expenses:
  Research and development                           2,818     2,170
  Less: grants                                        (676)     (637)
                                                   -------    ------
  Research and development, net                      2,142     1,533
  Marketing and selling                              8,188     6,590
  General and administrative                         1,430       807
  Settlement of litigation                             ---     2,600
                                                   -------    ------
     Total operating expenses                       11,760    11,530

Income (loss) from operations                        1,522    (1,658)
Other income, net                                      709       845
                                                   -------    ------
Income before provision for income taxes             2,231      (813)
Provision (benefit) for income taxes                   446      (163)
                                                   -------    ------
Net income (loss)                                  $ 1,785    $ (650)
                                                   =======    ======
Net income (loss) per share                        $  0.11    $(0.04)
                                                   =======    ======
Weighted average common shares and equivalents      16,644    15,759

     See accompanying notes to condensed consolidated financial statements
     ---------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)
                                  (unaudited)

                                                                                      Three months ended
                                                                                           March 31,
                                                                                       1997          1996
                                                                                      -------       -------
Cash flows from operating activities:
Net income (loss)                                                                     $ 1,785       $  (650)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                                           895           903
  Net changes in assets and liabilities:
     Trade accounts receivable                                                          2,702         2,065
     Government grant and other receivables                                            (1,892)          428
     Inventories                                                                          (95)          (57)
     Prepaid expenses, deposits and other assets                                         (148)         (402)
     Accounts payable                                                                   1,379           728
     Accrued liabilities (including in 1996 the payment of litigation-related             519        (5,805)
     accruals of $2,000 and acquisition and restructuring accruals of $3,672)
  Deferred revenue                                                                        569          (225)
                                                                                      -------       -------
     Net cash provided by (used in) operating activities                                5,714        (3,015)
                                                                                      -------       -------
Cash flows from investing activities:
  Investment (purchases) proceeds, net                                                 (2,711)        4,669
  Acquisition of property and equipment                                                (1,407)       (1,376)
                                                                                      -------       -------
     Net cash (used in) provided by investing activities                               (4,118)        3,293
                                                                                      -------       -------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                                1,298           484
                                                                                      -------       -------
     Net cash provided by financing activities                                          1,298           484
                                                                                      -------       -------
Effect of exchange rate changes on cash                                                  (262)          (36)
                                                                                      -------       -------
Net increase in cash and cash equivalents                                               2,632           726
Cash and cash equivalents at beginning of period                                       44,337        45,850
                                                                                      -------       -------
Cash and cash equivalents at end of period                                            $46,969       $46,576
                                                                                      =======       =======
Cash paid during the period for income taxes:                                         $    63       $   627

     See accompanying notes to condensed consolidated financial statements
     ---------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION
                        -------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, included in the 1996 Annual Report and Form 10-K. The condensed consolidated statement of operations for the three months ended March 31, 1997 is not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 1997. Certain items have been reclassified to conform to the current period presentation.

2. The portfolio of short and long-term investments is carried at cost (which approximates market) as of the balance sheet date which consists of investments in high-quality financial, government and corporate securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has categorized its marketable securities as "available-for-sale" securities. Realized gains or losses are determined based on the specific identification method and are reflected in income.

3. The effective tax rate for the three months ended March 31, 1997 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel.

4. Net income (loss) per common share has been computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options (using the treasury stock method).

5. The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $676,000 and $407,000 in the first quarter ended March 31, 1997 and 1996, respectively. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $414,000 and $230,000 for the quarters ended March 31, 1997 and 1996, respectively. As of March 31, 1997, the Company is committed to pay, if and when earned, approximately $3.6 million in royalties.

     During the first quarter ended March 31, 1996, the Company received grants totaling $230,000 for research and development projects from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F"). The Company did not receive any grants from "BIRD-F" during the first quarter of 1997. The grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amount of the grants obtained. The Company is not obligated to repay these grants; however, it has agreed to pay BIRD-F royalties at the rate of up to 5% of sales of any product or development resulting from such research, but not in excess of 150% of the grant. The Company did not record any royalty expense under BIRD-F projects for the quarters ended March 31, 1997 and 1996. As of March 31, 1997, the Company is committed to pay, if and when earned, approximately $1.3 million in royalties.

6. The Israeli Government, through the Fund for the Encouragement of Marketing Activities, has, in prior periods, awarded the Company grants for participation in marketing expenses incurred to increase export sales from Israel. The grants were received from the government of Israel for approved programs for marketing activities and were recognized on the cost reduction basis as a reduction of marketing expenses as such expenses were incurred. Under the terms of the marketing grants, if and when export sales from Israel to certain countries exceed historical export sales from Israel in the base year for such grants, a royalty of 3% of the increase in export sales from Israel must generally be paid, up to the amount of the grant obtained. Royalty expense under these agreements amounted to approximately $80,000 and $187,000 for the quarters ended March 31, 1997 and 1996, respectively. As of March 31, 1997, the Company is committed to pay, if and when earned, approximately $470,000 in royalties.

7. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share." The statement simplifies the standards for computing earnings per share (EPS) previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. FAS 128 becomes effective for all periods, including interim periods, ending on or after December 15, 1997. FAS 128 would not have had an impact on the Company's EPS computation for the periods ended March 31, 1997 and 1996.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     REVENUE

     License revenue increased 31% to $11.3 million during the first quarter of 1997 from $8.6 million in the first quarter of 1996. The Company's growth in license revenue is due to the continuing growth in sales of Windows and NT based products. During the quarter ended March 31, 1997, the Company released new Web-related products as well as new versions of its WinRunner and LoadRunner products for SAP's R/3 environment which also contributed to the growth in license revenue. License revenue in the first quarter of 1997 benefited from the Company's ongoing expansion into alternate distribution channels, such as referral partners, system integrators and value added resellers. Revenue generated through alternate channels represented approximately 41% and 30% of license fees during the quarters ended March 31, 1997 and 1996, respectively.

     Service revenue increased to $4.1 million or 27% of total revenue in the first quarter of 1997 from $2.4 million or 22% of total revenue in the first quarter of 1996. This increase in service revenue in 1997 compared to 1996 is primarily attributable to the growth of the Company's installed customer base, the renewal of maintenance contracts and an increase in training and consulting revenue. The Company expects that support services as a source of revenue will continue to increase as long as the Company's customer base continues to grow.

     International revenue for each of the quarters ended March 31, 1997 and 1996, represented approximately 37% of total revenue. The increase in international revenue results primarily from additional revenue in Europe.

     COST OF REVENUE

     License cost of revenue, as a percentage of license revenue, increased to 8% in the first quarter of 1997 from 6% in the first quarter of 1996. The increase in the first quarter of 1997 is partially due to amortization of capitalized software development costs. License cost of revenue consists primarily of employee-related costs including salaries, travel and equipment depreciation.

     Service cost of revenue, as a percentage of service revenue was 29% in the first quarter of 1997 compared to 26% in the first quarter of 1996. The increased service cost of revenue in the first quarter of 1997 reflects increases in technical support headcount to support the growth in the customer base. Service cost of revenue consists primarily of costs of customer technical support, education and consulting.


     RESEARCH AND DEVELOPMENT

     Research and development expenditures, before reductions for grants, increased to $2.8 million or 18% of total revenue in the first quarter of 1997 from $2.2 million or 20% of total revenue in the first quarter of 1996. The increase in research and development expenses is attributable to increases in personnel related expenses, including depreciation of equipment purchased to support the expanded research and development staff.

     The Company capitalized $150,000 and $250,000 of software development costs during the first quarter ended March 31, 1997 and 1996, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company began amortizing capitalized costs in the second quarter of 1996. During the quarter ended March 31, 1997, the Company recorded $150,000 of amortization expense. At March 31, 1997 and December 31, 1996, the Company had a balance in capitalized software development costs of approximately $1.5 million.

     The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $676,000 and $407,000 in the quarters ended March 31, 1997 and 1996, respectively. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $414,000 and $230,000 for the quarters ended March 31, 1997 and 1996, respectively. As of March 31, 1997, the Company is committed to pay, if and when earned, $3.6 million in royalties.

     During the first quarter ended March 31, 1996, the Company received grants totaling $230,000 for research and development projects from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F"). The Company did not receive any grants from "BIRD-F" during the first quarter of 1997. The grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amount of the grant obtained. The Company is not obligated to repay these grants; however, it has agreed to pay BIRD-F royalties at the rate of up to 5% of sales of any product or development resulting from such research, but not in excess of 150% of the grant. Royalty expense under BIRD-F grants amounted to less than $5,000 for the quarter ended March 31, 1997 and 1996. As of March 31, 1997, the Company is committed to pay, if and when earned, approximately $1.3 million in royalties.

     The Company intends to continue making significant expenditures on research and development to develop new products and expand the platforms and operating systems on which its products are offered. While the Company believes that these research and development expenditures will be beneficial in the long term development of its business, there can be no assurances that the development of products will be successful. Research and development expenditures are incurred substantially in advance of related revenue and in some cases do not result in the generation of revenue.


     MARKETING AND SELLING

     Marketing and selling expenses increased to $8.2 million, or 53% of total revenue in the quarter ended March 31, 1997, from $6.6 million, or 60% of total revenue in the quarter ended March 31, 1996. The increase in expenses relates to increases in personnel in the marketing and sales departments to 136 employees at March 31, 1997 from 98 employees at March 31, 1996. The Company expects marketing and selling expenses to increase in absolute dollars as total revenue increases.

     In prior years, the Company received grants from the Government of Israel through the Fund for the Encouragement of Marketing Activities ("the Marketing Fund") which were used to offset marketing expenses in the years received.
Under the terms of the marketing grants, if and when export sales from Israel to certain countries exceed a predetermined base of historical export sales from Israel, a royalty of 3% of the increase in export sales from Israel must generally be paid, up to the amount of the grants obtained. Royalty expense under these agreements amounted to approximately $80,000 and $187,000 for the quarters ended March 31, 1997 and 1996, respectively. As of March 31, 1997, the Company is committed to pay, if and when earned, approximately $470,000 in royalties.


     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased to $1.4 million or 9.3% of total revenue in the quarter ended March 31, 1997, from $807,000 or 7.3% of total revenue in the quarter ended March 31, 1996. This increase reflects infrastructure investments to support the growth of the Company, including increases in personnel related costs of approximately $250,000 and increased costs related to worldwide information systems, telecommunications and insurance of approximately $270,000.


     OTHER INCOME, NET

     Other income, net consists primarily of interest income and foreign exchange gains and losses. In the quarters ended March 31, 1997 and 1996, the Company earned interest income on its investments in money market accounts and marketable securities, which consist of investments in high-quality financial, government and corporate securities. The decrease in other income, net to $709,000 in the quarter ended March 31, 1997, from $845,000 in the quarter ended March 31, 1996, reflects higher interest income on higher average cash and investment balances in the quarter ended March 31, 1996.

     PROVISION FOR INCOME TAXES

     The Company has accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company recorded a tax expense of $446,000 in the quarter ended March, 31, 1997, compared to a benefit of $163,000 in the quarter ended March 31, 1996.

     The Company participates in special programs sponsored by the government of Israel relating to taxation. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions.

     NET INCOME (LOSS)

     The Company reported net income of $1.8 million in the quarter ended March 31, 1997, compared to a net loss of $650,000 in the quarter ended March 31, 1996. The loss in the first quarter of 1996 included a charge for a litigation settlement of $2.1 million (net of taxes). The Company's operating expenses are based, in part, on its expectations of future revenues, and expenses are generally incurred in advance of revenues. The Company plans to continue to expand and increase its operating expenses to support anticipated revenue growth. If revenue does not materialize in a quarter as expected, the Company's results from operations for that quarter are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with its revenue.

     INFLATION

     Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact during the year.

     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The statements in this Item 2 in the last sentence of the second paragraph under the caption "Revenue," the first sentence of the fifth paragraph under the caption "Research and development," the last sentence of the first paragraph under the caption "Marketing and selling," the sentence under the caption "Inflation," the fourth sentence in the paragraph under the caption "Net income
(loss)" and the last sentence of the second paragraph and the third paragraph under the caption "Liquidity and Capital Resources" are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The factors set forth under the captions "Revenue," "Research and development," "Marketing and selling," "Net income (loss)" and "Liquidity and Capital Resources" as well as the following, are important factors that could cause actual results to differ materially from those projected in any such forward looking statements.

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

     The Company may from time to time experience significant fluctuation in quarterly operating results due to a variety of factors. Such fluctuations in quarterly operating results may occur in the future due to many factors, some of which are outside of the Company's control. Products are generally shipped as orders are received, and, consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. In particular, the Company has historically received a substantial portion of its orders at the end of the quarter. If an unanticipated order shortfall occurs at the end of a quarter, the Company's operating results for the quarter could be materially adversely affected. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. All of the foregoing may result in unanticipated quarterly earning shortfalls or losses. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     The Company faces direct competition from several public and privately-held companies. The market for software products in general is highly competitive and the Company faces competition from established and emerging companies.
There could be a materially adverse effect on the Company's results of operations or financial position if any of the major software manufacturers, which have significantly greater resources than the Company, decided to devote substantial resources to entering the software testing market or if there is an increase in developing testing utilities internally by the Company's customers or potential customers. A variety of external and internal factors could materially adversely affect the Company's ability to compete. These include the relative functionality, price, performance and reliability of the products offered by the Company and its competitors, the timing and success of new product development or enhancement efforts of the Company and its competitors, and the effectiveness of the marketing efforts of the Company and its competitors. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially adversely affect the Company's business.

     Sales to customers located outside the United States have historically accounted for a significant percentage of revenue and the Company anticipates that such sales will continue to be a significant percentage of the Company's total revenue. Accordingly, such factors as currency fluctuations, political and economic instability and trade restrictions could have a negative impact on the Company's financial performance. The Company is continuing to strengthen its European sales organization in order to enhance that organization's contribution to revenue. However, the success of these efforts is not assured and depends, in part, on the Company's ability to develop and retain successful sales personnel in that region. If European revenue does not materialize in a quarter as expected, the Company's results from operations for that quarter are likely to be materially adversely affected. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. All of the foregoing may result in unanticipated quarterly earning shortfalls or losses.

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

     The Company's success depends to a significant extent on the performance of its senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel, is intense in the computer industry. The Company's failure to attract additional qualified employees or to retain the services of key personnel could materially adversely affect the Company's business.

     The Company currently relies on a combination of trademark, copyright and trade secret laws and contractual provisions to protect its proprietary rights in its products. The Company presently has no registered copyrights. The Company holds one patent for an element contained in certain of its products, and it has filed several other U.S. and foreign patent applications on various elements of its products. There can be no assurance that any of the Company's patent applications will result in an issued patent or that, if issued, such patent would be upheld if challenged. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can also be no assurance that the measures taken by the Company to protect its propriety rights will be adequate to prevent misappropriation for the technology or independent development by others of similar technology. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty or cross-license arrangements or result in costly litigation.

     In selling its products, the Company frequently relies on "shrink wrap" licenses that are not signed by licensees. The provisions in such licenses limiting the Company's exposure to potential product liability claims may therefore be unenforceable under the laws of certain jurisdictions. Although, the Company has carried errors and omissions insurance against such claims, there can be no assurance that such insurance will continue to be available on acceptable terms, if at all, or that such insurance will provide the Company with adequate protection against any such claims. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims. A significant product liability claim against the Company could have a material adverse effect upon the Company's business, financial condition and results of operations.

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


LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and investments increased to $85.3 million at March 31, 1997, from $80.0 million at December 31, 1996. The Company generated approximately $5.7 million from operations due primarily to profits from operations and collection of trade receivables. In addition, the Company received $1.3 million from the issuance of Common Stock under employee stock option and purchase plans. The Company used $1.4 million in cash for purchases of computers and related equipment. The Company's short-term and long-term investments consist of investments in high-quality financial, government and corporate securities.

     During the quarter ended March 31, 1997, the Company began plans for the construction of a research and development facility on land previously purchased
in Israel.   As of March 31, 1997, the Company had commitments of approximately
$600,000 related to preliminary work on the facility. The Company expects to make additional capital expenditures for the facility over the next eighteen months.

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

                        MERCURY INTERACTIVE CORPORATION

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  11.1 -  Computation of net income (loss) per common share for the three months ended March 31, 1997.

              27 -    Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1997                     MERCURY INTERACTIVE CORPORATION
                                                  (Registrant)


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

INDEX TO EXHIBITS
-----------------

Exhibit                                                           Sequentially
  No.                             Description                     Numbered Page

 11.1      Computation of  net income (loss) per common share          17
 27.       Financial Data Schedule                                     18