Form 10-Q
period 1997-06-30
MERCURY INTERACTIVE CORPORATION
filed 1997-08-14
CIK 867058

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM         TO        .

Commission File Number : 0-22350

                               ----------------

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The number of shares of Registrant's Common Stock outstanding as of July 31, 1997 was 16,331,084.

================================================================================

                        MERCURY INTERACTIVE CORPORATION

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I.FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS:
         Condensed Consolidated Balance Sheets--June 30, 1997 and
          December 31, 1996..........................................      3
         Condensed Consolidated Statements of Operations--Three and
          six months ended June 30, 1997 and 1996....................      4
         Condensed Consolidated Statements of Cash Flows--Six months
          ended June 30, 1997 and 1996...............................      5
         Notes to Condensed Consolidated Financial Statements........      6
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..................................      8

PART II.OTHER INFORMATION

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.............     15
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................     15
 SIGNATURES...........................................................    16
 EXHIBITS INDEX.......................................................    17

PART I.FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MERCURY INTERACTIVE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         JUNE 30,  DECEMBER 31,
                                                           1997        1996
                                                         --------  ------------
ASSETS
Current assets:
  Cash and cash equivalents............................. $ 43,761    $ 44,337
  Short-term investments (Note 2).......................   41,515      26,686
  Trade accounts receivable (net of allowances of $1,950
   and $1,136)..........................................   18,938      18,503
  Government grant and other receivables................    2,926       3,139
  Inventories...........................................      646         560
  Prepaid expenses and other assets.....................    3,624       3,307
                                                         --------    --------
    Total current assets................................  111,410      96,532
Long-term investments (Note 2)..........................    2,220       8,954
Property and equipment, net.............................   11,433      10,413
Deposits and other assets...............................    1,535       1,590
                                                         --------    --------
                                                         $126,598    $117,489
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................... $  3,124    $  1,859
  Accrued liabilities...................................   10,455       8,782
  Deferred revenue......................................    8,480       7,809
                                                         --------    --------
    Total current liabilities...........................   22,059      18,450
                                                         --------    --------
Commitments and contingencies (Notes 5 and 6)
Stockholders' equity:
  Common stock, par value $.002 per share, 25,000 shares
   authorized; 16,326 and 16,056 shares issued and
   outstanding..........................................       33          32
  Capital in excess of par value........................  102,083     100,235
  Cumulative translation adjustment.....................     (375)        (99)
  Retained earnings (accumulated deficit)...............    2,798      (1,129)
                                                         --------    --------
    Total stockholders' equity..........................  104,539      99,039
                                                         --------    --------
                                                         $126,598    $117,489
                                                         ========    ========

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                      --------------------  ------------------
                                        1997       1996       1997      1996
                                      ---------  ---------  --------  --------
Revenue:
  License............................ $  12,300  $   9,350  $ 23,583  $ 17,950
  Service............................     5,200      2,750     9,317     5,150
                                      ---------  ---------  --------  --------
    Total revenue....................    17,500     12,100    32,900    23,100
                                      ---------  ---------  --------  --------
Cost of revenue:
  License............................       992        709     1,896     1,205
  Service............................     1,612        786     2,826     1,418
                                      ---------  ---------  --------  --------
    Total cost of revenue............     2,604      1,495     4,722     2,623
                                      ---------  ---------  --------  --------
Gross profit.........................    14,896     10,605    28,178    20,477
                                      ---------  ---------  --------  --------
Operating expenses:
  Research and development...........     2,854      2,682     5,672     4,852
  Less: grants.......................      (379)      (611)   (1,055)   (1,248)
                                      ---------  ---------  --------  --------
    Research and development, net....     2,475      2,071     4,617     3,604
  Marketing and selling..............     9,027      7,278    17,215    13,868
  General and administrative.........     1,563      1,054     2,993     1,861
  Settlement of litigation...........       --         --        --      2,600
                                      ---------  ---------  --------  --------
    Total operating expenses.........    13,065     10,403    24,825    21,933
                                      ---------  ---------  --------  --------
Income (loss) from operations........     1,831        202     3,353    (1,456)
Other income, net....................       846        776     1,555     1,621
                                      ---------  ---------  --------  --------
Income before provision for income
 taxes...............................     2,677        978     4,908       165
Provision for income taxes...........       535        198       981        35
                                      ---------  ---------  --------  --------
Net income........................... $   2,142  $     780  $  3,927  $    130
                                      =========  =========  ========  ========
Net income per share................. $    0.13  $    0.05  $   0.23  $   0.01
                                      =========  =========  ========  ========
Weighted average common shares and
 equivalents.........................    17,001     16,564    16,823    16,568

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             -----------------
                                                               1997     1996
                                                             --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................. $  3,927  $   130
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization.............................    1,740    1,668
  Net changes in assets and liabilities:
    Trade accounts receivable...............................     (435)     172
    Government grant and other receivables..................      213     (454)
    Inventories.............................................      (86)    (368)
    Prepaid expenses, deposits and other assets.............     (262)  (1,143)
    Accounts payable........................................    1,265    1,592
    Accrued liabilities (including in 1996 the payment of
     litigation-related accruals of $2,778 and acquisition
     and restructuring accruals of $3,889)..................    1,673   (6,407)
    Deferred revenue........................................      671      (48)
                                                             --------  -------
      Net cash provided by (used in) operating activities...    8,706   (4,858)
                                                             --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment (purchases) proceeds, net........................   (8,095)   1,597
Acquisition of property and equipment.......................   (2,610)  (2,491)
Capitalization of software development costs................     (150)    (300)
                                                             --------  -------
      Net cash used in investing activities.................  (10,855)  (1,194)
                                                             --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................    1,849    1,616
                                                             --------  -------
      Net cash provided by financing activities.............    1,849    1,616
                                                             --------  -------
Effect of exchange rate changes on cash.....................     (276)     (80)
                                                             --------  -------
Net decrease in cash and cash equivalents...................     (576)  (4,516)
Cash and cash equivalents at beginning of period............   44,337   45,850
                                                             --------  -------
Cash and cash equivalents at end of period.................. $ 43,761  $41,334
                                                             ========  =======
Cash paid during the period for income taxes:............... $     63  $   --

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, included in the 1996 Annual Report and Form 10-K. The condensed consolidated statement of operations for the six months ended June 30, 1997 is not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 1997. Certain items have been reclassified to conform to the current period presentation.

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

3. The effective tax rate for the six months ended June 30, 1997 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel.

4. Net income per common share has been computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options (using the treasury stock method).

5. The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $379,000 and $1.1 million in the quarter and six months ended June 30, 1997, respectively, and $450,000 and $857,000 in the quarter and the six months ended June 30, 1996, respectively. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and, for certain grants, up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $519,000 and $933,000 for the quarter and six months ended June 30, 1997, respectively, and $300,000 and $530,000 for the quarter and six months ended June 30, 1996, respectively. As of June 30, 1997, the Company is committed to pay, if and when earned, approximately $3.5 million in royalties.

   The Company did not receive any grants for research and development projects from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F") during the quarter and the six-months ended June 30, 1997. During the quarter and the six months ended June 30, 1996, the Company received grants in the amounts of $161,000 and $391,000, respectively. The grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amount of the grants obtained. The Company is not obligated to repay these grants; however, it has agreed to pay "BIRD-F" royalties at the rate of up to 5% of sales of any product or development resulting from such research, but not in excess of 150% of the grant. The Company did not record any royalty expense under "BIRD-F" projects for the quarter and the six months ended June 30, 1997. Royalty expense under "BIRD-F" grants amounted to less than $5,000 for the quarter and six months ended June 30, 1996. As of June 30, 1997, the Company is committed to pay, if and when earned, approximately $1.3 million in royalties.

6. The Israeli Government, through the Fund for the Encouragement of Marketing Activities, has, in prior periods, awarded the Company grants for participation in marketing expenses incurred to increase export sales from Israel. The grants were received from the government of Israel for approved programs for marketing activities and were accounted for using the cost reduction method, under which marketing expenses are decreased by the amount of grants obtained. Under the terms of the marketing grants, if and

                        MERCURY INTERACTIVE CORPORATION
   when export sales from Israel to certain countries exceed historical export sales from Israel in the base year for such grants, a royalty of 3% of the increase in export sales from Israel must generally be paid, up to the amount of the grant obtained. Royalty expense under these agreements amounted to approximately $75,000 and $155,000 for the quarter and six months ended June 30, 1997, respectively, and $40,000 and $227,000 for the quarter and six months ended June 30, 1996, respectively. As of June 30, 1997, the Company is committed to pay, if and when earned, approximately $395,000 in royalties.

7. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share." The statement simplifies the standards for computing earnings per share (EPS) previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. SFAS 128 becomes effective for all periods, including interim periods, ending on or after December 15, 1997. SFAS 128 would have had an immaterial impact on the Company's EPS computation for the periods ended June 30, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward looking statements and other forward looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Please read the section below titled "Factors that may affect future results" to review conditions which the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. Forward looking statements include, but are not limited to, those items identified with a footnote (1) symbol. The Company undertakes no obligation to update the information contained herein.

RESULTS OF OPERATIONS

 Revenue

  License revenue increased 32% to $12.3 million during the second quarter of 1997 from $9.4 million in the second quarter of 1996. License revenue increased 31% to $23.6 million during the six months ended June 30, 1997 from $18.0 million during the six months ended June 30, 1996. The Company's growth in license revenue was primarily attributable to growth in license fees from the LoadRunner product. License revenue in the second quarter of 1997 also benefited from the Company's continuing expansion into alternate distribution channels, such as referral partners, system integrators and value added resellers. Revenue generated through alternate channels represented approximately 45% of the license fees during both the quarter and the six months ended June 30, 1997. Revenue generated through alternate channels represented approximately 45% and 40% of the license fees during the quarter and the six months ended June 30, 1996, respectively.

  Service revenue increased to $5.2 million or 30% of total revenue in the second quarter of 1997 from $2.8 million or 23% of total revenue in the second quarter of 1996 and increased to $9.4 million, or 28% of total revenue in the six months ended June 30, 1997, from $5.1 million, or 22% of total revenue in the six months ended June 30, 1996. This increase in service revenue in 1997 compared to 1996 was primarily attributable to the growth of the Company's installed customer base, the renewal of maintenance contracts and an increase in training and consulting revenue. The Company expects that service revenue will continue to increase in absolute dollars as long as the Company's customer base continues to grow.(/1/)

  International revenue in the quarter and the six months ended June 30, 1997 represented 36% and 35%, respectively, of total revenue. International revenue was approximately 33% and 38% in the quarter and the six months ended June 30, 1996, respectively. The increase in international revenue resulted primarily from increased direct sales in Europe.

 Cost of revenue

  License cost of revenue, as a percentage of license revenue, was 8% in both the second quarter and six months ended June 30, 1997, respectively, relatively unchanged from 8% and 7% in the second quarter and the six months ended June 30, 1996. License cost of revenue consisted primarily of employee-related costs.

  Service cost of revenue, as a percentage of service revenue was 31% and 30% in the quarter and the six months ended June 30, 1997, respectively, compared to 29% and 28% in the quarter and the six months ended June 30, 1996, respectively. The increased service cost of revenue in 1997 reflected increases in technical support headcount to support the growth in the customer base and increased outsourcing of training and consulting activities. Service cost of revenue consisted primarily of costs of customer technical support, education and consulting.

--------
(1) Forward looking statement

 Research and development

  Research and development expenditures, before reductions for grants, increased to $2.9 million or 16% of total revenue in the quarter ended June 30, 1997 from $2.7 million or 22% of total revenue in the quarter ended June 30, 1996, and increased to $5.7 million or 17% of total revenue in the six months ended June 30, 1997 from $4.9 million or 21% in the six months ended June 30, 1996. The increase in research and development expenses was attributable to increases in personnel-related costs, as well as depreciation of equipment purchased to support the expanded research and development staff.

  The Company capitalized $150,000 and $300,000 of software development costs during the quarter and the six months ended June 30, 1997, respectively, and $300,000 and $550,000 in the quarter and the six months ended June 30, 1996, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." At June 30, 1997, the Company had a net balance in capitalized software development costs of approximately $1.5 million.

  The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $379,000 and $1.1 million in the quarter and the six months ended June 30, 1997, respectively, and $450,000 and $857,000 in the quarter and the six months ended June 30, 1996, respectively. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and, for certain grants, up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $519,000 and $933,000 for the quarter and the six months ended June 30, 1997, respectively, and $300,000 and $530,000 for the quarter and the six months ended June 30, 1996, respectively. As of June 30, 1997, the Company is committed to pay, if and when earned, approximately $3.5 million in royalties.

  The Company did not receive any grants for research and development projects from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F") during the quarter and the six months ended June 30, 1997. During the quarter and the six months ended June 30, 1996, the Company received grants in the amounts of $161,000 and $391,000, respectively. The grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amount of the grants obtained. The Company is not obligated to repay these grants; however, it has agreed to pay "BIRD-F" royalties at the rate of up to 5% of sales of any product or development resulting from such research, but not in excess of 150% of the grant. The Company did not record any royalty expense under "BIRD-F" projects for the quarter and the six months ended June 30, 1997. Royalty expense under "BIRD-F" grants amounted to less than $5,000 for the quarter and the six months ended June 30, 1996. As of June 30, 1997, the Company is committed to pay, if and when earned, approximately $1.3 million in royalties.

  The Company intends to continue making significant expenditures on research and development to develop new products and expand the platforms and operating systems on which its products are offered.(/1/) While the Company believes that these current research and development expenditures will be beneficial in the long term development of its business, there can be no assurances that the development of products will be successful. Research and development expenditures are incurred substantially in advance of related revenue and in some cases do not result in the generation of revenue.

 Marketing and selling

  Marketing and selling expenses increased to $9.0 million, or 52% of total revenue, and $17.2 million, or 52% of total revenue, in the quarter and the six months ended June 30, 1997, respectively, from $7.3 million, or 60% of total revenue, and $13.9 million, or 60% of total revenue, in the quarter and the six months ended June

--------
(1) Forward looking statement

30, 1996, respectively. The Company expects marketing and selling to increase in absolute dollars as total revenues increase, but such expenses may vary as a percentage of revenue.(/1/)

  In prior years, the Company received grants from the Government of Israel through the Fund for the Encouragement of Marketing Activities ("the Marketing Fund") which were used to offset marketing expenses in the years received. Under the terms of the marketing grants, if and when export sales from Israel to certain countries exceed a predetermined base of historical export sales from Israel, a royalty of 3% of the increase in export sales from Israel must generally be paid, up to the amount of the grants obtained. Royalty expense under these agreements amounted to approximately $75,000 and $155,000 in the quarter and the six months ended June 30, 1997, respectively, and $40,000 and $227,000 in the quarter and the six months ended June 30, 1996, respectively. As of June 30, 1997, the Company is committed to pay, if and when earned, approximately $395,000 in royalties.

 General and administrative

  General and administrative expenses increased to $1.6 million, or 9% of total revenue, and $3.0 million, or 9% of total revenue, in the quarter and the six months ended June 30, 1997, respectively, from $1.1 million, or 9% of total revenue, and $1.9 million, or 8% of total revenue, in the quarter and the six months ended June 30, 1996, respectively. The increase reflected infrastructure investments to support the growth of the Company, including increases in personnel-related costs and increased costs related to worldwide information systems, telecommunications and insurance.

 Other income, net

  Other income, net consisted primarily of interest income. In the quarter and the six months ended June 30, 1997 and June 30, 1996, the Company earned interest income on its investments in money market accounts and marketable securities, which consisted of investments in high-quality financial, government and corporate institutions. The increase in other income, net to $846,000 in the quarter ended June 30, 1997 from $776,000 in the quarter ended June 30, 1996 resulted primarily from a higher average investment balance.

 Provision for income taxes

  The Company has accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company recorded tax expense of $535,000 and $981,000 in the quarter and the six months ended June 30, 1997, respectively, compared to $198,000 and $35,000 in the quarter and the six months ended June 30, 1996, respectively.

  The Company participates in special programs sponsored by the government of Israel relating to taxation. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions.

 Net income

  The Company reported net income of $2.1 million and $3.9 million in the quarter and the six months ended June 30, 1997, respectively, compared to net income of $780,000 and $130,000 in the quarter and the six months ended June 30, 1996, respectively. The Company's operating expenses are based, in part, on its expectations of future revenues, and expenses are generally incurred in advance of revenues. The Company plans to continue to expand and increase its operating expenses to support anticipated revenue growth.(/1/) If revenue does not materialize in a quarter as expected, the Company's results from operations for that quarter are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with its revenue.

--------
(1) Forward looking statement

 Inflation

  Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact during the year.(/1/)

 Factors that may affect future results

  The Company has identified certain forward looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations with a footnote (1) symbol. The Company may also make oral forward looking statements from time to time. Actual results may differ materially from those projected in any such forward looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

  The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I--Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996, contained in the Company's 1996 Annual Report to Stockholders on Form 10-K.

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

  On August 11, 1997, the Company announced its intent to purchase certain technologies which will be integrated into its next version of load-testing products. These transactions are currently anticipated to close in the third quarter of 1997, subject to negotiation of definitive agreements and customary conditions of closing, including certain approvals. As a result of these purchases, the Company expects to take a one-time charge for in-process research and development expense and related charges of approximately $5 million in its statement of operations in the third quarter of 1997. There can be no assurance that the Company will complete the proposed acquisitions, will be successful in its efforts to integrate the acquired technologies or will not incur additional charges in subsequent quarters to reflect costs associated with the acquisitions. Although the Company believes the proposed acquisitions described above are in the best interests of the Company and its stockholders, there are significant risks involved with these transactions, including, but not limited to, difficulties or delays in achieving product and technology integration benefits and difficulties in maintaining revenue levels during transitions to new products.

  The market for the automated software testing products is relatively new and undeveloped. Marketing and sales techniques in the automated software testing marketplace, as well as the bases for competition, are not well established. There can be no assurance that a significant market for automated software testing products will be developed or that the Company's products will be accepted in any expanded market. Although the Company

--------
(1) Forward looking statement
believes that the current trend toward increased use of automated software testing will continue, a majority of software testing is still carried out manually, and there can be no assurance that the automated software market will enjoy continued growth.

  The Company's current products and products under development are limited in number and concentrated exclusively in the software testing market. The life cycles of the Company's products are difficult to estimate due, in large measure, to the recent emergence of the Company's market as well as the unknown future effect of product enhancements and competition. Price reductions or declines in demand for the Company's software testing products, whether as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's results of operations or financial position.

  The Company may from time to time experience significant fluctuation in quarterly operating results due to a variety of factors. Such fluctuations in quarterly operating results may occur in the future due to many factors, some of which are outside of the Company's control. Products are generally shipped as orders are received, and, consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. In particular, the Company has historically received a substantial portion of its orders at the end of a quarter, up to and including the last day of a quarter. If an unanticipated order shortfall occurs at the end of a quarter, the Company's operating results for the quarter could be materially adversely affected. In addition, product orders are affected by the buying patterns of customers and the potential budgetary impact of Year 2000 remediation efforts on the buying trends of customers. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. All of the foregoing may result in unanticipated quarterly earning shortfalls or losses. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  The Company faces direct competition from several public and privately-held companies. The market for software products, in general, is highly competitive and the Company faces competition from established and emerging companies. In the past year, a number of the Company's competitors have consolidated through acquisitions. There could be a material adverse effect on the Company's results of operations or financial position if any of the major software manufacturers, which have significantly greater resources than the Company, decided to devote substantial resources to entering the software testing market or if there is an increase in developing testing utilities internally by the Company's customers or potential customers. A variety of external and internal factors could materially adversely affect the Company's ability to compete. These include the relative functionality, price, performance and reliability of the products offered by the Company and its competitors, the timing and success of new product development or enhancement efforts of the Company and its competitors, and the effectiveness of the marketing efforts of the Company and its competitors. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially adversely affect the Company's business.

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

  Certain of the Company's sales are made in currencies other than the U.S. Dollar and its financial results are reported in U.S. Dollars. Fluctuations in the rates of exchange between the U.S. Dollar and other currencies may have a material adverse effect on the Company's results of operations and financial position. To date, the Company has not hedged against currency translation risks.

  As part of its growth strategy, the Company may from time to time acquire or invest in complementary businesses, products or technologies. While there are currently no commitments with respect to any particular acquisition, except as described above, the Company's management frequently evaluates the strategic opportunity available related to complimentary products, technologies or businesses. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.

  Since its inception, the Company has obtained royalty-bearing grants from various Israeli government agencies. While the Company expects to receive additional grants in the future, any such grants will likely decline as a percentage of gross research and development spending and there can be no assurance that the Company will receive any such grants. Termination or substantial reduction of such grants or changes in revenue classification could have a material adverse effect on the Company. The terms of certain grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the government of Israel. As a result, if the Company is unable to obtain the consent of the government of Israel, the Company may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel.

  Since 1991, the Company has experienced significant annual increases in revenue. This growth has placed and, if it continues, will place a significant strain on the Company's management, resources and operations. To accommodate its recent growth, the Company is implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems. There can be no assurance that the implementation of such systems, procedures and controls can be completed successfully, or without disruption of the Company's operations. If the Company's growth continues, the Company will be required to hire and integrate substantial numbers of new employees. The market has become increasingly competitive both in the United States and Israel and may require the Company to pay higher salaries. The Company's failure to manage growth effectively could have a material adverse effect on the Company's results of operations or financial position.

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

  The Company currently relies on a combination of trademark, copyright and trade secret laws and contractual provisions to protect its proprietary rights in its products. The Company presently has no registered copyrights. The Company holds one patent for an element contained in certain of its products, and it has filed several other U.S. and foreign patent applications on various elements of its products. There can be no assurance that any of the Company's patent applications will result in an issued patent or that, if issued, such patent would be upheld if challenged. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can also be no assurance that the measures taken by the Company to protect its propriety rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty or cross-license arrangements or result in costly litigation.

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

 Liquidity and Capital Resources

  Cash, cash equivalents and investments increased to $87.5 million at June 30, 1997 from $80.0 million at December 31, 1996. The Company generated approximately $8.7 million in cash from operations due primarily to profits from operations and increases in the accounts payable and accrued liability balances arising from the timing of payments. In addition, in the quarter ended June 30, 1997, the Company received $1.8 million from the issuance of Common Stock under employee stock option and purchase plans. The Company's short-term and long-term investments consist of investments in high-quality financial, government and corporate securities.

  In the quarter ended June 30, 1997, the Company began construction of a research and development facility on land previously purchased in Israel. As of June 30, 1997, the Company had expenditure commitments of approximately $700,000 related to this construction. The Company expects to make additional capital expenditures of approximately $10.0 million for the facility over the next eighteen months.(/1/)

  In August 1997, the Company purchased a new headquarters building in Sunnyvale, California for approximately $6.5 million. The Company expects to make additional capital expenditures of approximately $1.5 million for improvement of the facility before relocating in late 1997 or in early 1998.(/1/)

  On August 11, 1997, the Company announced its intent to purchase certain technologies which will be integrated into its next version of load-testing products. As a result of these purchases, the Company expects to take a one-time charge for in-process research and development expense and related charges of approximately $5 million in its statement of operations in the third quarter of 1997.

  Assuming there is no significant change in the Company's business, the Company believes that its current cash and investment balances and cash flow from operations, will be sufficient to fund the Company's cash needs for at least the next twelve months.(/1/)

--------
(1) Forward looking statement

                        MERCURY INTERACTIVE CORPORATION

PART II.OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    (a) The 1997 Annual Meeting of the Stockholders of Mercury Interactive Corporation was held at the Company's offices at 470 Potrero Avenue, Sunnyvale, California 94086 on April 30, 1997 at 2:00 p.m.

    (b) At the Annual Meeting, the following five persons were elected to the Company's Board of Directors, constituting all members of the Board of Directors.

                                                                     BROKER NON-
     NOMINEE                                                VOTES       VOTES
     -------                                              ---------- -----------
     Aryeh Finegold...................................... 12,194,253   200,269
     Igal Kohavi......................................... 12,195,653   198,869
     Amnon Landan........................................ 12,194,483   200,039
     Yair Shamir......................................... 12,194,753   199,769
     Giora Yaron......................................... 12,194,783   199,739

    (c) The following additional proposal was considered at the Annual Meeting and was approved according to the respective vote of the stockholders:

          Ratification and approval of the appointment of Price Waterhouse LLP as independent accountants of the Company for the year ending December 31, 1997.

          CAST FOR         AGAINST             ABSTENTIONS             BROKER NON-VOTES
          --------         -------             -----------             ----------------
         12,376,432         8,375                 9,715                        0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) 11.1 - Computation of net income per common share for the three months and the six months ended June 30, 1997.
         27   - Financial Data Schedule.

    (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 1997                     MERCURY INTERACTIVE CORPORATION
                                                    (Registrant)

                                                  /s/  Sharlene Abrams
                                          _____________________________________
                                          Sharlene Abrams
                                          Vice-President of Finance and
                                           Administration, Chief Financial
                                           Officer and Secretary
                                           (Principal Financial and Accounting
                                           Officer)

                               INDEX TO EXHIBITS

   EXHIBIT
     NO.                 DESCRIPTION
   -------               -----------
    11.1   Computation of net income per common share
    27     Financial Data Schedule