Form 10-Q
period 1997-09-30
MERCURY INTERACTIVE CORPORATION
filed 1997-11-14
CIK 867058

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO _____________ .

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The number of shares of Registrant's Common Stock outstanding as of October 31, 1997 was 16,584,637.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART 1. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS:
         Condensed Consolidated Balance Sheets--September 30, 1997
          and December 31, 1996......................................       3
         Condensed Consolidated Statements of Operations--Three and
          nine months ended September 30, 1997 and 1996..............       4
         Condensed Consolidated Statements of Cash Flows--Nine months
          ended September 30, 1997 and 1996..........................       5
         Notes to Condensed Consolidated Financial Statements........       6
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..................................       8

PART II. OTHER INFORMATION

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................      16
 SIGNATURE............................................................     17
 EXHIBITS INDEX.......................................................     18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MERCURY INTERACTIVE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.........................   $ 50,652      $ 44,337
  Short-term investments (Note 2)...................     32,375        26,686
  Trade accounts receivable (net of allowances of
   $2,131 and $1,136)...............................     20,130        18,503
  Government grant and other receivables............      2,581         3,139
  Inventories.......................................        276           560
  Prepaid expenses and other assets.................      3,536         3,307
                                                       --------      --------
    Total current assets............................    109,550        96,532
Long-term investments (Note 2)......................      3,143         8,954
Property and equipment, net.........................     18,107        10,413
Deposits and other assets...........................      1,236         1,590
                                                       --------      --------
                                                       $132,036      $117,489
                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................   $  2,373      $  1,859
  Accrued liabilities...............................     16,242         8,782
  Deferred revenue..................................      9,031         7,809
                                                       --------      --------
    Total current liabilities.......................     27,646        18,450
                                                       --------      --------
Commitments and contingencies (Note 6)
Stockholders' equity:
  Common stock, par value $.002 per share, 25,000
   shares authorized; 16,567 and 16,056 shares
   issued and outstanding...........................         33            32
  Capital in excess of par value....................    104,275       100,235
  Cumulative translation adjustment.................       (446)          (99)
  Retained earnings (accumulated deficit)...........        528        (1,129)
                                                       --------      --------
    Total stockholders' equity......................    104,390        99,039
                                                       --------      --------
                                                       $132,036      $117,489
                                                       ========      ========

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPT 30,             SEPT 30,
                                      --------------------  ------------------
                                        1997       1996       1997      1996
                                      ---------  ---------  --------  --------
Revenue:
  License............................ $  14,300  $  11,400  $ 37,883  $ 29,350
  Service............................     5,300      2,800    14,617     7,950
                                      ---------  ---------  --------  --------
    Total revenue....................    19,600     14,200    52,500    37,300
                                      ---------  ---------  --------  --------
Cost of revenue:
  License............................     1,073      1,042     2,969     2,247
  Service............................     1,520        824     4,346     2,242
                                      ---------  ---------  --------  --------
    Total cost of revenue............     2,593      1,866     7,315     4,489
                                      ---------  ---------  --------  --------
Gross profit.........................    17,007     12,334    45,185    32,811
                                      ---------  ---------  --------  --------
Operating expenses:
  Research and development...........     2,729      2,721     8,401     7,573
  Less: grants.......................       --        (160)   (1,055)   (1,408)
                                      ---------  ---------  --------  --------
    Research and development, net....     2,729      2,561     7,346     6,165
  Write-off of in-process research
   and development and related
   expenses..........................     5,500        --      5,500       --
  Marketing and selling..............     9,395      7,742    26,610    21,610
  General and administrative.........     1,786      1,093     4,779     2,954
  Settlement of litigation...........       --         --        --      2,600
                                      ---------  ---------  --------  --------
    Total operating expenses.........    19,410     11,396    44,235    33,329
                                      ---------  ---------  --------  --------
Income (loss) from operations........    (2,403)       938       950      (518)
Other income, net....................       816        856     2,371     2,477
                                      ---------  ---------  --------  --------
Income (loss) before provision for
 income taxes........................    (1,587)     1,794     3,321     1,959
Provision for income taxes...........       683        359     1,664       394
                                      ---------  ---------  --------  --------
Net income (loss).................... $  (2,270) $   1,435  $  1,657  $  1,565
                                      =========  =========  ========  ========
Net income (loss) per share.......... $   (0.14) $    0.09  $   0.10  $   0.09
                                      =========  =========  ========  ========
Weighted average common shares and
 equivalents.........................    16,433     16,614    17,138    16,583

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                                SEPT 30,
                                                           -------------------
                                                             1997       1996
                                                           ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................ $   1,657  $  1,565
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
  Depreciation and amortization...........................     2,531     2,442
  Non-cash non-recurring charges..........................       250       --
  Net changes in assets and liabilities:
    Trade accounts receivable.............................    (1,627)   (2,259)
    Government grant and other receivables................       558      (583)
    Inventories...........................................       284      (317)
    Prepaid expenses, deposits and other assets...........       125      (758)
    Accounts payable......................................       514     1,317
    Accrued liabilities (including in 1996 the payment of
     litigation-related accruals of $3,134 and acquisition
     and restructuring accruals of $3,889)................     7,460    (5,982)
    Deferred revenue......................................     1,222       173
                                                           ---------  --------
      Net cash provided by (used in) operating activities.    12,974    (4,402)
                                                           ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment proceeds, net..................................       122     6,266
Acquisition of property and equipment.....................   (10,075)   (4,137)
Capitalization of software development costs..............      (400)   (1,045)
                                                           ---------  --------
      Net cash provided by (used in) investing activities.   (10,353)    1,084
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock....................     4,041     1,498
                                                           ---------  --------
      Net cash provided by financing activities...........     4,041     1,498
                                                           ---------  --------
Effect of exchange rate changes on cash...................      (347)     (167)
                                                           ---------  --------
Net increase (decrease) in cash and cash equivalents......     6,315    (1,987)
Cash and cash equivalents at beginning of period..........    44,337    45,850
                                                           ---------  --------
Cash and cash equivalents at end of period................ $  50,652  $ 43,863
                                                           =========  ========
Cash paid during the period for income taxes:............. $      63  $    --

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, included in the 1996 Annual Report and Form 10-K. The condensed consolidated statement of operations for the nine months ended September 30, 1997 is not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 1997. Certain items have been reclassified to conform to the current period presentation.

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

3. During the quarter ended September 30, 1997, the Company acquired certain technologies which will be integrated into its future versions of load-testing products. As a result of this purchase, the Company recorded a one-time charge for write-off of in-process research and development and related charges of $5.5 million.

4. The effective tax rate for the nine months ended September 30, 1997 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel. Additionally, for the quarter ended September 30, 1997, the Company has not fully recognized the tax benefit associated with the write-off of purchased in-process research and development and related expenses because realization of the future tax benefit is uncertain.

5. Net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

6. During the quarter ended September 30, 1997, the Company did not receive any research and development grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade. The Company received grants totaling $1.1 million in the six months ended June 30, 1997, and $160,000 and $1.4 million in the quarter and the nine months ended September 30, 1996, respectively. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and, for certain grants, up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $307,000 and $1,241,000 for the quarter and the nine months ended September 30, 1997, respectively, and $27,000 and $784,000 for the quarter and the nine months ended September 30, 1996, respectively. As of September 30, 1997, the Company is committed to pay, if and when earned, approximately $3.2 million in royalties.

  The Company did not receive any grants for research and development projects from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F") during the quarter and the nine months ended September 30, 1997. As of September 30, 1997, the Company is committed to pay, if and when earned, approximately $1.3 million in royalties.

7. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share." The statement simplifies the standards for computing earnings per share (EPS) previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS.

                        MERCURY INTERACTIVE CORPORATION

   It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. SFAS 128 becomes effective for all periods, including interim periods, ending on or after December 15, 1997. SFAS 128 would have had an immaterial impact on the Company's EPS computation for the quarter and the nine months ended September 30, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward looking statements and other forward looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Public Securities Litigation Reform Act of 1995. Please read the section below titled "Factors that may affect future results" to review conditions which the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. Forward looking statements include, but are not limited to, those items identified with a footnote (1) symbol. The Company undertakes no obligation to update the information contained herein.

RESULTS OF OPERATIONS

 Revenue

  License revenue increased 25% to $14.3 million during the third quarter of 1997 from $11.4 million in the third quarter of 1996. License revenue increased 29% to $37.9 million during the nine months ended September 30, 1997 from $29.4 million during the nine months ended September 30, 1996. The growth in license revenue was primarily attributable to growth in license fees from the LoadRunner, WinRunner and Test Director products. License revenue in the third quarter of 1997 also benefited from the Company's continuing expansion into alternate distribution channels, such as referral partners, system integrators and value added resellers. Revenue generated through alternate channels represented 44% and 42% of the license fees during the quarter and the nine months ended September 30, 1997, respectively. Revenue generated through alternate channels represented 42% and 41% of the license fees during the quarter and the nine months ended September 30, 1996, respectively.

  Service revenue increased to $5.3 million or 27% of total revenue in the third quarter of 1997 from $2.8 million or 20% of total revenue in the third quarter of 1996 and increased to $14.6 million, or 28% of total revenue in the nine months ended September 30, 1997, from $8.0 million or 21% of total revenue in the nine months ended September 30, 1996. This increase in service revenue in 1997 compared to 1996 was primarily due to the growth of the Company's installed customer base, the renewal of maintenance contracts and an increase in training and consulting revenue. The Company expects that service revenue will continue to increase in absolute dollars as long as the Company's customer base continues to grow.(/1/)

  International revenue in the quarter and the nine months ended September 30, 1997 represented 36% and 38%, respectively, of total revenue. International revenue was approximately 34% and 37% in the quarter and the nine months ended September 30, 1996, respectively. The increase in international revenue resulted primarily from increased sales in Europe.

 Cost of revenue

  License cost of revenue, as a percentage of license revenue, was 8% in both the third quarter and the nine months ended September 30, 1997, respectively, compared to 9% and 6% in the quarter and the nine months ended September 30, 1996, respectively. License cost of revenue consisted primarily of employee-related costs.

  Service cost of revenue, as a percentage of service revenue, was 29% and 30% in the quarter and the nine months ended September 30, 1997, respectively, compared to 29% and 28% in the quarter and the nine months ended September 30, 1996, respectively. The increased service cost of revenue for the nine months ended September 30, 1997 reflected increases in technical support headcount to support the growth in the customer base and increased outsourcing of training and consulting activities. Service cost of revenue consisted primarily of costs of customer technical support, education and consulting.

--------
(1) Forward looking statement

 Research and development

  Research and development expenditures, before reductions for grants, amounted to $2.7 million or 14% of total revenue in the quarter ended September 30, 1997 compared to $2.7 million or 19% of total revenue in the quarter ended September 30, 1996. Research and development expenditures increased to $8.4 million or 16% of total revenue for the nine months ended September 30, 1997 from $7.6 million or 20% for the nine months ended September 30, 1996. Expenditures for the quarter ended September 30, 1997 increased due to higher personnel-related costs in the Company's research and development facility in Israel, but were fully offset by a benefit in the foreign currency exchange rate between the U.S. dollar and the Israeli Shekel.

  During the quarter ended September 30, 1997, the Company acquired certain technologies which will be integrated into its future versions of load-testing products. As a result of this purchase, the Company recorded a one-time charge for write-off of in-process research and development and related charges of $5.5 million. This charge is reflected as a separate component of the Company's Statements of Operations for the quarter and the nine months ended September 30, 1997.

  The Company capitalized $100,000 and $400,000 of software development costs during the quarter and the nine months ended September 30, 1997, respectively and $495,000 and $1.0 million in the quarter and the nine months ended September 30, 1996, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization of these capitalized costs amounted to $150,000 and $450,000 for the quarter and the nine months ended September 30, 1997 and $120,000 and $180,000 for the quarter and the nine months ended September 30, 1996. An additional $250,000 of capitalized costs were written off during the quarter ended September 30, 1997 due to the acquisition of technologies and were included in the $5.5 million write-off of research and development and related charges. At September 30, 1997 the Company had a net balance in capitalized software development costs of approximately $1.2 million.

  During the quarter ended September 30, 1997, the Company did not receive any research and development grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade. The Company received grants totaling $1.1 million in the six months ended June 30, 1997, and $160,000 and $1.4 million in the quarter and the nine months ended September 30, 1996, respectively. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and, for certain grants, up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $307,000 and $1,241,000 for the quarter and the nine months ended September 30, 1997, respectively, and $27,000 and $784,000 for the quarter and the nine months ended September 30, 1996, respectively. As of September 30, 1997, the Company is committed to pay, if and when earned, approximately $3.2 million in royalties.

  The Company did not receive any grants for research and development projects from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F") during the quarter and the nine months ended September 30, 1997. As of September 30, 1997, the Company is committed to pay, if and when earned, approximately $1.3 million in royalties.

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

--------
(1) Forward looking statement

 Marketing and selling

  Marketing and selling expenses were $9.4 million, or 48% of total revenue, and $26.6 million, or 51% of total revenue, in the quarter and the nine months ended September 30, 1997, respectively, compared to $7.7 million, or 55% of total revenue, and $21.6 million, or 58% of total revenue, in the quarter and the nine months ended September 30, 1996, respectively. The increase in marketing and selling expense reflects additions to the sales force and related sales infrastructure costs. The Company expects marketing and selling expenses to increase in absolute dollars as total revenue increases, but such expenses may vary as a percentage of revenue.(1)

 General and administration

  General and administrative expenses increased to $1.8 million, or 9% of total revenue, and $4.8 million, or 9% of total revenue, in the quarter and the nine months ended September 30, 1997, respectively, from $1.1 million, or 8% of total revenue, and $3.0 million, or 8% of total revenue, in the quarter and the nine months ended September 30, 1996, respectively. The increase reflected infrastructure investments to support the growth of the Company, including increases in personnel-related costs and increased costs related to worldwide information systems, telecommunications and insurance.

 Other income, net

  Other income, net consisted primarily of interest income. In the quarters and the nine months ended September 30, 1997 and September 30, 1996, the Company earned interest income on its investments in money market accounts and marketable securities, which consist of investments in high-quality financial, government and corporate institutions. The decrease in other income, net to $816,000 and $2.4 million in the quarter and the nine months ended September 30, 1997, respectively, from $856,000 and $2.5 million in the quarter and the nine months ended September 30, 1996, respectively, resulted primarily from a lower average investment balance during the third quarter of 1997 due to the purchase, for cash, of a new headquarters building in Sunnyvale, California.

 Provision for income taxes

  The Company has accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company recorded tax expense of $683,000 and $1.7 million in the quarter and the nine months ended September 30, 1997, respectively, compared to $359,000 and $394,000 in the quarter and the nine months ended September 30, 1996, respectively.

  The Company participates in special programs sponsored by the government of Israel relating to taxation. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. For the quarter ended September 30, 1997, the Company has not fully recognized the tax benefit associated with the write-off of purchased in-process research and development and related expenses because realization of the future tax benefit is uncertain.

 Net income (loss)

  The Company reported a net loss of $2.3 million and net income of $1.7 million in the quarter and the nine months ended September 30, 1997, respectively, compared to net income of $1.4 million and $1.6 million in the quarter and the nine months ended September 30, 1996, respectively. The results of operations for the quarter ended September 30, 1997 included the write-off of in-process research and development and related expenses of $5.5 million associated with the purchase of technologies.

  The Company's operating expenses are based, in part, on its expectations of future revenues, and expenses are generally incurred in advance of revenues. The Company plans to continue to expand and increase its operating expenses to support anticipated revenue growth.(1) If revenue does not materialize in a quarter as

--------
(1) Forward looking statement
expected, the Company's results from operations for that quarter are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with its revenue.

 Inflation

  Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact during the year.(1)

 Factors that may affect future results

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

  The Company's current products and products under development are limited in number and concentrated exclusively in the software testing market. The life cycles of the Company's products are difficult to estimate due, in large measure, to the recent emergence of the Company's market as well as the unknown future effect of

--------
(1) Forward looking statement
product enhancements and competition. Price reductions or declines in demand for the Company's software testing products, whether as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's results of operations or financial position.

  The Company may from time to time experience significant fluctuation in quarterly operating results due to a variety of factors. Such fluctuations in quarterly operating results may occur in the future due to many factors, some of which are outside of the Company's control. Products are generally shipped as orders are received, and, consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. In particular, the Company has historically received a substantial portion of its orders at the end of a quarter. If an unanticipated order shortfall occurs at the end of a quarter, the Company's operating results for the quarter could be materially adversely affected. In addition, product orders are affected by the buying patterns of customers and the potential budgetary impact of Year 2000 remediation efforts on the buying trends of customers. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. All of the foregoing may result in unanticipated quarterly earning shortfalls or losses. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  The market for software products, in general, is highly competitive. The Company continues to face direct competition from established and emerging companies, both publicly and privately-held. In the past year, a number of the Company's competitors have been consolidated through acquisitions and may have significantly greater resources than the Company. There could be a material adverse effect on the Company's results of operations or financial position if any of the major software manufacturers, which have significantly greater resources than the Company, decided to devote substantial resources to entering the software testing market or if there is an increase in developing testing utilities internally by the Company's customers or potential customers. A variety of external and internal factors could materially adversely affect the Company's ability to compete. These include the relative functionality, price, performance and reliability of the products offered by the Company and its competitors, the timing and success of new product development or enhancement efforts of the Company and its competitors, and the effectiveness of the marketing efforts of the Company and its competitors. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially adversely affect the Company's business.

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

  As part of its growth strategy, the Company may, from time to time, acquire or invest in complementary businesses, products or technologies. While there are currently no commitments with respect to any particular acquisition or investment, except as described below in "Liquidity and capital resources", the Company's management frequently evaluates the strategic opportunity available related to complimentary businesses, products or technologies. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition or investment will be realized. Future acquisitions or investments by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.

  During the quarter ended September 30, 1997, the Company acquired certain technologies which will be integrated into its next version of load-testing products. As a result of this purchase, the Company's results of operations for the quarter ended September 30, 1997 included a write-off of in-process research and development expense and related charges of $5.5 million. There can be no assurance that the Company will be successful in its efforts to integrate the acquired technologies or will not incur additional charges in subsequent quarters to reflect costs associated with the acquisition. Although the Company believes the acquisition of technology described above is in the best interest of the Company and its stockholders, there are significant risks involved with this transaction, including, but not limited to, difficulties or delays in achieving product and technology integration benefits and difficulties in maintaining revenue levels during the transition to new products.

  Since its inception, the Company has obtained royalty-bearing grants from various Israeli government agencies. While the Company received no such grants during the quarter ended September 30, 1997, it expects to receive additional grants in the future.(1) Any such grants will likely decline as a percentage of gross research and development spending and there can be no assurance that the Company will receive any such grants. Termination or substantial reduction of such grants or changes in revenue classification could have a material adverse effect on the Company. The terms of certain grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the government of Israel. As a result, if the Company is unable to obtain the consent of the government of Israel, the Company may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel.

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

  The Company currently relies on a combination of trademark, copyright and trade secret laws and contractual provisions to protect its proprietary rights in its products. The Company presently has no registered copyrights. The Company holds one patent for an element contained in certain of its products, and it has filed several other U.S. and foreign patent applications on various elements of its products. There can be no assurance that any of the Company's patent applications will result in an issued patent or that, if issued, such patent would be upheld if challenged. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can also

--------
(1) Forward looking statement
be no assurance that the measures taken by the Company to protect its propriety rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty or cross-license arrangements or result in costly litigation.

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

 Liquidity and capital resources

  Cash, cash equivalents and investments increased to $86.2 million at September 30, 1997 from $80.0 million at December 31, 1996. The Company generated approximately $13.0 million in cash from operations. For the nine months ended September 30, 1997 the Company paid $10.0 million for the purchase of property and equipment, including payment of $6.5 million for the new headquarters building during the quarter ended September 30, 1997. In addition, during the nine months ended September 30, 1997, the Company received $4.0 million from the issuance of Common Stock under employee stock option and purchase plans. The Company's short-term and long-term investments consist of investments in high-quality financial, government and corporate securities.

  During the quarter ended June 30, 1997, the Company began construction of a research and development facility on land previously purchased in Israel. As of September 30, 1997, the Company had expenditure commitments of approximately $900,000 related to this construction. The Company expects to make additional capital expenditures of approximately $10.0 million for the facility over the next eighteen months.(1)

  In August 1997, the Company purchased a new headquarters building in Sunnyvale, California for approximately $6.5 million. The Company expects to make additional capital expenditures of approximately $2.5 million for improvement of the facility before relocating in early 1998.(1)

--------
(1) Forward looking statement

  During the quarter ended September 30, 1997, the Company purchased technologies which will be integrated into its future versions of load-testing products. As a result of this purchase, the Company recorded a one-time charge for write-off of in-process research and development and related charges of $5.5 million. The acquisition cost was accrued in the quarter ended September 30, 1997 and will be paid in the last quarter of 1997.

  Assuming there is no significant change in the Company's business, the Company believes that its current cash and investment balances and cash flows from operations, will be sufficient to fund the Company's cash needs for at least the next twelve months.(1)




--------
(1) Forward looking statement

                        MERCURY INTERACTIVE CORPORATION

PART II. OTHER INFORMATION

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

    (a)   10.1--Purchase Agreement between Mercury Interactive Corporation and
                Dixon Software Technology dated September 30, 1997.

          10.2--Purchase and Sale Agreement and Joint Escrow Instructions by and between Mercury Interactive Corporation and M.C. Securities, LLC dated July 1, 1997.

          11.1--Computation of net income (loss) per common share for the three and nine months ended September 30, 1997 and 1996.

          27.1--Financial Data Schedule.

    (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1997                   MERCURY INTERACTIVE CORPORATION
                                                    (Registrant)

                                                   /s/ Sharlene Abrams
                                          -------------------------------------
                                          Sharlene Abrams
                                          Vice-President of Finance and
                                           Administration, Chief Financial
                                           Officer and Secretary
                                           (Principal Financial and Accounting
                                           Officer)

                                 EXHIBITS INDEX

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  10.1   Purchase Agreement between Mercury Interactive Corporation and Dixon
         Software Technology dated September 30, 1997
  10.2   Purchase and Sale Agreement and Joint Escrow Instructions by and
         between Mercury Interactive Corporation and M.C. Securities, LLC dated
         July 1, 1997
  11.1   Computation of net income (loss) per common share for the three and nine months ended September 30, 1997 and 1996.
  27.1   Financial Data Schedule