Form 10-K
period 1997-12-31
MERCURY INTERACTIVE CORPORATION
filed 1998-03-31
CIK 867058

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                               ----------------

                        COMMISSION FILE NUMBER 0-22350

                        MERCURY INTERACTIVE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       77-0337705
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                   1325 BORREGAS AVENUE, SUNNYVALE, CA 94089
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (408) 822-5200
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.002 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $628,580,936 as of February 28, 1998, based upon the closing sale price reported for that date on the Nasdaq National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

  The number of shares of Registrant's Common Stock outstanding as of February 28, 1998 was 17,149,887.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be held May 20, 1998 are incorporated by reference in Part III of this Form 10-K Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

 Item 1.  Business.......................................................     3
          General........................................................     3
          Products.......................................................     4
          Research and Development.......................................     6
          Marketing, Sales and Support...................................     6
          Competition....................................................     8
          Manufacturing..................................................     8
          Patents, Trademarks and Licenses...............................     8
          Personnel......................................................     9
          Operations in Israel...........................................    10
 Item 2.  Properties.....................................................    10
 Item 3.  Legal Proceedings..............................................    10
 Item 4.  Submission of Matters to a Vote of Security Holders............    10

                                    PART II

          Market for the Registrant's Common Equity and Related              11
 Item 5.  Stockholder Matters............................................
 Item 6.  Selected Consolidated Financial Data...........................    12
          Management's Discussion and Analysis of Financial Condition and    12
 Item 7.  Results of Operations..........................................
 Item 8.  Financial Statements and Supplementary Data....................    20
          Changes in and Disagreements with Accountants on Accounting and    20
 Item 9.  Financial Disclosure...........................................

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    21
 Item 11. Executive Compensation.........................................    21
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    21
 Item 13. Certain Relationships and Related Transactions.................    21

                                    PART IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-     22
 Item 14. K..............................................................

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Mercury Interactive Corporation and its subsidiaries (hereafter, collectively, "Mercury Interactive" or the "Company") develop, market and support a family of automated client/server and Web-based system (Internet and intranet) tools for testing business-critical enterprise applications. Since 1989, the Company's testing solutions have helped corporate development organizations, systems integrators and independent software developers identify client/server system problems with greater accuracy, speed and efficiency than traditional methods allow.

  The power, speed and flexibility of distributed computing architectures with PCs running Microsoft Windows, UNIX workstations, network servers, database servers and Web-based systems have prompted many companies to adopt them on an enterprise-wide basis to support business-critical applications. Client/server solutions are designed to be scalable to accommodate rapid growth, in order to allow customers to boost productivity by enhancing information availability and to provide the customer a competitive advantage. However, the very nature of client/server computing creates challenges for businesses that deploy mission-critical applications. As enterprise systems are installed to accommodate traditional business needs, even the simplest application or system changes can adversely impact the delivery and performance of the solution. Thorough testing of critical applications in enterprise-wide, multi-user environments is required so that the solution is reliable and responsive to user needs.

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

  Today, that common thread makes its way through some of the world's largest business organizations. Allstate Insurance, Citibank, DHL Airways, Gap, Inc., Michelin, Nabisco, and Quebec Hydro among others, all rely on the Company's solutions for testing their client/server applications and systems.

PRODUCTS

  The Company's current testing products are presented in the table below, and described immediately following.

                                                                           TYPICAL LIST
  PRODUCT NAME       PRODUCT DESCRIPTION             STATUS                PRICE RANGE*
  ------------     ------------------------ ------------------------ ------------------------
XRunner            Automated application    Release 1.0-1991         $60,000 for five users
                   testing for UNIX, X-     Release 4.0-July 1996
                   Windows
WinRunner          Automated application    Release 1.0-June 1993    $2,850-$5,000 per user
                   testing for Windows,     Release 4.0-March 1996
                   Windows NT, Windows 95
LoadRunner         Automated multi-user     Release 1.0-November     $40,000-$50,000 for
                   testing for UNIX, RTE,   1993                     package simulating 50
                   Windows, Windows NT and  Release 4.5-May 1997     users
                   Windows 95
TestDirector       Automated test           Release 1.0-November     $8,995 for server plus 5
                   management               1994                     users, additional users
                   system for QA workgroups Release 4.0-June 1997    for $495 each
SQLInspector       Middleware testing and   Release 2.0-May 1995     $495-$895 per user
                   analysis for Windows     Integrated into
                                            LoadRunner
                                            4.5-May 1997
WebTest            World Wide Web           Product family released  $195-$995 per copy
                   application              March 1996
                   testing
Astra SiteManager  Visual Web site          Release 1.0-October 1996 $495 per copy
                   management tool
Astra SiteTest     Web site stress testing  Release 1.0-December     $9,500 per copy
                                            1996
                                            Release 2.0-December
                                            1997

--------
 * Prices vary within the ranges shown according to system configuration and country where purchased.

 XRunner

  The Company's Xrunner(R) is an automated GUI regression tool which tests X-Windows applications running under UNIX. XRunner makes test development easier by incorporating simplified test script management, point-and-click selection and interactive debugging. These features boost new testers' productivity while providing a complete testing solution for evolving business needs. XRunner features the RapidTest Script Wizard which automatically learns an application and generates tests for unattended regresssion testing. XRunner was originally released in 1991.

 WinRunner

  The Company's WinRunner(R) tests enterprise applications on Windows 3.1, Windows 95, and Windows NT platforms. WinRunner simplifies test automation by providing powerful, productive and cost effective test solutions. WinRunner utilizes Mercury Interactive's point-and-click Visual Testing to help users quickly create test and verification scenarios. WinRunner provides support for leading development environments such as SAP, PeopleSoft, Baan, Oracle Developer/2000, Microsoft Visual Basic and PowerBuilder. WinRunner 2000 is specifically designed to test applications for compliance with Year 2000 requirements. WinRunner was made generally available in 1993.

 LoadRunner

  The Company's LoadRunner(R) is an integrated client/server and Web load testing tool. It provides a scalable load testing solution for managing the risk of enterprise systems. LoadRunner uses a minimum of hardware resources to provide consistent, repeatable and measurable load to exercise the system just like real users would. LoadRunner automates both client and server load testing from a single point of control while helping developers get an accurate view of system behavior and performance throughout the application develpoment lifecycle. LoadRunner is available for Windows, Window 95, Windows NT, UNIX and Remote Terminal Emulation (RTE). LoadRunner was made generally available in 1993.

 TestDirector

  The Company's TestDirector(R) is a workgroup test management software which directs the quality assurance process for software development. TestDirector helps developers and testers to be more productive by walking them through a full regression test cycle from planning and design, automated test creation, manual and automatic test execution, defect tracking and application quality analysis. TestDirector was first released in November 1994.

 SQLInspector

  The Company's SQLInspector(TM) is a powerful, simple tool for viewing application function calls to databases. SQLInspector includes performance data so that developers can analyze their application's database access, and better understand how to tune the application. SQLInspector 2.0 was integrated into Mercury Interactive's product family when the Company acquired Blue Lagoon Software in 1995. SQLInspector's technology was integrated into LoadRunner in 1997. SQLInspector will not be sold separately in the future.

 WebTest

  The Company's WebTest(R) is the first technology designed specifically for testing World Wide Web applications. The new technology helps information systems organizations improve the quality and reliability of Web-based systems by allowing developers to measure response time to a browser request, to determine the maximum number of hits the server can support, and to validate the systems' ability to function correctly under varying conditions. WebTest extends Mercury Interactive's GUI testing tools, WinRunner and XRunner, allowing them to interact with Web pages, browsers, HTML links and images. WebTest, together with LoadRunner, tests Web site performance and capacity by emulating Web user HTTP or secure sockets layer (SSL) encrypted traffic between the browser and server. WebTest was released in March 1996.

 Astra SiteManager

  The Company's Astra SiteManager(TM) is a comprehensive visual Web site management tool that is designed to meet the challenges faced by Webmasters and business managers of rapidly growing Web sites with changing contents and shape. Astra SiteManager scans an entire Web site highlighting functional areas with color-coded links and URLs--to create a complete visual map of a Web site. It pinpoints broken links or access problems, compares maps as a site changes, identifies key usage patterns for improving Web site effectiveness and validates dynamically generated pages. Astra SiteManager was released in October 1996.

 Astra SiteTest

  The Company's Astra SiteTest(TM) is a stress testing tool for Web-based systems-Internet and intranet-that provides consistent, repeatable and measurable load to exercise the systems as real users would. Astra SiteTest helps Webmasters get an accurate view of system behavior and performance throughout the application development lifecycle. Astra SiteTest was first relased in December 1996.

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

  As of December 31, 1997 the Company's research and development group consisted of 147 employees. During 1997, 1996 and 1995 net research and development costs were $10.9 million, $9.4 million and $6.5 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKETING, SALES AND SUPPORT

 Direct Sales

  The Company markets its products primarily through its direct sales and service organization, which focuses on major accounts. The Company employs technically proficient salespeople and highly skilled field application engineers capable of serving the sophisticated needs of prospective customers' engineering and management staffs. As of December 31, 1997, the Company's direct sales and service force consisted of 152 employees.

  The Company has 13 sales and support centers throughout the United States. Internationally, the Company's subsidiaries operate eight sales and support offices located in Canada, the United Kingdom, France, Germany, Japan, Australia, Singapore and Israel. The Company also markets its products through distributors in Europe and Pacific Rim countries.

  International sales represented 36%, 33% and 24% of the Company's total revenues in 1997, 1996 and 1995, respectively. The Company expects that in future periods, international sales will continue to account for a significant portion of the Company's total revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Alternate Channels

  The Company has established an indirect sales channel of value added resellers and major system integrators, including Andersen Consulting, Deloitte & Touche, EDS, Ernst & Young, Keane and KPMG. The indirect sales channel accounted for 47%, 43% and 23% of total license revenue in the years ended December 31, 1997, 1996 and 1995, respectively. The Company believes that the indirect sales channel will continue to account for a significant portion of the Company's total revenue in future periods. There is no assurance that the Company will be successful in further developing such channels, that such relationships will result in significant additional sales or that any sales through such channels will have the same profitability, if any, of sales obtained through the Company's direct sales force. In addition, the Company expects its direct and indirect sales channels to compete with each other. Successful indirect sales efforts depend on the abilities, resources, reputations, motivations, and strategies of third parties, and the Company has little control over such factors. If the Company's efforts at further developing these indirect sales channels are unsuccessful, if such channels are unproductive or if the Company were to lose one or more of its value added resellers or major system integrators there could be a material adverse effect on the Company's results of operations or financial position.

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

  Pre-sales support is provided by sales personnel and post-sales support is provided by the Company's Customer Support Organization ("CSO") pursuant to renewable annual maintenance contracts. As of December 31, 1997, the Company's CSO consisted of 61 employees. The maintenance contracts provide for technical and emergency support as well as software upgrades, on an if and when available basis. When the Company's local sales and support offices are unable to solve a problem, the Company's engineers and product developers in Israel work with the support personnel. By taking advantage of time differences, the Company can provide support around the clock, ensuring prompt resolution of problems.

 Pricing

  The Company licenses its software to customers under non-exclusive license agreements that restrict use of the products to internal purposes at a specified site. The Company typically licenses software products to either allow up to a set number of users to access the software on a network at any one time, using any workstation attached to that network, or to allow use of the software on designated computers or workstations.

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

 Backlog

  The time between order and delivery of the Company's products is generally quite short. The number of orders, as well as the size of individual orders, can vary substantially from month to month. Because of the short period between order receipt and shipment of products, the Company typically does not have a significant backlog of unfilled orders and believes that backlog is neither significant to an understanding of its business nor representative of potential revenue for any future period.

COMPETITION

  While the Company believes it is the leading provider of automated client/server, E-business and Enterprise Resource Planning ("ERP", such as the packaged applications offered by SAP and Baan) testing tools, several other companies compete in the automated client/server testing market and several potential customers have decided to develop testing utilities internally. The market for automated client/server, E-business and ERP testing tools is relatively young and competing solutions for the problem of software testing productivity are evolving rapidly.

  The market for software products, in general, is highly competitive. The Company continues to face direct competition from established and emerging companies, both publicly and privately-held. In the past year, a number of the Company's competitors have been consolidated through acquisitions and may have significantly greater resources than the Company. There could be a material adverse effect on the Company's results of operations or financial position if any of the major software manufacturers, which have significantly greater resources than the Company decide to devote substantial resources to entering the software testing market or if there is an increase in developing testing utilities internally by the Company's customers or potential customers. A variety of external and internal factors could adversely affect the Company's ability to compete. These include the relative functionality, price/performance and reliability of the products offered by the Company and its competitors, the timing and success of new product development or enhancement efforts of the Company and its competitors and the effectiveness of the marketing efforts of the Company and its competitors. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not adversely affect the Company's business.

MANUFACTURING

  The Company's products are principally composed of user manuals and storage media, such as diskettes tapes, and/or CD-ROM, which are produced by the Company in its facility in Israel. Often, the Company's products require multiple user manuals and magnetic media. The Company believes that there is an adequate supply of and source for the raw materials for its products and that there are multiple sources available for storage media duplication and manual printing. The Company performs final quality control tests on its products. Although the Company believes that its quality control activities effectively accomplish the Company's product quality goals, there can be no assurance that the Company's quality control efforts will always be completely successful. Undetected material programming errors, product tampering, and exposure to a computer virus in the product development, duplication, assembly or distribution process, whether performed by the Company, its contractors, distributors, or resellers, could have a material adverse effect on shipments of new and existing products. Assembly and packaging of final products are performed both by the Company and by domestic and overseas subcontractors of the Company.

PATENTS, TRADEMARKS AND LICENSES

  The Company currently relies upon a combination of trademark, copyright, and trade secret laws and contractual provisions to establish and protect proprietary rights in its products. The source code for the Company's products is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

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

  The Company presently has no registered copyrights. The Company holds three patents for elements contained in certain of its products, and it has filed several other U.S. and foreign patent applications on various elements of its products. There can be no assurance that any of the Company's patent applications will result in an issued patent or that, if issued, such patent would be upheld if challenged. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

  Although the Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties, and although the Company has received no communications from third parties alleging the infringement of the proprietary rights of such parties, there can be no assurance that intellectual property infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty or cross-license arrangements or result in costly litigation.

PERSONNEL

  As of December 31, 1997, the Company had a total of 437 employees, of which 185 were based in the United States and 252 were based internationally. Of the total, 240 were engaged in marketing, sales and related customer support services, 147 were in research and development, and 50 were in general and administrative functions. The Company's success depends in significant part upon the performance of its senior management and certain key employees and its continuing ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by a labor union. The Company has never experienced any work stoppages.

  The executive officers of the Company as of March 1, 1998, are as follows:

             NAME              AGE                   POSITION
             ----              ---                   --------
 Aryeh Finegold..............   51 Chairman of the Board of Directors
 Amnon Landan................   39 President, Chief Executive Officer and
                                   Director
 Sharlene Abrams.............   40 Vice President of Finance and
                                   Administration, Chief Financial Officer and
                                   Secretary
 Kenneth R. Klein............   38 Vice President of North American Sales
 Moshe Egert.................   33 Vice President of European Operations

  Mr. Aryeh Finegold, a founder of the Company, has served as Chairman of the Board of Directors since the Company's incorporation in July 1989, served as Chief Executive Officer from July 1989 until January 1997 and served as President from July 1989 until October 1995. Previously, Mr. Finegold was President, Chief Executive Officer and Chairman of the Board of Directors of Ready Systems, Inc. He also co-founded Daisy Systems, Inc., serving as its President and Chief Executive Officer. Previously, Mr. Finegold was a product line architect in the micro-processor division at Intel Corporation.

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

  Mr. Kenneth R. Klein has served as Vice President of North American Sales of the Company since April 1995. From May 1992 to March 1995, he served as the Company's Western Area Sales Manager. From March 1990 to May 1992, Mr. Klein served as Regional Sales Manager for Interactive Development Environments, a CASE tool company.

  Mr. Moshe Egert has served as Vice President of European Operations since July 1996. From February 1994 to June 1996, he served as Director of European Marketing. From October 1990 through January 1994, he served in several management and technical positions with the Company.

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

ITEM 2. PROPERTIES

  The Company is headquartered in Sunnyvale, California. In August of 1997, the Company purchased a 55,000 square foot building, into which it relocated during the first quarter of 1998.

  The Company's research and development activities are conducted by the Company's subsidiary in Israel, where that subsidiary leases approximately 23,800 square feet under a lease that expires in December 2000. In addition, in 1995, the Company purchased land in Israel where construction of a new research and development facility is currently underway.

  The Company's field sales and support operations occupy leased facilities in 13 locations in the United States, one location in Canada, three locations in Europe, and four locations in the Pacific Rim. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

  There are presently pending no legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or to which any of its properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of 1997 to a vote of the holders of Mercury Interactive Corporation's Common Stock through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET FOR COMMON STOCK

  Mercury Interactive Corporation Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol MERQ. The following table lists the high and low sales price since January 1, 1996:

                                                                   HIGH   LOW
                                                                  ------ ------
   1997:
   First quarter ended March 31.................................. $14.75 $ 9.75
   Second quarter ended June 30.................................. $17.75 $10.31
   Third quarter ended September 30.............................. $23.88 $14.25
   Fourth quarter ended December 31.............................. $26.75 $19.50
   1996:
   First quarter ended March 31.................................. $24.00 $14.00
   Second quarter ended June 30.................................. $23.75 $11.25
   Third quarter ended September 30.............................. $16.00 $11.25
   Fourth quarter ended December 31.............................. $19.25 $ 9.75

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

HOLDERS OF RECORD

  On February 28, 1998, there were approximately 5,500 holders of record of Mercury Interactive Corporation Common Stock.

DIVIDENDS

  The Company paid no dividends during fiscal 1997. The Company intends to retain earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                             YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                      1997     1996     1995     1994    1993
                                    -------- -------- --------  ------- -------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statements of Operations Data:
Revenue:
  License.......................... $ 56,683 $ 43,270 $ 32,765  $20,270 $11,830
  Service..........................   20,017   11,280    6,685    3,180   1,170
                                    -------- -------- --------  ------- -------
    Total revenue..................   76,700   54,550   39,450   23,450  13,000
                                    -------- -------- --------  ------- -------
Cost of revenue:
  License..........................    4,351    3,419    2,626    1,594   1,637
  Service..........................    6,225    3,240    1,887      872     364
                                    -------- -------- --------  ------- -------
    Total cost of revenue..........   10,576    6,659    4,513    2,466   2,001
                                    -------- -------- --------  ------- -------
Gross profit.......................   66,124   47,891   34,937   20,984  10,999
                                    -------- -------- --------  ------- -------
Operating expenses:
  Research and development, net....   10,933    9,396    6,523    4,285   2,013
  Write off of in-process research
   and development and related
   expenses........................    5,500      --     7,700      --      --
  Marketing and selling............   36,804   29,360   21,361    9,576   6,781
  General and administrative.......    6,362    4,113    3,911    2,531     996
  Settlement of litigation.........      --     2,600    2,000      --      --
                                    -------- -------- --------  ------- -------
    Total operating expenses.......   59,599   45,469   41,495   16,392   9,790
                                    -------- -------- --------  ------- -------
Income (loss) from operations......    6,525    2,422   (6,558)   4,592   1,209
Other income, net..................    3,109    3,361    2,277    1,348     209
                                    -------- -------- --------  ------- -------
Income (loss) before provision for
 income taxes......................    9,634    5,783   (4,281)   5,940   1,418
Provision for income taxes.........    2,927    1,157      970      891      56
                                    -------- -------- --------  ------- -------
Net income (loss).................. $  6,707 $  4,626 $ (5,251) $ 5,049 $ 1,362
Net income (loss) per share
 (basic)........................... $   0.41 $   0.29 $  (0.38) $  0.40 $  0.37
Net income (loss) per share
 (diluted)......................... $   0.39 $   0.28 $  (0.38) $  0.38 $  0.13
Weighted average common shares
 (basic)...........................   16,373   15,908   13,947   12,610   3,645
Weighted average common shares
 (diluted).........................   17,104   16,563   13,947   13,337  10,130
                                                   DECEMBER 31,
                                    -------------------------------------------
                                      1997     1996     1995     1994    1993
                                    -------- -------- --------  ------- -------
Balance Sheet Data:
  Working capital.................. $ 88,739 $ 78,082 $ 75,475  $33,722 $31,069
  Total assets.....................  143,410  117,489  112,820   49,594  41,733
  Stockholders' equity.............  112,987   99,039   92,616   39,167  33,003

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward looking statements and other forward looking statements made elsewhere in the document are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Please read the section below titled "Factors that may affect future results" to review conditions which the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. Forward looking statements include, but are not limited to, those items identified with a footnote symbol. The Company undertakes no obligation to update the information contained herein.

  The following table sets forth, as a percentage of revenue, certain consolidated statement of operations data for the periods indicated (after giving effect to rounding). These operating results are not necessarily indicative of the results for any future period.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                ----------------
                                                                1997  1996  1995
                                                                ----  ----  ----
Revenue:
  License......................................................  74%   79%   83%
  Service......................................................  26    21    17
                                                                ---   ---   ---
    Total Revenue.............................................. 100   100   100
                                                                ---   ---   ---
Cost of revenue:
  License......................................................   6     6     7
  Service......................................................   8     6     4
                                                                ---   ---   ---
    Total cost of revenue......................................  14    12    11
                                                                ---   ---   ---
Gross margin...................................................  86    88    89
                                                                ---   ---   ---
Operating expenses:
  Research and development, net................................  14    17    17
  Write off of in-process research and development and related
   expenses....................................................   7   --     19
  Marketing and selling........................................  48    54    54
  General and administrative...................................   8     7    10
  Settlement of litigation..................................... --      5     5
                                                                ---   ---   ---
    Total operating expenses...................................  77    83   105
                                                                ---   ---   ---
Income (loss) from operations..................................   9     5   (16)
Other income, net..............................................   4     6     5
                                                                ---   ---   ---
Income (loss) before provision for income taxes................  13    11   (11)
                                                                ---   ---   ---
Provision for income taxes.....................................   4     2     2
                                                                ---   ---   ---
Net income (loss)..............................................   9%    9%  (13)%
                                                                ---   ---   ---

 Revenue

  License revenue increased to $56.7 million in 1997 from $43.3 million in 1996 and $32.8 million in 1995. The Company's growth in license revenue is attributable primarily to growth in license fees from the WinRunner and LoadRunner products, as well as sales of TestDirector. License revenue also benefited from the Company's ongoing expansion into alternate distribution channels, such as referral partners, systems integrators and value added resellers. Revenue generated through alternate channels represented approximately 47% in 1997, 43% in 1996 and 23% in 1995.

  Service revenue increased to $20.0 million or 24% of total revenue in 1997 from $11.3 million or 21% of total revenue in 1996 and $6.7 million or 17% of total revenue in 1995. This increase in service revenue in 1997 compared to 1996 and 1995 is primarily due to the renewal of maintenance contracts and an increase in training and consulting revenue. The Company expects that service revenues will continue to increase in absolute dollars as long as the Company's customer base continues to grow./1/

--------
/1/ Forward looking statement

  International revenue represented 36%, 33% and 24% of total revenue in 1997, 1996 and 1995, respectively. The increase in international revenue, as a percentage of total revenue, resulted primarily from increased marketing and sales efforts in Europe. The Company expects international revenue to continue to increase in absolute dollars, and, to a lesser extent, as a percentage of revenue in the future; however, achievement of these results cannot be assured./1/

 Cost of revenue

  License cost of revenue, as a percentage of license revenue, was 8% in 1997, 1996 and 1995. License cost of revenue includes cost of production personnel, product packaging and amortization of capitalized software development costs.

  Service cost of revenue, as a percentage of service revenue, increased to 31% in 1997 from 29% in 1996 and 28% in 1995. Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. The increased cost in 1997 reflects increased outsourcing of training and consulting activities.

 Research and development

  For the year ended December 31, 1997, research and development, net expense was $10.9 million, or 14% of total revenue, an increase from $9.4 million, or 17% of total revenue in 1996, and $6.5 million, or 17% of total revenue in 1995. The increase in spending reflects increased personnel costs offset, in 1997, by a foreign currency translation benefit on costs incurred in Israel.

  In September of 1997, the Company acquired certain technologies from Dixon Software Technology which will be integrated into its future generations of load-testing products. As a result of this purchase in the third quarter of 1997, the Company recorded a one-time charge for write off of in-process research and development and related costs of $5.5 million. In May of 1995, the Company acquired Blue Lagoon Software and, in December of 1995, the Company acquired EBY Semantica, both developers of client/server technologies. (See Note 8 to Notes to Consolidated Financial Statements.) As a result of these acquisitions, during 1995 the Company recorded non-recurring charges totaling $7.7 million, comprised of write off of in-process research and development and obsolete technology totaling approximately $6.3 million and $650,000, respectively, as well as approximately $750,000 of related incentive compensation payments.

  Research and development expense for each of the three years ended December 31, 1997, 1996 and 1995 is net of research grants received by the Company from the government of Israel, and includes royalty expense for obligations to the government of Israel for sales of products developed under government-funded research. The Company obtained grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade ("the Chief Scientist") in the amounts of $2.0 million, $1.8 million and $1.6 million in 1997, 1996 and 1995, respectively. In 1996, the Company also received a grant in the amount of $391,000 from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F"). The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $1.6 million, $1.1 million and $1.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, the Company is committed to pay, if and when earned, $3.6 million in additional royalties for Chief Scientist grants and $700,000 for the BIRD-F grants.

  The Company capitalized $500,000, $1.3 million and $885,000 of software development costs during the years ended December 31, 1997, 1996 and 1995, respectively. Amortization charges included in cost of license revenues were $600,000 and $300,000 in 1997 and 1996, respectively. No amortization was recorded by the Company through 1995. In conjunction with the technology acquisition in 1997 and the Blue Lagoon and Semantica acquisitions in 1995, the Company wrote-off approximately $250,000 and $450,000 of capitalized development costs as obsolete in the years ended December 31, 1997 and 1995, respectively. At December 31, 1997 and 1996 the Company had a net balance of capitalized software development costs of $1.2 million and $1.5 million, respectively.
--------
/1/ Forward looking statement

  The Company intends to continue making significant expenditures on research and development to develop new products and expand the platforms and operating systems on which its products are offered./1/ While the Company believes that these current research and development expenditures will be beneficial in the long term development of its business, there can be no assurances that the development of products will be successful or will not be rendered obsolete by future technology acquisitions or development./1/ Research and development expenditures are incurred substantially in advance of related revenue and in some cases do not result in the generation of revenue.

 Marketing and selling

  Marketing and selling expenses were $36.8 million in 1997, compared to $29.4 million in 1996 and $21.4 million in 1995. The 1995 expense included approximately $1.2 million related to the acquisition of Blue Lagoon and Semantica (principally, special incentive payments to management and write-off of fixed assets), and $900,000 for severance payments to employees related to restructuring of the Company's international operations.

  The increase in expenses in 1997 as compared to 1996 was primarily due to a $3.4 million increase in commission expense attributable to the higher revenue level. Other personnel-related costs, including salaries, benefits and travel, increased $3.7 million, reflecting the growth in sales headcount from 113 to
152. Excluding the non-recurring expenses of 1995, the increase in expenses in 1996 as compared to 1995 includes approximately $7.6 million in additional sales costs, primarily for increased headcount, commissions, facilities and sales infrastructure, as well as $2.9 million in additional marketing costs for advertising, marketing communications, seminars and trade shows.

 General and administrative

  General and administrative expense increased to $6.4 million, or 8% of total revenue in 1997, from $4.1 million, or 7% of total revenue in 1996 and $3.9 million, or 10% of total revenue in 1995. The increase in 1997 reflects primarily increased personnel and information systems expense.

 Other income, net

  Other income, net consists primarily of interest income and foreign exchange gains and losses. The decrease in other income, net to $3.1 million in 1997 from $3.4 million in 1996 is due primarily to foreign exchange losses. (See
Note 2 to Notes to Consolidated Financial Statements) The significant increase in other income, net in 1996 from $2.3 million in 1995 relates to increased interest income which resulted from the investment of the proceeds from the Company's second public offering of Common Stock in August 1995.

 Provision for income taxes

  The Company participates in special programs sponsored by the government of Israel relating to taxation, contributing to significantly lower income tax expense than expected based on the U.S. federal income tax rate. Provisions in future years will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions.

  In the 1997 tax provision, the Company has not fully recognized the tax benefit associated with the write off of purchased in-process technology and related expenses because realization of the future tax benefit is uncertain. The tax provision for 1995 reflected U.S. and foreign taxes after consideration of non-deductible charges related to the Blue Lagoon and Semantica acquisitions.

 Net income (loss)

  The Company reported net income of $6.7 million in 1997, compared to net income of $4.6 million in 1996 and a net loss of $5.3 million in 1995. The results of operations were impacted by the $5.5 million purchase of technology and related expenses in 1997, and by the Blue Lagoon and Semantica acquisitions and related non-
--------
/1/ Forward looking statement
recurring events in 1995, discussed above. The Company's operating expenses are based in part on its expectations of future revenues, and expenses are generally incurred in advance of revenues. The Company plans to continue to expand and increase its operating expenses to support anticipated revenue growth./1/ If revenues do not materialize in a quarter as expected, the Company's results from operations for that quarter are likely to be materially adversely affected. Results of operations may be disproportionately affected by a reduction in revenues because only a small portion of the Company's expenses varies with its revenues.

 Inflation

  Inflation has not had a significant impact on the Company's operating results to date.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations.This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The Company has identified certain forward looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations with a footnote/1/ symbol. The Company may also make oral forward looking statements from time to time. Actual results may differ materially from those projected in any such forward looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

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

  The market for the automated software testing products is relatively new and undeveloped. Marketing and sales techniques in the automated software testing marketplace, as well as the basis for competition, are not well established. There can be no assurance that a significant market for automated software testing products will be developed or that the Company's products will be accepted in any expanded market. Although the Company believes that the current trend toward increased use of automated software testing will continue, a majority of software testing is still carried out manually, and there can be no assurance that the automated software market will enjoy continued growth./1/

  The Company's current products and products under development are limited in number and concentrated exclusively in the software testing market. The life cycles of the Company's products are difficult to estimate due, in large measure, to the recent emergence of the Company's market as well as the unknown future effect of product enhancements and competition. Price reductions or declines in demand for the Company's software testing products, whether as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's results of operations or financial position.

  The Company may from time to time experience significant fluctuation in quarterly operating results due to a variety of factors. Such fluctuations in quarterly operating results may occur in the future due to many factors, some of which are outside of the Company's control. Products are generally shipped as orders are received, and,
--------
/1/ Forward looking statement
consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. In particular, the Company has historically received a substantial portion of its orders at the end of a quarter, up to the last few days of a quarter. If an unanticipated order shortfall occurs at the end of a quarter, the Company's operating results for the quarter could be materially adversely affected. In addition, product orders are affected by the buying patterns of customers. The buying trends of customers are further impacted by internal budgetary considerations relating to Year 2000 remediation efforts. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. All of the foregoing may result in unanticipated quarterly earning shortfalls or losses. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

  Sales to customers located outside the United States have historically accounted for a significant percentage of revenue and the Company anticipates that such sales will continue to be a significant percentage of the Company's total revenue./1/ Accordingly, such factors as currency fluctuations, political and economic instability and trade restrictions could have a negative impact on the Company's financial performance.

  Certain of the Company's sales are made in currencies other than the U.S. Dollar and its financial results are reported in U.S. Dollars. Fluctuations in the rates of exchange between the U.S. Dollar and other currencies may have a material adverse effect on the Company's results of operations and financial position. To date, the Company has not hedged to any significant extent against currency translation risks.

  As part of its growth strategy, the Company may, from time to time, acquire or invest in complementary businesses, products or technologies. While there are currently no commitments with respect to any particular acquisition or investment, the Company's management frequently evaluates the strategic opportunity available related to complimentary businesses, products or technologies. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition or investment will be realized. Future acquisitions or investments by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.

  During the year ended December 31, 1997, the Company acquired certain technologies which will be integrated into its next version of load-testing products. As a result of this purchase, the Company's results of operations for the year ended December 31, 1997 included a write-off of in-process research and development expense and related charges of $5.5 million. There can be no assurance that the Company will be successful in its efforts to integrate the acquired technologies or will not incur additional charges in subsequent quarters to
--------
/1/ Forward looking statement
reflect costs associated with the acquisition. Although the Company believes the acquisition of technology described above is in the best interest of the Company and its stockholders, there are significant risks involved with this transaction, including, but not limited to, difficulties or delays in achieving product and technology integration benefits and difficulties in maintaining revenue levels during the transition to new products.

  Since its inception, the Company has obtained royalty-bearing grants from various Israeli government agencies, and the Company expects to receive additional grants in the future./1/ Forward looking statement Any such grants will likely decline as a percentage of gross research and development spending and there can be no assurance that the Company will receive any such grants. Termination or substantial reduction of such grants or changes in revenue classification could have a material adverse effect on the Company. The terms of certain grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the government of Israel. As a result, if the Company is unable to obtain the consent of the government of Israel, the Company may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel.

  Since 1991, the Company has experienced significant annual increases in revenue. This growth has placed, and if it continues will place, a significant strain on the Company's management, resources and operations. To accommodate its recent growth, the Company is implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems. There can be no assurance that the implementation of such systems, procedures and controls can be completed successfully, or without disruption of the Company's operations. If the Company's growth continues, the Company will be required to hire and integrate substantial numbers of new employees. The market has become increasingly competitive both in the United States and Israel and may require the Company to pay higher salaries. The Company's failure to manage growth effectively could have a material adverse effect on the Company's results of operations or financial position.

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

  The Company currently relies on a combination of trademark, copyright and trade secret laws and contractual provisions to protect its proprietary rights in its products. The Company presently has no registered copyrights. The Company holds three patents for elements contained in certain of its products, and it has filed several other U.S. and foreign patent applications on various elements of its products. There can be no assurance that any of the Company's patent applications will result in an issued patent or that, if issued, such patent would be upheld if challenged. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can also be no assurance that the measures taken by the Company to protect its propriety rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty or cross-license arrangements or result in costly litigation.

  In selling its products, the Company frequently relies on "shrink wrap" licenses that are not signed by licensees. The provisions in such licenses limiting the Company's exposure to potential product liability claims may therefore be unenforceable under the laws of certain jurisdictions. Although, the Company carries errors and omissions insurance against such claims, there can be no assurance that such insurance will continue to be available on acceptable terms, if at all, or that such insurance will provide the Company with adequate protection
--------
/1/ Forward looking statement
against any such claims. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims. A significant product liability claim against the Company could have a material adverse effect upon the Company's business, financial condition and results of operations.

  The Company's stock price, has been and will continue to be, subject to significant volatility. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. If revenues or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate and significant impact on the Company's stock price. In addition, the Company's stock price may be affected by broader market trends that may be unrelated to the Company's performance.

  The approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company has recently implemented new information systems and accordingly does not anticipate any internal Year 2000 issues from its own information systems, databases or programs./1/ However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is currently taking steps to address the impact, if any, of the Year 2000 issue on the operations of the Company. There can be no assurances that the Company will be able to detect all potential failures of the Company's and/or third parties' computer systems. A significant failure of the Company's or a third party's computer system could have a material adverse effect on the Company's business, financial condition and result of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997, the Company's principle source of liquidity consisted of $92.3 million of cash and investments as compared with $80.0 million and $85.7 million at December 31, 1996 and 1995, respectively. The December 31, 1997 balance included $75.5 million short term and $3.8 million long-term investments in high quality government and corporate securities.

  During 1997, the Company generated $17.1 million net cash from operating activities, compared with cash used for operating activities of $1.6 million in 1996 and net cash provided by operating activities of $2.1 million in 1995. The increase in 1997 was primarily due to an increase in net income, excluding the write off of in-process research and development and an increase in deferred revenue, partially offset by an increase in accounts receivable. The decrease in 1996 compared with 1995 was due primarily to payment of litigation, acquisition and restructuring costs accrued during 1996.

  The Company's primary investing activities were purchases of property and equipment and capitalization of software development costs, which totaled to $12.3 million, $5.9 million and $7.8 million in 1997, 1996 and 1995, respectively. Purchases of property and equipment in 1997 included $7.3 million for the Company's new headquarters building in Sunnyvale, California, and $1.8 million to begin construction of a new facility in Israel. During the first quarter of 1998, the Company spent approximately $1.5 million to complete renovation of the building. The Company expects to spend an additional $8.0 million to complete construction of the Israel facility and will relocate its Israel subsidiary in 1999.

  The Company's primary financing activity consisted of issuances of common stock under the Employee Stock Option and Stock Purchase Plans and, in 1995, completion of the Company's secondary public offering of
--------
/1/ Forward looking statement

Common Stock. Proceeds from issuance of stock under the Employee Stock Option and Purchase Plans amounted to $5.9 million, $1.9 million and $2.8 million in 1997, 1996 and 1995 respectively. Net proceeds from the secondary public offering of Common Stock amounted to $53.7 million.

  Assuming there is no significant change in the Company's business, the Company believes that its current cash and investment balances and cash flow from operations, will be sufficient to fund the Company's cash needs for at least the next twelve months./1/

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements required pursuant to this Item are presented beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  During the twenty-four month period preceding December 31, 1997, the Company neither changed accountants nor had disagreements with its accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.




--------
/1/ Forward looking statement

                                   PART III

  Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders, currently scheduled for May 20, 1998, and the information included in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

    1. Financial Statements. The following financial statements of Mercury Interactive Corporation are filed as a part of this report:

                                                                           PAGE
                                                                           ----
   Report of Independent Accountants...................................... F-1
   Consolidated Balance Sheets at December 31, 1997 and 1996.............. F-2
   Consolidated Statements of Operations for the years ended December 31
    1997, 1996 and 1995................................................... F-3
   Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1997, 1996 and 1995...................................... F-4
   Consolidated Statements of Cash Flows for the years ended December 31,
    1997, 1996 and 1995................................................... F-5
   Notes to Consolidated Financial Statements............................. F-6

    2. Schedules

  The following financial statement schedule is filed as part of this Form 10-
K:

  Schedule II--Valuation and Qualifying Accounts for the Three Years Ended December 31, 1997

    Financial statement schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3. Exhibits

  2.1(6)   Agreement and Plan of Reorganization by and among the Company, Blue
           Lagoon Software and David L. Cherin dated April 25, 1995.
  2.2(10)  Share Purchase Agreement between the Company and EBY-Semantica, executed December 12, 1995.
  3.3(1)   Certificate of Incorporation of Registrant, as amended and restated
           to date.
  3.4(1)   By-laws of Registrant, as amended to date.
 10.1(1,2) 1989 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.
 10.2(1)   Form of Directors' and Officers' Indemnification Agreement.
 10.3(1)   Registration and Information Rights Agreement made as of March 13,
           1992.
 10.4(7)   Lease Agreement dated August 19, 1994 between the Registrant, and
           Microtec Research, Inc., covering the property at 470 Potrero
           Avenue, Sunnyvale, California.
 10.5(1)   Lease Agreement dated August 30, 1990 between the Registrant and
           Reuven Down covering the property at 4 Hayotzrim Street, Or Yehudah, a suburb of Tel Aviv, Israel (translated from original Hebrew).
 10.7(1)   Consulting Agreement by and between the Registrant and Aryeh
           Finegold, dated March 1, 1992.
 10.8(1)   Agreement by and between Mercury Interactive (Israel) Limited, a wholly-owned subsidiary of the Registrant ("Mercury Israel"), and the Office of the Chief Scientist in the Ministry of Industry and
           Trade dated February 11, 1991 (translation from original Hebrew).
 10.9(1)   Agreement by and between Mercury Israel and the Office of the Chief
           Scientist in the Ministry of Industry and Trade dated February 10,
           1992 (translation from original Hebrew).
 10.10(1)  Agreement by and between Mercury Israel and the Office of the Chief
           Scientist in the
           Ministry of Industry and Trade dated December 13, 1992 (translation from original
           Hebrew).

 10.11(1,2) Form of 1993 Employee Stock Purchase Plan and form of Agreements.
 10.12(1)   401(k) Plan.
 10.14(1)   Microsoft Solutions Channel Alliance Agreement dated March 5, 1993 between Registrant and Microsoft Corporation.
 10.15(2,4) 1994 Directors' Stock Option Plan and form of Agreements.
 10.16(3)   Agreement by and between Mercury Israel and the Office of the Chief
            Scientist in the Ministry of Industry and Trade dated May 5, 1993
            (translation from original Hebrew).
 10.17(3)   Agreement by and between Mercury Israel and the Office of the Chief
            Scientist in the Ministry of Industry and Trade dated June 21, 1993
            (translation from original Hebrew).
 10.18(3)   Agreement by and between Mercury Israel and the Fund for the
            Encouragement of Marketing Abroad in the Ministry of Industry and
            Trade dated February 15, 1993 (translation from original Hebrew).
 10.19(5)   Agreement by and between Mercury Israel and the Office of the Chief
            Scientist in the Ministry of Industry and Trade dated November 13,
            1994 (translation from original Hebrew).
 10.20(5)   Agreement by and between Mercury Israel and the Office of the Chief
            Scientist in the Ministry of Industry and Trade dated November 13,
            1994 (translation from original Hebrew).
 10.21(7)   Agreement by and between Mercury Israel and the Fund for the
            Encouragement of Marketing Abroad in the Ministry of Industry and
            Trade dated January 1, 1996 (translation from original Hebrew).
 10.22(7)   Agreement by and between Mercury Israel and the Office of the Chief
            Scientist in the Ministry of Industry and Trade dated September 30,
            1995 (translation from original Hebrew).
 10.23(7)   Agreement by and between Mercury Israel and the Office of the Chief
            Scientist in the Ministry of Industry and Trade dated September 30,
            1995 (translation from original Hebrew).
 10.24(8)   Preferred Share Purchase Rights Agreement.
 10.25(9)   1996 Supplemental Stock Plan.
 10.26(11)  Purchase Agreement between Mercury Interactive Corporation and
            Dixon Software Technology dated September 30, 1997.
 10.27(11)  Purchase and Sale Agreement and Joint Escrow Instructions by and
            between Mercury Interactive Corporation and M. C. Securities, LLC
            dated July 1, 1997.
 21.1       Subsidiaries of Registrant.
 23.1       Consent of Independent Accountants.
 24.1       Power of Attorney (see page 25).
 27.1       Financial Data Schedule

--------
 (1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 33-68554), which was declared effective on October 29, 1993.
 (2) Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K.
 (3) Exhibits 10.16, 10.17 and 10.18 are incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, filed with the Form 10-Q for the three month period ended March 31, 1994.
 (4) Incorporated by reference to identically numbered exhibits filed with the Form 10-Q for the three month period ended September 30, 1994.
 (5) Incorporated by reference to identically numbered exhibits filed with the Form 10-K for the year ended December 31, 1994.
 (6) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-3, No. 33-95066, filed with the Securities and Exchange Commission on July 27, 1995.
 (7) Incorporated by reference to the identically numbered exhibit filed with the Form 10-K for the year ended December 31, 1995.
 (8) Incorporated by reference to the Exhibit 1 to the Company's Form 8-A, filed with the Securities and Exchange Commission on July 9, 1996.

 (9) Incorporated by reference to Exhibit 4.2 to the Company's Registrations Statement of Form S-8, No. 333-09913, filed with the Securities and Exchange Commission on August 9, 1996.
(10) Incorporated by reference to Exhibit 2.2, filed with the Company's Form 10-K for the year ended December 31, 1996.
(11) Exhibits 10.26 and 10.27 are incorporated by reference to Exhibits 10.1 and 10.2, respectively, filed with the Form 10-Q for the three month period ended September 30, 1997.

  (b) Reports on Form 8-K

  No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, MERCURY INTERACTIVE CORPORATION, A CORPORATION ORGANIZED AND EXISTING UNDER THE LAWS OF THE STATE OF DELAWARE, HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Mercury Interactive Corporation

Dated: March 20, 1998
                                                    /s/ Sharlene Abrams
                                          By___________________________________
                                            SHARLENE ABRAMS, VICE PRESIDENT OF
                                                FINANCE AND ADMINISTRATION,
                                                CHIEF FINANCIAL OFFICER AND
                                                         SECRETARY

                               POWER OF ATTORNEY

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

             SIGNATURES                        TITLE                 DATE

         /s/ Aryeh Finegold            Chairman of the          March 20, 1998
-------------------------------------   Board of Directors
           ARYEH FINEGOLD

          /s/ Amnon Landan             President, Chief         March 20, 1998
-------------------------------------   Executive Officer
            AMNON LANDAN                and Director
                                        (Principal
                                        Executive Officer)

         /s/ Sharlene Abrams           Vice President of        March 20, 1998
-------------------------------------   Finance and
           SHARLENE ABRAMS              Administration,
                                        Chief Financial
                                        Officer (Principal
                                        Financial and
                                        Accounting Officer)
                                        and Secretary

           /s/ Igal Kohavi             Director                 March 20, 1998
-------------------------------------
             IGAL KOHAVI

           /s/ Yair Shamir             Director                 March 20, 1998
-------------------------------------
             YAIR SHAMIR

           /s/ Giora Yaron             Director                 March 20, 1998
-------------------------------------
             GIORA YARON

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mercury Interactive Corporation

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Mercury Interactive Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
February 4, 1998

                        MERCURY INTERACTIVE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $ 57,211  $ 44,337
  Short-term investments...................................   31,357    26,686
  Trade accounts receivable (net of allowance for doubtful
   accounts and sales returns of $1,878 and $1,136)........   23,782    18,503
  Government grant and other receivables...................    3,606     3,139
  Inventories..............................................      252       560
  Prepaid expenses and other current assets................    2,954     3,307
                                                            --------  --------
    Total current assets...................................  119,162    96,532
Long-term investments......................................    3,771     8,954
Property and equipment, net................................   19,292    10,413
Deposits and other assets..................................    1,185     1,590
                                                            --------  --------
                                                            $143,410  $117,489
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  4,045  $  1,859
  Accrued liabilities......................................   15,411     8,782
  Deferred revenue.........................................   10,967     7,809
                                                            --------  --------
    Total current liabilities..............................   30,423    18,450
                                                            --------  --------
Commitments and contingencies (Note 5)
Stockholders' equity:
  Common Stock, par value $.002 per share, 25,000 shares
   authorized; 16,738 and 16,056 shares issued and
   outstanding.............................................       33        32
  Capital in excess of par value...........................  107,800   100,235
  Cumulative translation adjustment........................     (424)      (99)
  Retained earnings (accumulated deficit)..................    5,578    (1,129)
                                                            --------  --------
    Total stockholders' equity.............................  112,987    99,039
                                                            --------  --------
                                                            $143,410  $117,489
                                                            ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                        1997    1996    1995
                                                       ------- ------- -------
Revenue:
  License............................................. $56,683 $43,270 $32,765
  Service.............................................  20,017  11,280   6,685
                                                       ------- ------- -------
    Total revenue.....................................  76,700  54,550  39,450
                                                       ------- ------- -------
Cost of revenue:
  License.............................................   4,351   3,419   2,626
  Service.............................................   6,225   3,240   1,887
                                                       ------- ------- -------
    Total cost of revenue.............................  10,576   6,659   4,513
                                                       ------- ------- -------
Gross profit..........................................  66,124  47,891  34,937
                                                       ------- ------- -------
Operating expenses:
  Research and development, net.......................  10,933   9,396   6,523
  Write off of in-process research and development and
   related expenses...................................   5,500     --    7,700
  Marketing and selling...............................  36,804  29,360  21,361
  General and administrative..........................   6,362   4,113   3,911
  Settlement of litigation............................      --   2,600   2,000
                                                       ------- ------- -------
    Total operating expenses..........................  59,599  45,469  41,495
                                                       ------- ------- -------
Income (loss) from operations.........................   6,525   2,422  (6,558)
Other income, net.....................................   3,109   3,361   2,277
                                                       ------- ------- -------
Income (loss) before provision for income taxes.......   9,634   5,783  (4,281)
Provision for income taxes............................   2,927   1,157     970
                                                       ------- ------- -------
Net income (loss)..................................... $ 6,707 $ 4,626 $(5,251)
                                                       ======= ======= =======
Net income (loss) per share (basic)................... $  0.41 $  0.29 $ (0.38)
                                                       ======= ======= =======
Net income (loss) per share (diluted)................. $  0.39 $  0.28 $ (0.38)
                                                       ======= ======= =======
Weighted average common shares (basic)................  16,373  15,908  13,947
                                                       ======= ======= =======
Weighted average common shares (diluted)..............  17,104  16,563  13,947
                                                       ======= ======= =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                            RETAINED
                          COMMON STOCK  CAPITAL IN STOCKHOLDER CUMULATIVE   EARNINGS/
                          ------------- EXCESS OF     LOANS    TRANSLATION ACCUMULATED
                          SHARES AMOUNT PAR VALUE  RECEIVABLE  ADJUSTMENT    DEFICIT    TOTAL
                          ------ ------ ---------- ----------- ----------- ----------- --------
Balance at December 31,
 1994...................  12,776  $26    $ 39,830     $(35)       $(150)     $ (504)   $ 39,167
Stock issued in exchange
 for Blue Lagoon
 Software...............      66  --        1,431      --           --          --        1,431
Issuance of Common Stock
 in secondary public
 offering, net of
 issuance costs of $483    2,408    4      53,714      --           --          --       53,718
Stock issued under stock
 option and employee
 stock purchase plans        478    1       2,766       35          --          --        2,802
Tax benefit related to
 stock options..........     --   --          568      --           --          --          568
Currency translation
 adjustment.............     --   --          --       --           181         --          181
Net loss................     --   --          --       --           --       (5,251)     (5,251)
                          ------  ---    --------     ----        -----      ------    --------
Balance at December 31,
 1995...................  15,728   31      98,309      --            31      (5,755)     92,616
Stock issued under stock
 option and employee
 stock purchase plans...     328    1       1,887      --           --          --        1,888
Tax benefit related to
 stock options..........     --   --           39      --           --          --           39
Currency translation
 adjustment.............     --   --          --       --          (130)        --         (130)
Net income..............     --   --          --       --            --       4,626       4,626
                          ------  ---    --------     ----        -----      ------    --------
Balance at December 31,
 1996...................  16,056   32     100,235      --           (99)     (1,129)     99,039
Stock issued under stock
 option and employee
 stock purchase plans...     682    1       5,866      --           --          --        5,867
Tax benefit related to
 stock options..........     --   --        1,699      --           --          --        1,699
Currency translation
 adjustment.............     --   --          --       --          (325)        --         (325)
Net income..............     --   --          --       --           --        6,707       6,707
                          ------  ---    --------     ----        -----      ------    --------
Balance at December 31,
 1997...................  16,738  $33    $107,800     $--         $(424)     $5,578    $112,987
                          ======  ===    ========     ====        =====      ======    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997     1996      1995
                                                   --------  -------  --------
Cash flows from operating activities:
  Net income (loss)............................... $  6,707  $ 4,626  $ (5,251)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization.................    3,741    3,263     2,156
    Deferred income taxes.........................      270      674      (719)
    Non-cash acquisition and other non-recurring
     charges......................................      --       --      2,255
    Changes in assets and liabilities:
      Trade accounts receivable...................   (7,214)  (6,527)   (4,562)
      Government grant and other receivables......     (730)    (564)     (790)
      Inventories.................................      345      (44)      125
      Other assets................................      513   (1,084)     (830)
      Accounts payable............................    1,800      591      (282)
      Accrued liabilities.........................    6,756   (5,087)   10,689
      Deferred revenue............................    4,936    2,594      (705)
                                                   --------  -------  --------
        Net cash provided by (used in) operating
         activities...............................   17,124   (1,558)    2,086
                                                   --------  -------  --------
Cash flows from investing activities:
  Investment proceeds net.........................      512    4,149   (15,990)
  Acquisition of property and equipment...........  (11,799)  (4,596)   (6,958)
  Capitalization of software development costs....     (500)  (1,340)     (885)
                                                   --------  -------  --------
        Net cash used in investing activities.....  (11,787)  (1,787)  (23,833)
                                                   --------  -------  --------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net.....    5,866    1,888    56,520
  Tax benefit associated with exercise of stock
   options........................................    1,699       39       568
                                                   --------  -------  --------
        Net cash provided by financing
         activitiesNet cash provided by financing
         activities...............................    7,565    1,927    57,088
                                                   --------  -------  --------
Effect of exchange rate changes on cash...........      (28)     (95)       44
                                                   --------  -------  --------
Net increase (decrease) in cash...................   12,874   (1,513)   35,385
Cash and cash equivalents at beginning of period..   44,337   45,850    10,465
                                                   --------  -------  --------
Cash and cash equivalents at end of period........ $ 57,211  $44,337  $ 45,850
                                                   ========  =======  ========
SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for income taxes...... $  2,083  $ 1,182  $    838

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

  The Company operates in one industry segment. See Note 7 for geographic reporting. No customer accounted for more than 10% of the Company's sales in 1997, 1996 or 1995.

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

 Short-term and long-term investments

  The Company considers all investments with maturities of less than one year as of December 31, 1997 to be short-term investments and all investments with maturities greater than one year to be long-term investments. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has categorized its marketable securities as "available for sale" securities. The investments, which all have contractual maturities of less than two years, are carried at cost plus accrued interest, which approximated market value for the entire fiscal year. Realized gains or losses are determined on the specific identification method and are reflected in other income.

                        MERCURY INTERACTIVE CORPORATION

  The portfolio of short and long-term investments (including cash and cash equivalents) consisted of the following:

                                                                 DECEMBER 31,
                                                                ---------------
     INVESTMENT TYPE                                             1997    1996
     ---------------                                            ------- -------
     Cash...................................................... $13,087 $10,287
     Debt (state or political subdivision).....................  71,396  57,355
     Money market preferred stock..............................   7,856  12,335
                                                                ------- -------
       Total................................................... $92,339 $79,977
                                                                ======= =======

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

 Property and equipment

  Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of assets, which are three to ten years for office furniture and equipment, three to five years for computers and related equipment, four to ten years for leasehold improvements, or the term of the lease, whichever is shorter, and thirty years for the building.

 Research and development

  In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," all costs incurred to establish the technological feasibility of a computer product to be sold, leased or otherwise marketed are expensed as research and development costs. Costs incurred subsequent to the establishment of technological feasibility, and prior to the general release of the product to the public are capitalized. Amortization of capitalized software development costs is provided on a product-by-product basis using the straight-line method over the estimated economic life of the products of two years.

  The Company capitalized $500,000, $1.3 million and $885,000 of software development costs during the years ended December 31, 1997, 1996 and 1995, respectively. Amortization charges included in cost of license revenues were $600,000 and $300,000 in 1997 and 1996, respectively. No amortization was recorded by the Company through 1995. In conjunction with the technology acquisition in 1997 and the Blue Lagoon and Semantica acquisitions in 1995, the Company wrote-off approximately $250,000 and $450,000 of capitalized

                        MERCURY INTERACTIVE CORPORATION
development costs as obsolete in the years ended December 31, 1997 and 1995, respectively. At December 31, 1997 and 1996 the Company had a net balance of capitalized software development costs of $1.2 million and $1.5 million, respectively.

  Research and development expense for each of the three years ended December 31, 1997, 1996 and 1995 is net of research grants received by the Company from the government of Israel, and includes royalty expense for obligations to the government of Israel for sales of products resulting from government-funded research. The Company obtained grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade ("the Chief Scientist") in the amounts of $2.0 million, $2.2 million and $1.6 million in 1997, 1996 and 1995, respectively. In 1996, the Company also received a grant in the amount of $391,000 from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F"). The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and, for certain grants, up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $1.6 million, $1.1 million and $1.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, the Company is committed to pay, if and when earned, $3.6 million in additional royalties for Chief Scientist grants and $700,000 for the BIRD-F grants.

 Stock-based compensation

  The Company accounts for stock-based compensation using the intrinsic value method presented in Accounting Principles Board Opinion (APB) No. 25, " Accounting for Stock Issued to Employees" and related interpretations. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company' stock on the grant date. Accordingly, no compensation cost has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosure as required under Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-based Compensation." See Note 3.

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

 Net income (loss) per share

  Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share," (SFAS 128), effective for 1997. SFAS 128 requires the Company to report both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average common shares outstanding and all dilutive potential common shares outstanding. All periods presented herein have been restated to reflect the adoption of SFAS 128. For the years ended December 31, 1997 and 1996, dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans. For the year ended December 31, 1995, potential common

                        MERCURY INTERACTIVE CORPORATION
shares have been excluded because their effect was anti-dilutive. The following table summarizes the Company's earnings per share computations for the years ended December 31, 1995, 1996 and 1997.

                                              NET INCOME AVERAGE EARNINGS (LOSS)
                                                (LOSS)   SHARES     PER SHARE
                                              ---------- ------- ---------------
   December 31, 1995:
     Basic earnings per share................  $(5,251)  13,947      $(0.38)
     Dilutive adjustments....................               --
                                               -------   ------
     Diluted earnings per share..............  $(5,251)  13,947       (0.38)
                                               -------   ------
   December 31, 1996:
     Basic earnings per share................  $ 4,626   15,908      $ 0.29
     Dilutive adjustments....................               655
                                               -------   ------
     Diluted earnings per share..............  $ 4,626   16,563        0.28
                                               -------   ------
   December 31, 1997:
     Basic earnings per share................  $ 6,707   16,373      $ 0.41
     Dilutive adjustments....................               731
                                               -------   ------
     Diluted earnings per share..............  $ 6,707   17,104        0.39
                                               -------   ------

  At December 31, 1997 and 1996, options to purchase a total of 235,273 shares of common stock with an average exercise price of $19.30 and 251,471 shares of common stock with an average exercise price of $18.05, respectively, are considered anti-dilutive because the options' exercise price was greater than the average fair market value of the Company's common stock for the years then ended.

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

 Reclassifications

  Certain previously reported amounts have been reclassified to conform to the 1997 consolidated financial statement presentation.

 New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for the periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources including unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS No. 130 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

  In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating

                        MERCURY INTERACTIVE CORPORATION
segments in annual financial statements for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It is not expected that adoption of SFAS No. 131 will have an impact to the Company's consolidated financial statements.

  In November 1997, the American Institute of Certified Public Accountants issued a Statement of Position 97-2, "Software Revenue Recognition" (the SoP). The SoP is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application of the provisions of this SoP is prohibited. The Company has reviewed the SoP and believes that, based on its current policies, the application of this SoP will not have a material impact on the recording of future revenue.

NOTE 2--FINANCIAL STATEMENT COMPONENTS

                                                               DECEMBER 31,
                                                             -----------------
                                                               1997     1996
                                                             --------  -------
                                                              (IN THOUSANDS)
   Government grant and other receivables:
     Government grant receivables........................... $    977  $ 1,484
     Employee receivables...................................      277      529
     Other receivables......................................    2,352    1,126
                                                             --------  -------
                                                             $  3,606  $ 3,139
                                                             ========  =======
   Property and equipment:
     Land................................................... $  5,128  $ 2,878
     Building...............................................    6,712      --
     Computers and equipment................................   13,722   10,151
     Office furniture and equipment.........................    2,186    2,306
     Leasehold improvements.................................    2,154    2,148
                                                             --------  -------
                                                               29,902   17,483
     Less: accumulated depreciation and amortization........  (10,610)  (7,070)
                                                             --------  -------
                                                             $ 19,292  $10,413
                                                             ========  =======
   Accrued liabilities:
     Payroll and accrued commissions (including payroll
      taxes)................................................ $  5,397  $ 2,738
     Vacation and severance.................................    1,945    1,538
     Acquisition of technologies and related cost...........    2,316      --
     Royalties..............................................    1,357    1,062
     Income taxes...........................................      939      636
     Other..................................................    3,457    2,808
                                                             --------  -------
                                                             $ 15,411  $ 8,782
                                                             ========  =======

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        1997     1996    1995
                                                       -------  ------- -------
                                                           (IN THOUSANDS)
   Other income, net:
     Interest income.................................. $ 3,547  $ 3,148 $ 1,987
     Foreign exchange gains (losses) and other........    (438)     213     290
                                                       -------  ------- -------
                                                       $ 3,109  $ 3,361 $ 2,277
                                                       =======  ======= =======

                        MERCURY INTERACTIVE CORPORATION

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

  In May 1996, the Company adopted a stock option plan solely for grants to employees of the Company and its subsidiaries located outside the United States (the "Supplemental Plan"). The Company reserved 500,000 shares of Common Stock for issuance upon exercise of stock options to be granted under this plan. The provisions of the Supplemental Plan regarding option term, grant price, exercise price, and vesting period are identical to those of the Plan.

  The following table presents the combined activity of the Plan and the Supplemental Plan for the years ended December 31, 1995, 1996 and 1997 (shares in thousands):

                                                      OPTIONS OUTSTANDING
                                                      -----------------------
                                                                   WEIGHTED
                                             OPTIONS                AVERAGE
                                            AVAILABLE NUMBER OF    EXERCISE
                                            FOR GRANT   SHARES       PRICE
                                            --------- ----------   ----------
   Balance outstanding at December 31,
    1994...................................      48         1,624   $     7.12
     Additional shares authorized..........     800           --           --
     Options granted.......................    (824)          824        15.98
     Options canceled......................     136          (136)        9.09
     Options exercised.....................     --           (308)        4.23
                                             ------     ---------   ----------
   Balance outstanding at December 31,
    1995...................................     160         2,004        10.70
     Additional shares authorized..........   1,209           --           --
     Options granted.......................  (1,878)        1,878        12.08
     Options canceled......................     523          (523)       14.45
     Options exercised.....................     --           (234)        7.34
                                             ------     ---------   ----------
   Balance outstanding at December 31,
    1996...................................      14         3,125        11.28
     Additional shares authorized..........     748           --           --
     Options granted.......................  (1,067)        1,067        11.85
     Options canceled......................     313          (313)       11.98
     Options exercised.....................     --           (531)        9.61
                                             ------     ---------   ----------
   Balance outstanding at December 31,
    1997...................................       8         3,348   $    11.67
                                             ======     =========   ==========

  In May of 1996, the Board of Directors authorized the Company to offer all employees with outstanding options at exercise price in excess of $16.00 per share the opportunity to exchange such options for new options. Each new option was issued under the same terms as the surrendered options. As a result, options covering 271,083 shares ranging in price from $16.75 to $19.00 were canceled and options for an equal number of shares were granted at the exercise price of $12.75.

                        MERCURY INTERACTIVE CORPORATION

  The following table presents weighted average price and remaining contractual life information about significant option groups outstanding under the Plan and the Supplemental Plan at December 31, 1997 (shares in thousands):

                                 OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                           -------------------------------- --------------------
                                        WEIGHTED
                                         AVERAGE   WEIGHTED             WEIGHTED
                                        REMAINING  AVERAGE    NUMBER    AVERAGE
         RANGE OF            NUMBER    CONTRACTUAL EXERCISE EXERCISABLE EXERCISE
     EXERCISE PRICES       OUTSTANDING LIFE (YR.)   PRICE   AT 12/31/97  PRICE
     ---------------       ----------- ----------- -------- ----------- --------
$ 0.30-- 9.75.............    1,125       8.02      $ 8.67       372     $ 6.57
$10.00--12.38.............      674       4.75       10.98       295      11.48
$12.75--12.75.............    1,055       7.98       12.75       406      12.75
$13.50--21.13.............      494       8.87       17.11       109      18.38
                              -----       ----      ------     -----     ------
                              3,348       7.47      $11.67     1,182     $11.01
                              =====       ====      ======     =====     ======

 Directors' Stock Option Plan

  On August 3, 1994, the Board of Directors of the Company adopted the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Company reserved 500,000 shares of Common Stock for issuance upon exercise of stock options to be granted during the ten year term of the Directors' Plan. Only outside directors may be granted options under the Directors' Plan. The Plan provided for an initial option grant to outside directors of the Company as of August 3, 1994 or upon initial election to the Board of Directors after August 3, 1994. In addition, the plan provides for automatic annual grants of 5,000 shares upon reelection of the individual to the Board of Directors. The option term shall be ten years, and options shall be exercisable while such person remains a director. The exercise price shall be 100% of fair market value on the date of grant. These options will vest as to 5,000 shares annually for each director on the date of each Annual Meeting of Stockholders of the Company after the date of grant of such option. The annual option grant shall vest in full on the fifth anniversary following each individual's re-election to the Board of Directors.

  The following table presents the activity for the Directors' Plan for the years ended December 31, 1995, 1996 and 1997 (shares in thousands):

                                          OPTIONS OUTSTANDING
                               OPTIONS  -----------------------
                              AVAILABLE NUMBER OF   WEIGHTED
                              FOR GRANT  SHARES   AVERAGE PRICE
                              --------- --------- -------------
   Balance outstanding at
    December 31, 1994........    400       100       $ 9.13
     Options granted.........    (20)       20        21.13
     Options canceled........    --        --          9.09
     Options exercised.......    --        (10)        9.13
                                 ---       ---       ------
   Balance outstanding at
    December 31, 1995........    380       110        11.31
     Options granted.........    (45)       45        14.75
     Options canceled........     45       (45)       12.28
     Options exercised.......    --        (20)        9.13
                                 ---       ---       ------
   Balance outstanding at
    December 31, 1996........    380        90        13.03
     Options granted.........    (15)       15        12.25
     Options canceled........    --        --           --
     Options exercised.......    --        (10)        9.13
                                 ---       ---       ------
   Balance outstanding at
    December 31, 1997........    365        95       $13.32
                                 ===       ===       ======

                        MERCURY INTERACTIVE CORPORATION

  The following table presents weighted average price and remaining contractual life information about significant option groups outstanding under the Director's Plan at December 31, 1997 (shares in thousands):

                                 OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                           -------------------------------- --------------------
                                        WEIGHTED
                                         AVERAGE   WEIGHTED             WEIGHTED
                                        REMAINING  AVERAGE    NUMBER    AVERAGE
         RANGE OF            NUMBER    CONTRACTUAL EXERCISE EXERCISABLE EXERCISE
     EXERCISE PRICES       OUTSTANDING LIFE (YR.)   PRICE   AT 12/31/97  PRICE
     ---------------       ----------- ----------- -------- ----------- --------
$ 9.13....................      30        6.32      $ 9.13       10      $ 9.13
$12.25 $13.50.............      30        8.83       12.88        0         --
$15.75 $21.13.............      35        7.90       17.31        5       15.75
                               ---        ----      ------      ---      ------
                                95        7.70      $13.32       15      $11.33
                               ===        ====      ======      ===      ======

 1993 Employee Stock Purchase Plan

  In October 1993, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the "ESPP") and reserved 500,000 shares for issuance. Under the plan, employees are granted the right to purchase shares of Common Stock at a price per share that is the lesser of: (i) 85% of the fair market value of the shares at the participant's entry date into the two-year offering period, or (ii) the fair market value at the end of each six-month segment within such offering period. During 1997, 1996 and 1995, approximately 140,000, 94,000 and 160,000 shares, respectively, were purchased under the Employee Stock Purchase Plan.

 Pro Forma Disclosure

  The Company has adopted the disclosure provisions only of SFAS No. 123 and will continue to account for its stock option plans in accordance with the provisions of APB 25. Accordingly, no compensation cost had been recognized for the stock option plans of the ESPP.

  Pursuant to the requirements of SFAS 123, the following are pro forma net income (loss) and net income (loss) per share for 1997, 1996 and 1995, as if the compensation costs for the option plans and the ESPP had been determined based on the fair value at the grant date for grants in 1997, 1996 and 1995, consistent with the provisions of SFAS 123:

                                                           1997 1996    1995
                                                           ---- -----  -------
   Pro forma net income (loss) (in thousands)............. $596 $(437) $(7,459)
   Pro forma net income (loss) per share (diluted)........ 0.04 (0.03)   (0.53)
   Pro forma net income (loss) per share (basic).......... 0.03 (0.03)   (0.53)

  The fair value of options and shares issued pursuant to the option plans and the ESPP at the grant date were estimated using the Black-Scholes model with the following weighted average assumptions:

                                              OPTION PLANS          ESPP
                                             ----------------  ----------------
                                             1997  1996  1995  1997  1996  1995
                                             ----  ----  ----  ----  ----  ----
   Expected life (years).................... 5.00  4.45  4.90  0.50  0.50  0.50
   Risk-free interest rate.................. 6.10% 6.20% 6.85% 5.36% 5.13% 5.92%
   Volatility...............................   86%   94%   90%   86%   94%   90%
   Dividend yield........................... None  None  None  None  None  None

  The weighted fair value per share of options granted under the Plan and Supplemental Plan during the years ended December 31, 1997, 1996 and 1995 were $8.47, $8.18 and $11.66, respectively. The weighted fair value

                        MERCURY INTERACTIVE CORPORATION
per share of options granted under the Directors Plan during the years ended December 31, 1997, 1996 and 1995 were $8.72, $11.36, and $15.57, respectively.

NOTE 4--INCOME TAXES

   Income (loss) before income taxes consists of the following (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1997    1996      1995
                                                      ------- -------  --------
   Domestic.......................................... $    16 $  (933) $   (204)
   Foreign...........................................   9,618   6,716    (4,077)
                                                      ------- -------  --------
                                                      $ 9,634 $ 5,783  $ (4,281)
                                                      ======= =======  ========

  The provision for income taxes is comprised of the following (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        1997    1996     1995
                                                       ------- -------  -------
   Current:
     Federal.......................................... $ 1,222 $  (110) $ 1,250
     State............................................     355      65      390
     Foreign..........................................   1,080     528       49
                                                       ------- -------  -------
       Total..........................................   2,657     483    1,689
                                                       ------- -------  -------
   Deferred:
     Federal..........................................     193     597     (507)
     State............................................      77      77     (212)
     Foreign..........................................     --      --       --
                                                       ------- -------  -------
       Total..........................................     270     674     (719)
                                                       ------- -------  -------
   Total.............................................. $ 2,927 $ 1,157  $   970
                                                       ======= =======  =======

  Deferred tax assets consist of the following (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
   Net operating loss carryforwards........................... $   --   $ 2,021
   Tax credits................................................     860      --
   Capitalized research and development costs.................     --        26
   Accruals and reserves......................................     972      244
   Depreciation and other.....................................     357      --
                                                               -------  -------
                                                                 2,189    2,291
   Valuation allowance........................................  (2,189)  (2,021)
                                                               -------  -------
                                                               $   --   $   270
                                                               =======  =======

  The Company has provided a valuation allowance of $2.2 million at December 31, 1997 for deferred tax assets for which realization of future benefit is uncertain.

                        MERCURY INTERACTIVE CORPORATION

  The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

                                                          DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
   Statutory federal tax (benefit).................. $ 3,276  $ 2,024  $(1,498)
   State tax, net of federal benefit................     549       58      257
   Utilization of net operating loss carryforwards..     --       --      (192)
   Foreign rate differentials from U.S. statutory
    rate............................................  (2,739)  (2,194)   1,449
   Non-deductible expenses..........................      51       68    1,510
   Non-utilized net operating losses................   2,390    1,746      --
   Tax-exempt interest..............................    (756)    (779)    (482)
   Other............................................     156      234      (74)
                                                     -------  -------  -------
                                                     $ 2,927  $ 1,157  $   970
                                                     =======  =======  =======

  Income taxes are not provided for the undistributed earnings of the Company's foreign subsidiaries because it is management's intention to reinvest such earnings in its foreign operations.

  The Company's Israeli facilities have been granted the status of an "Approved Enterprise" under the Israeli law for the Encouragement of Capital Investments, 1959, as amended. An Approved Enterprise is eligible for significant tax rate reductions for several years following the first year in which the Company has Israeli taxable income (after consideration of tax losses carried forward). The Company realized tax savings of approximately $4.2 million, $2.2 million and $300,000 in 1997, 1996 and 1995, respectively, as a result of this tax holiday. Because the Israeli Company currently has four overlapping Approved Enterprise plans, the tax holidays and rate reductions which the Company will be able to realize in future years are expected to extend until 2005.

NOTE 5--COMMITMENTS AND CONTINGENCIES

 Royalty Commitments

  During 1994 and 1995, the Company obtained marketing grants from the Israeli Government, through the Fund for the Encouragement of Marketing Activities, for participation in marketing expenses incurred to increase export sales from Israel. The grants are received from the government of Israel for approved programs for marketing activities and are recognized on the cost reduction basis as a reduction of marketing expenses as such expenses are incurred. During the years ended December 31, 1995 and 1994, the Company received $350,000 and $821,000, respectively, of marketing grant participation. Under the terms of the marketing grant, if and when export sales from Israel to certain countries exceed a predetermined base of historical export sales from Israel, a royalty of 3% of the increase in export sales from Israel must generally be paid, up to the amount of the grant obtained. Royalty expense under this agreement amounted to $542,000, $420,000 and $181,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the Company is committed to pay, if and when earned, $8,000 in additional royalties.

 Lease commitments

  The Company leases facilities for sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire from 1998 through 2002. Certain of these leases contain renewal options. The Company also leases certain equipment and vehicles under various leases with lease terms ranging from month-

                        MERCURY INTERACTIVE CORPORATION
to-month up to one year. Future minimum payments under the facilities and equipment leases with non-cancelable terms in excess of one year are as follows as of December 31, 1997 (in thousands):

            1998.................................. $1,210
            1999..................................    826
            2000..................................    563
            2001..................................    104
            2002..................................      6
                                                   ------
              Total............................... $2,709
                                                   ======

Total rent expense under operating leases amounted to $1.5 million, $1.0 million and $813,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 6--RELATED PARTIES

  During May 1994, the Company acquired an approximately 33% interest in Qronus Interactive, Ltd. (Qronus), a newly created company, in exchange for granting to Qronus the right to use the Company's hardware products development environment. Such rights had no book value at the date of exchange. The Company accounts for this investment using the equity method. The net carrying value of the investment at inception and at December 31, 1997 is zero. Qronus has been capitalized by approximately $7.9 million in cash from outside investors, which created an approximately $2.4 million difference between the carrying value of the investment and the Company's underlying equity in the net assets of Qronus. The Company's current interest in Qronus is 28%. The unrealized gain of approximately $2.4 million resulting from this transaction is being amortized into results of operations over a five year period. The Company's share of losses of Qronus of $826,000, $627,000 and $284,000 for the years ended December 31, 1997, 1996 and 1995, respectively, offset amortization of the unrealized gain by the Company. The Company expects Qronus to generate operating losses in the foreseeable future. The Company expects its portion of such losses to substantially offset the unrealized gain that is being amortized. Losses in excess of the total unrealized gain, if any, will not be recorded by the Company as it has no obligation to fund such losses.

                        MERCURY INTERACTIVE CORPORATION

NOTE 7--GEOGRAPHIC REPORTING

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Net revenue to third parties:
  North America.................................. $ 49,339  $ 36,446  $ 29,853
  Europe.........................................   21,278    12,995     7,955
  Israel and Rest of the World...................   33,967    21,412    12,313
  Eliminations...................................  (27,884)  (16,303)  (10,671)
                                                  --------  --------  --------
    Consolidated................................. $ 76,700  $ 54,550  $ 39,450
                                                  ========  ========  ========
Operating income (loss):
  North America.................................. $ (2,397) $ (3,844) $ (2,546)
  Europe.........................................    2,750     2,413      (871)
  Israel and Rest of the World...................    7,096     3,961    (2,837)
  Eliminations...................................     (924)     (108)     (304)
                                                  --------  --------  --------
    Consolidated................................. $  6,525  $  2,422  $ (6,558)
                                                  ========  ========  ========
Identifiable assets:
  North America.................................. $111,396  $ 94,748  $ 96,894
  Europe.........................................   11,656     6,960     4,986
  Israel and Rest of the World...................   20,358    15,781    10,940
                                                  --------  --------  --------
    Consolidated................................. $143,410  $117,489  $112,820
                                                  ========  ========  ========

  No individual subsidiary had sales to unaffiliated customers or has identifiable assets of 10 percent or more of the related consolidated amounts. Transfers between geographic regions represent intercompany license and service revenue accounted for at prices representative of unaffiliated party transactions.

NOTE 8--ACQUISITIONS

  On May 12, 1995, the Company acquired Blue Lagoon Software ("Blue Lagoon"), a developer of client/server debugging technology, in exchange for 66,000 shares of the Company's Common Stock and assumption of liabilities of Blue Lagoon. The acquisition was accounted for as a purchase. The purchase price, acquisition costs and net liabilities assumed aggregated approximate $2.3 million, of which $2.2 million was allocated to in-process research and development and taken as a one-time charge to operating expenses based on an independent appraisal obtained by the Company. The remaining amount was allocated to intangibles, including technology of the existing product line. The Company has integrated the acquired technology into its existing products.

  On December 15, 1995, the Company acquired EBY Semantica ("Semantica"), a developer of client/server technology, for $3.0 million in cash. In addition, in December, the Company acquired certain other related technology from a U.S. university for $425,000. The acquisitions were accounted for using the purchase method of accounting. The purchase price and acquisition costs aggregated approximately $4.1 million, and were allocated to in-process research and development expense based on an independent appraisal obtained by the Company.

  In conjunction with the integration of Blue Lagoon's and Semantica's operations and technology, the Company assessed the impact on its ongoing operations and product development strategy. As a result, during

                        MERCURY INTERACTIVE CORPORATION

1995, the Company recorded non-recurring charges primarily related to the write-off of obsolete technology and fixed assets totaling approximately $900,000 ( $450,000 related to Blue Lagoon and $450,000 related to Semantica), and incurred approximately $2.5 million in special incentive compensation for management, customer support, research and development and marketing, selling and general and administrative personnel ($800,000 related to Blue Lagoon and $1.7 million related to Semantica).

  On September 30, 1997, the Company acquired certain in-process technologies from Dixon Software Technology, an unrelated company, for $4.5 million and related acquisition costs of $1.0 million. As a result of this purchase, the Company recorded a one-time charge of $5.5 million during the year ended December 31, 1997.

NOTE 9--LEGAL MATTERS

  During 1994 and 1995, the Company and its Chairman had been engaged in the defense of certain lawsuits brought by a former employee. As a result of settlement negotiations, the matters were settled for $2.0 million which the Company recorded during the fourth quarter of 1995.

  During 1995, the Company was engaged in the defense of a lawsuit which alleged that an employee of the Company attempted to copy a software program without authorization. The matter was settled on March 7, 1996 and, as a result, the Company recorded a charge of $2.6 million during the quarter ending March 31, 1996 reflecting settlement costs and related legal fees.

                        MERCURY INTERACTIVE CORPORATION

                       UNAUDITED QUARTERLY FINANCIAL DATA

                                                         QUARTER ENDED
                          ---------------------------------------------------------------------------
                          DEC. 31, SEPT. 30, JUNE 30, MARCH 31, DEC. 31, SEPT. 30, JUNE 30, MARCH 31,
                            1997     1997      1997     1997      1996     1996      1996     1996
                          -------- --------- -------- --------- -------- --------- -------- ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
 License................  $18,800   $14,300  $12,300   $11,283  $13,920   $11,400  $ 9,350   $ 8,600
 Service................    5,400     5,300    5,200     4,117    3,330     2,800    2,750     2,400
                          -------   -------  -------   -------  -------   -------  -------   -------
 Total revenue..........   24,200    19,600   17,500    15,400   17,250    14,200   12,100    11,000
                          -------   -------  -------   -------  -------   -------  -------   -------
Cost of revenue:
 License................    1,382     1,073      992       904    1,172     1,042      709       496
 Service................    1,879     1,520    1,612     1,214      998       824      786       632
                          -------   -------  -------   -------  -------   -------  -------   -------
 Total cost of revenue..    3,261     2,593    2,604     2,118    2,170     1,866    1,495     1,128
                          -------   -------  -------   -------  -------   -------  -------   -------
Gross profit............   20,939    17,007   14,896    13,282   15,080    12,334   10,605     9,872
                          -------   -------  -------   -------  -------   -------  -------   -------
Operating expenses:
 Research and
  development, net......    2,479     2,970    2,928     2,556    2,504     2,756    2,373     1,763
 Write off of in-process
  research and
  development and
  related expenses......      --      5,500      --        --       --        --       --        --
 Marketing and selling..   11,302     9,154    8,574     7,774    8,477     7,547    6,976     6,360
 General and
  administrative........    1,583     1,786    1,563     1,430    1,159     1,093    1,054       807
 Settlement of
  litigation............      --        --       --        --       --        --       --      2,600
                          -------   -------  -------   -------  -------   -------  -------   -------
 Total operating
  expenses..............   15,364    19,410   13,065    11,760   12,140    11,396   10,403    11,530
                          -------   -------  -------   -------  -------   -------  -------   -------
Income (loss) from
 operations.............    5,575    (2,403)   1,831     1,522    2,940       938      202    (1,658)
Other income, net.......      738       816      846       709      884       856      776       845
                          -------   -------  -------   -------  -------   -------  -------   -------
Income (loss) before
 provision for income
 taxes..................    6,313    (1,587)   2,677     2,231    3,824     1,794      978      (813)
Provision for income
 taxes..................    1,263       683      535       446      763       359      198      (163)
                          -------   -------  -------   -------  -------   -------  -------   -------
Net income (loss).......  $ 5,050   $(2,270) $ 2,142   $ 1,785  $ 3,061   $ 1,435  $   780   $  (650)
                          =======   =======  =======   =======  =======   =======  =======   =======
Net income (loss) per
 share (basic)..........  $  0.30   $ (0.14) $  0.13   $  0.11  $  0.19   $  0.09  $  0.05   $ (0.04)
                          =======   =======  =======   =======  =======   =======  =======   =======
Net income (loss) per
 share (diluted)........  $  0.28   $ (0.14) $  0.13   $  0.11  $  0.19   $  0.09  $  0.05   $ (0.04)
                          =======   =======  =======   =======  =======   =======  =======   =======
Weighted average common
 shares (basic).........   16,653    16,433   16,267    16,137   16,028    15,990   15,837    15,759
                          =======   =======  =======   =======  =======   =======  =======   =======
Weighted average common
 shares (diluted).......   18,339    16,433   17,001    16,644   16,502    16,614   16,564    15,759
                          =======   =======  =======   =======  =======   =======  =======   =======

                                                                     SCHEDULE II

                        MERCURY INTERACTIVE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                             ADDITIONS
                                  BALANCE AT CHARGED TO DEDUCTIONS  BALANCE AT
                                  BEGINNING  COSTS AND   BAD DEBTS    END OF
           DESCRIPTION            OF PERIOD   EXPENSES  CHARGED OFF   PERIOD
           -----------            ---------- ---------- ----------- ----------
Reserve for sales returns and
 doubtful accounts receivable:
  December 31, 1997..............   $1,136     $1,927     $1,185      $1,878
  December 31, 1996..............   $  705     $2,831     $2,400      $1,136
  December 31, 1995..............   $  115     $  990     $  400      $  705

                                 EXHIBIT INDEX

  2.1(6)    Agreement and Plan of Reorganization by and among the Company, Blue
            Lagoon Software and David L. Cherin dated April 25, 1995.
  2.2(10)   Share Purchase Agreement between the Company and EBY-Semantica, executed December 12, 1995.
  3.3(1)    Certificate of Incorporation of Registrant, as amended and restated
            to date.
  3.4(1)    By-laws of Registrant, as amended to date.
 10.1(1,2)  1989 Stock Option Plan and forms of Incentive Stock Option
            Agreement and Nonstatutory Stock Option Agreement.
 10.2(1)    Form of Directors' and Officers' Indemnification Agreement.
 10.3(1)    Registration and Information Rights Agreement made as of March 13,
            1992.
 10.4(7)    Lease Agreement dated August 19, 1994 between the Registrant, and
            Microtec Research, Inc., covering the property at 470 Potrero
            Avenue, Sunnyvale, California.
 10.5(1)    Lease Agreement dated August 30, 1990 between the Registrant and
            Reuven Down covering the property at 4 Hayotzrim Street, Or
            Yehudah, a suburb of Tel Aviv, Israel (translated from original
            Hebrew).
 10.7(1)    Consulting Agreement by and between the Registrant and Aryeh
            Finegold, dated March 1, 1992.
 10.8(1)    Agreement by and between Mercury Interactive (Israel) Limited, a wholly-owned subsidiary of the Registrant ("Mercury Israel"), and the Office of the Chief Scientist in the Ministry of Industry and
            Trade dated February 11, 1991 (translation from original Hebrew).
 10.9(1)    Agreement by and between Mercury Israel and the Office of the Chief
            Scientist in the Ministry of Industry and Trade dated February 10,
            1992 (translation from original Hebrew).
 10.10(1)   Agreement by and between Mercury Israel and the Office of the Chief
            Scientist in the
            Ministry of Industry and Trade dated December 13, 1992 (translation from original
            Hebrew).
 10.11(1,2) Form of 1993 Employee Stock Purchase Plan and form of Agreements.
 10.12(1)   401(k) Plan.
 10.14(1)   Microsoft Solutions Channel Alliance Agreement dated March 5, 1993 between Registrant and Microsoft Corporation.
 10.15(2,4) 1994 Directors' Stock Option Plan and form of Agreements.
 10.16(3)   Agreement by and between Mercury Israel and the Office of the Chief
            Scientist in the Ministry of Industry and Trade dated May 5, 1993
            (translation from original Hebrew).
 10.17(3)   Agreement by and between Mercury Israel and the Office of the Chief
            Scientist in the Ministry of Industry and Trade dated June 21, 1993
            (translation from original Hebrew).
 10.18(3)   Agreement by and between Mercury Israel and the Fund for the
            Encouragement of Marketing Abroad in the Ministry of Industry and
            Trade dated February 15, 1993 (translation from original Hebrew).
 10.19(5)   Agreement by and between Mercury Israel and the Office of the Chief
            Scientist in the Ministry of Industry and Trade dated November 13,
            1994 (translation from original Hebrew).
 10.20(5)   Agreement by and between Mercury Israel and the Office of the Chief
            Scientist in the Ministry of Industry and Trade dated November 13,
            1994 (translation from original Hebrew).

 10.21(7) Agreement by and between Mercury Israel and the Fund for the Encouragement of Marketing Abroad in the Ministry of Industry and Trade dated January 1, 1996 (translation from original Hebrew).
 10.22(7)  Agreement by and between Mercury Israel and the Office of the Chief
           Scientist in the Ministry of Industry and Trade dated September 30,
           1995 (translation from original Hebrew).
 10.23(7)  Agreement by and between Mercury Israel and the Office of the Chief
           Scientist in the Ministry of Industry and Trade dated September 30,
           1995 (translation from original Hebrew).
 10.24(8)  Preferred Share Purchase Rights Agreement.
 10.25(9)  1996 Supplemental Stock Plan.
 10.26(11) Purchase Agreement between Mercury Interactive Corporation and Dixon
           Software Technology dated September 30, 1997.
 10.27(11) Purchase and Sale Agreement and Joint Escrow Instructions by and between Mercury Interactive Corporation and M. C. Securities, LLC dated July 1, 1997.
 21.1      Subsidiaries of Registrant.
 23.1      Consent of Independent Accountants.
 24.1      Power of Attorney (see page 25).
 27.1      Financial Data Schedule

--------
 (1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 33-68554), which was declared effective on October 29, 1993.
 (2) Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K.
 (3) Exhibits 10.16, 10.17 and 10.18 are incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, filed with the Form 10-Q for the three month period ended March 31, 1994.
 (4) Incorporated by reference to identically numbered exhibits filed with the Form 10-Q for the three month period ended September 30, 1994.
 (5) Incorporated by reference to identically numbered exhibits filed with the Form 10-K for the year ended December 31, 1994.
 (6) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-3, No. 33-95066, filed with the Securities and Exchange Commission on July 27, 1995.
 (7) Incorporated by reference to the identically numbered exhibit filed with the Form 10-K for the year ended December 31, 1995.
 (8) Incorporated by reference to the Exhibit 1 to the Company's Form 8-A, filed with the Securities and Exchange Commission on July 9, 1996.
 (9) Incorporated by reference to Exhibit 4.2 to the Company's Registrations Statement of Form S-8, No. 333-09913, filed with the Securities and Exchange Commission on August 9, 1996.
(10) Incorporated by reference to Exhibit 2.2, filed with the Company's Form 10-K for the year ended December 31, 1996.
(11) Exhibits 10.26 and 10.27 are incorporated by reference to Exhibits 10.1 and 10.2, respectively, filed with the Form 10-Q for the three month period ended September 30, 1997.