Form 10-Q
period 1998-03-31
MERCURY INTERACTIVE CORPORATION
filed 1998-05-15
CIK 867058

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number :  0-22350


                        MERCURY INTERACTIVE CORPORATION
            (Exact name of registrant as specified in its charter)


             Delaware                                       77-0224776
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification No.)

              1325 Borregas Avenue, Sunnyvale, California  94089
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (408) 822-5200

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES [X]    NO [_]

  The number of shares of Registrant's Common Stock outstanding as of April 30, 1998 was 17,245,267.

                        MERCURY INTERACTIVE CORPORATION
                        -------------------------------

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION

                                                              Page No.
                                                              --------
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets -
               March 31, 1998 and December 31, 1997               3

          Condensed Consolidated Statements of Operations -
               Three months ended March 31, 1998 and 1997         4

          Condensed Consolidated Statements of Cash Flows -
               Three months ended March 31, 1998 and 1997         5

          Notes to Condensed Consolidated Financial Statements    6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                8

Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                       13

 PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                       14

SIGNATURE                                                        15

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                        MERCURY INTERACTIVE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                              March 31,          December 31,
                                                1998                1997
                                             (unaudited)          (audited)
                                             -----------        --------------
ASSETS
Current assets:
  Cash and cash equivalents                  $     60,135       $   57,211
  Short-term investments                           39,065           31,357
  Trade accounts receivable                        19,960           23,782
  Government grants and other receivables           5,786            3,606
  Inventories                                         189              252
  Other current assets                              4,370            2,954
                                                 --------          -------
     Total current assets                         129,505          119,162

Long-term investments                               1,015            3,771
Property and equipment, net                        22,947           19,292
Other assets                                        1,035            1,185
                                                 --------          -------
                                             $    154,502       $  143,410
                                                 ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $      5,049       $    4,045
  Accrued liabilities                              15,456           15,411
  Deferred revenue                                 13,941           10,967
                                                 --------          -------
     Total current liabilities                     34,446           30,423
                                                 --------          -------

Commitments and contingencies

Stockholders' equity:
  Common stock                                         34               33
  Capital in excess of par value                  111,902          107,800
  Cumulative translation adjustment                  (284)            (424)
  Retained earnings                                 8,404            5,578
                                                 --------          -------
     Total stockholders' equity                   120,056          112,987
                                                 --------          -------
                                                 $154,502       $  143,410
                                                 ========          =======



     See accompanying notes to condensed consolidated financial statements
     ---------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                     Three months ended
                                                          March 31,
                                                     1998        1997
                                                     ----        ----
Revenue:
 License                                          $ 15,600    $  11,283
 Service                                             6,600        4,117
                                                   -------     --------
    Total revenue                                   22,200       15,400
                                                   -------     --------
Cost of revenue:
 License                                             1,329          904
 Service                                             2,334        1,214
                                                   -------     --------
    Total cost of revenue                            3,663        2,118
                                                   -------     --------
Gross profit                                        18,537       13,282
                                                   -------     --------

Operating expenses:
 Research and development, net                       3,023        2,556
 Marketing and selling                              10,983        7,774
 General and administrative                          1,849        1,430
                                                   -------     --------
  Total operating expenses                          15,855       11,760
                                                   -------     --------
Income from operations                               2,682        1,522
Other income, net                                      850          709
                                                   -------     --------
Income before provision for income
 taxes                                               3,532        2,231
Provision for income taxes                             706          446
                                                   -------     --------
Net income                                        $  2,826    $   1,785
                                                   =======     ========
Net income per share (basic)                      $   0.17    $    0.11
                                                   =======     ========
Net income per share (diluted)                    $   0.15    $    0.11
                                                   =======     ========

Weighted average common shares (basic)              16,992       16,137
Weighted average common shares
  and equivalents (diluted)                         19,141       16,644

     See accompanying notes to condensed consolidated financial statements
     ---------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                            Three months ended
                                                                 March 31,
                                                             1998        1997
                                                           --------    --------
Net cash provided by operating activities                $   8,270     $ 5,714

Cash flows from investing activities:
  Investment purchases, net                                 (4,952)     (2,711)
  Acquisition of property and equipment                     (4,637)     (1,407)
                                                           -------      ------
         Net cash used in investing activities              (9,589)     (4,118)
                                                           -------      ------

Cash flows from financing activities:
  Proceeds from issuance of common stock                     4,103       1,298
                                                           -------      ------
         Net cash provided by financing activities           4,103       1,298
                                                           -------      ------

Effect of exchange rate changes on cash                        140        (262)
                                                           -------      ------
Net increase (decrease) in cash and cash equivalents        (2,924)      2,632
Cash and cash equivalents at beginning of period            57,211      44,337
                                                           -------      ------
Cash and cash equivalents at end of period               $  60,135    $ 46,969
                                                           =======      ======

     See accompanying notes to condensed consolidated financial statements
     ---------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, included in the 1997 Form 10-K. The condensed consolidated statement of operations for the three months ended March 31, 1998 is not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 1998.

2. The portfolio of short and long-term investments is carried at amortized cost as of the balance sheet date and consists of investments in high-quality financial, government and corporate securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has categorized its marketable securities as "held to maturity" securities. The investments, which all have contractual maturities of less than two years, are carried at amortized cost plus accrued interest. Realized gains or losses are determined based on the specific identification method and are reflected in other income.

3. The effective tax rate for the three months ended March 31, 1998 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel.

4. The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $802,000 and $676,000 in the first quarter ended March 31, 1998 and 1997, respectively. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and, for certain grants, up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $525,000 and $414,000 for the quarters ended March 31, 1998 and 1997, respectively. As of March 31, 1998, the Company is committed to pay, if and when incurred, approximately $4.5 million in royalties.

5. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are accumulated in a separate section of stockholders' equity titled, "Cumulative translation adjustments." Also included are the effects of exchange rate changes on the intercompany transactions of a long-term investment nature.

     An analysis of this account follows:



                                  Three months ended March 31,
                                  ----------------------------
                                          1998   1997
                                          -----  -----
     Opening balance                     $(424) $ (99)
     Translation adjustments               140   (262)
                                          ----   ----
     Ending balance                      $(284) $(361)

6. Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share," (SFAS
     128). SFAS 128 requires the Company to report both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average common shares outstanding and all dilutive potential common shares outstanding. All periods presented herein have been restated to reflect the adoption of SFAS 128. For the quarters ended March 31, 1998 and 1997, dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans. The following table summarizes the Company's earnings per share computations for the quarters ended March 31, 1997 and 1998:

                                         Net    Average  Earnings
                                        income  shares   per share
                                        ------  -------  ---------
     March 31, 1997:
          Basic earnings per share....  $1,785   16,137      $0.11
          Dilutive adjustments........              507
                                        ------   ------
          Diluted earnings per share..  $1,785   16,644      $0.11
                                        ------   ------

     March 31, 1998:
          Basic earnings per share....  $2,826   16,992      $0.17
          Dilutive adjustments........            2,149
                                        ------   ------
          Diluted earnings per share..  $2,826   19,141      $0.15
                                        ------   ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward looking statements and other forward looking statements made elsewhere in this document are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Please read the section below titled "Factors that may affect future results" to review conditions which the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. Forward looking statements include, but are not limited to, those items identified with a footnote symbol. The Company undertakes no obligation to update the information contained herein.

RESULTS OF OPERATIONS

     REVENUE

     License revenue increased 38% to $15.6 million during the first quarter of 1998 from $11.3 million in the first quarter of 1997. The Company's growth in license revenue was primarily attributable to growth in license fees from the LoadRunner, WinRunner and TestDirector products. License revenue in the first quarter of 1998 also benefited from the Company's alternate distribution channels, such as referral partners, system integrators and value added resellers. Revenue generated through alternate channels represented approximately 49% and 41% of license fees during the quarters ended March 31, 1998 and 1997, respectively.

     Service revenue increased to $6.6 million or 30% of total revenue in the first quarter of 1998 from $4.1 million or 27% of total revenue in the first quarter of 1997. This increase in service revenue in 1998 compared to 1997 was primarily due to the renewal of maintenance contracts and an increase in training and consulting revenue. The Company expects that service revenue will continue to increase in absolute dollars as long as the Company's customer base continues to grow./1/

     International revenue represented 35% of total revenue in the quarters ended March 31, 1998 and 1997. The Company expects international revenue to continue to increase in absolute dollars, however, achievement of these results cannot be assured. /1/

     COST OF REVENUE

     License cost of revenue, as a percentage of license revenue, increased to 9% in the first quarter of 1998 from 8% in the first quarter of 1997. License cost of revenue includes cost of production personnel, product packaging and amortization of capitalized software development costs.

     Service cost of revenue, as a percentage of service revenue was 35% in the first quarter of 1998 compared to 29% in the first quarter of 1997. Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. The increased service cost of revenue in the first quarter of 1998 reflects increased outsourcing of training and consulting.

     RESEARCH AND DEVELOPMENT

     For the quarter ended March 31, 1998, research and development, net was $3.0 million, or 14% of total revenue, compared to $2.6 million, or 17% of total revenue in the first quarter of 1997. The increase in spending reflects increased personnel costs partially offset by foreign currency translation benefit on expenses incurred in shekels in Israel.

     The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $802,000 and $676,000 in the quarters ended March 31, 1998 and 1997, respectively. These grants are accounted for using the cost reduction method, under which research

___________________________________
/1/ Forward looking statement
and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $525,000 and $414,000 for the quarters ended March 31, 1998 and 1997, respectively. As of March 31, 1998, the Company is committed to pay, if and when incurred, $4.5 million in royalties.

     During the quarter ended March 31, 1998, the Company did not capitalize any software development costs. The Company capitalized $150,000 of software development costs during the first quarter ended March 31, 1997, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization charges included in cost of license revenues were $150,000 in each of the quarters ended March 31, 1998 and 1997. At March 31, 1998 and December 31, 1997, the Company had a balance in capitalized software development costs of approximately $1.0 million and $1.2 million, respectively.

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

     MARKETING AND SELLING

     Marketing and selling expenses were $11.0 million, or 49% of total revenue in the quarter ended March 31, 1998, compared to $7.8 million, or 50% of total revenue in the quarter ended March 31, 1997. The increase in absolute dollars in marketing and selling expense was primarily due to an increase in commission expense attributable to the higher revenue level and other personnel-related costs reflecting the growth in sales headcount. The Company expects marketing and selling expenses to increase in absolute dollars as total revenue increases, but such expenses may vary as a percentage of revenue./1/

     GENERAL AND ADMINISTRATION

     General and administrative expenses were $1.8 million or 8% of total revenue in the quarter ended March 31, 1998, compared to $1.4 million or 9% of total revenue in the quarter ended March 31, 1997. The increase in absolute dollars reflected increased personnel and information systems costs.

     OTHER INCOME, NET

     Other income, net consists primarily of interest income and foreign exchange gains and losses. The increase in other income, net to $850,000 in the quarter ended March 31, 1998, from $709,000 in the quarter ended March 31, 1997, reflected increased interest income on higher average cash and investment balances in the quarter ended March 31, 1998.

     PROVISION FOR INCOME TAXES

     The Company participates in special programs sponsored by the government of Israel relating to taxation, contributing to significant lower income tax expense than expected based on the U.S. federal income tax rate. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions.

     NET INCOME

_________________________________
/1/ Forward looking statement

     The Company reported net income of $2.8 million in the quarter ended March 31, 1998, compared to net income of $1.8 million in the quarter ended March 31, 1997. The Company's operating expenses are based, in part, on its expectations of future revenues, and expenses are generally incurred in advance of revenues. The Company plans to continue to expand and increase its operating expenses to support anticipated revenue growth./1/ If revenue does not materialize in a quarter as expected, the Company's results from operations for that quarter are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with its revenue.

     INFLATION

     Inflation has not had a significant impact on the Company's operating results to date.

     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I - Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997, contained in the Company's 1997 Form 10-K. The Company has identified certain forward looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations with a footnote symbol. The Company may also make oral forward looking statements from time to time. Actual results may differ materially from those projected in any such forward looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

     The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The Company believes that a major factor in its future success will be its ability to continue to develop and introduce in a timely and cost-effective manner enhancements to its existing products and new products that will gain market acceptance. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products or enhancements successfully, that any such new products or enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new products in the future. If the Company is unable to introduce new products or enhancements and respond to industry changes on a timely basis, its business could be materially adversely affected.

     The market for automated software testing products is relatively new and not well penetrated. Marketing and sales techniques in the automated software testing marketplace, as well as the bases for competition, are not well established. There can be no assurance that a significant market for automated software testing products will continue to expand or that the Company's products will be accepted in any expanded market. Although the Company believes that the current trend toward increased use of automated software testing will continue, a majority of software testing is still carried out manually, and there can be no assurance that the automated software market will enjoy continued growth./1/

     The Company's current products and products under development are limited in number and concentrated exclusively in the software testing market. The life cycles of the Company's products are difficult to estimate due, in large measure, to the recent emergence of the Company's market as well as the unknown future effect of product enhancements and competition. Price reductions or declines in demand for the Company's software testing products, whether as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's results of operations or financial position.

     The Company may from time to time experience significant fluctuation in quarterly operating results due to a variety of factors. Such fluctuations in quarterly operating results may occur in the future due to many factors, some

________________________________
/1/ Forward looking statement
of which are outside of the Company's control. Products are generally shipped as orders are received, and, consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. In particular, the Company has historically received a substantial portion of its orders at the end of a quarter, up to the last few days of a quarter. If an unanticipated order shortfall occurs at the end of a quarter, the Company's operating results for the quarter could be materially adversely affected. In addition, product orders are affected by the buying patterns of customers. The buying trends of customers are further impacted by internal budgetary considerations relating to Year 2000 remediation efforts. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. All of the foregoing may result in unanticipated quarterly earning shortfalls or losses. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     The market for software products, in general, is highly competitive. The Company continues to face direct competition from established and emerging companies, both publicly and privately-held. In the past eighteen months, a number of the Company's competitors have been consolidated through acquisitions and may have significantly greater resources than the Company. There could be a material adverse effect on the Company's results of operations or financial position if any of the major software manufacturers, which have significantly greater resources than the Company, decided to devote substantial resources to entering the software testing market or if there is an increase in developing testing utilities internally by the Company's customers or potential customers. A variety of external and internal factors could materially adversely affect the Company's ability to compete. These include the relative functionality, price, performance and reliability of the products offered by the Company and its competitors, the timing and success of new product development or enhancement efforts of the Company and its competitors, and the effectiveness of the marketing efforts of the Company and its competitors. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially adversely affect the Company's business.

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

     Certain of the Company's sales are made in currencies other than the U.S. Dollar and its financial results are reported in U.S. Dollars. Fluctuations in the rates of exchange between the U.S. Dollar and other currencies may have a material adverse effect on the Company's results of operations and financial position. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

     As part of its growth strategy, the Company may, from time to time, acquire or invest in complementary businesses, products or technologies. For example, in the third quarter of 1997, the Company purchased certain technologies which the Company plans to integrate into the next version of the Company's products. While there are currently no commitments with respect to any particular acquisition or investment, the Company's management frequently evaluates the strategic opportunity available related to complimentary businesses, products or technologies. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition or investment will be realized. Future acquisitions or investments by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.


_________________

/1/ Forward looking statement

     Since its inception, the Company has obtained royalty-bearing grants from various Israeli government agencies. The Company expects to receive additional grants in the future./1/ Any such grants will likely decline as a percentage of gross research and development spending and there can be no assurance that the Company will receive any such grants. Termination or substantial reduction of such grants or changes in revenue classification could have a material adverse effect on the Company. The terms of certain grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the government of Israel. As a result, if the Company is unable to obtain the consent of the government of Israel, the Company may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel.

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

     The Company's stock price, has been and will continue to be, subject to significant volatility. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. If revenues or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate and significant impact on the Company's stock price. In addition, the Company's

____________________
/1/ Forward looking statement
stock price may be affected by broader market trends that may be unrelated to the Company's performance.

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

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company's short-term and long-term investments consisted of investments in high-quality financial, government and corporate securities. Cash, cash equivalents and investments increased to $100.2 million at March 31, 1998, from $92.3 million at December 31, 1997. During the quarter ended March 31, 1998, the Company generated approximately $8.3 million from operations due primarily to profits from operations, collection of trade receivables and an increase in deferred revenue. In addition, during the quarter ended March 31, 1998, the Company received $4.1 million from the issuance of Common Stock under the employee stock option and purchase plans.

     During the quarter ended March 31, 1998, the Company's primary investing activities were purchases of property and equipment totaling $4.6 million. This included $2.0 million for improvements to the Company's new headquarters building in Sunnyvale, California and $850,000 for construction of a new research and development facility in Israel. The Company expects to spend an additional $7.2 million to complete construction of the Israel facility before relocating its Israel subsidiary there in 1999.

     Assuming there is no significant change in the Company's business, the Company believes that its current cash and investment balances and cash flow from operations, will be sufficient to fund the Company's cash needs for at least the next twelve months./1/


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company has an investment portfolio of fixed income securities that are classified as "held to maturity" securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities.


________________________
/1/ Forward looking statement

                        MERCURY INTERACTIVE CORPORATION

PART II. OTHER INFORMATION
--------------------------


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 27 -   Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1998              MERCURY INTERACTIVE CORPORATION
                                              (Registrant)


                                           /s/ Sharlene Abrams
                                 -------------------------------------------
                                 Sharlene Abrams
                                 Vice-President of Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)