Form 10-Q
period 1998-06-30
MERCURY INTERACTIVE CORPORATION
filed 1998-08-14
CIK 867058

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

The number of shares of Registrant's Common Stock outstanding as of July 31, 1998 was 17,409,263.

                       MERCURY INTERACTIVE CORPORATION
                       -------------------------------

                                    INDEX
                                    -----

PART I.  FINANCIAL INFORMATION


                                                                               Page No.
                                                                               --------
Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets -
                    June 30, 1998 and December 31, 1997                            3

              Condensed Consolidated Statements of Operations -
                    Three and six months ended June 30, 1998 and 1997              4

              Condensed Consolidated Statements of Cash Flows -
                    Six months ended June 30, 1998 and 1997                        5

              Notes to Condensed Consolidated Financial Statements                 6

Item 2.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                            8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk           14


PART II.  OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Stockholders                      15

Item 6.       Exhibits and Reports on Form 8-K                                     15

SIGNATURE                                                                          16

INDEX TO EXHIBITS                                                                  17


PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                        MERCURY INTERACTIVE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                             June 30,    December 31,
                                                              1998          1997
                                                           (unaudited)    (audited)
                                                           -----------   -----------

ASSETS
Current assets:
    Cash and cash equivalents                             $   71,476    $    57,211
    Short-term investments                                    36,318         31,357
    Trade accounts receivable                                 18,981         23,782
    Government grants and other receivables                    3,970          3,606
    Inventories                                                  205            252
    Other current assets                                       6,179          2,954
                                                            --------       --------
        Total current assets                                 137,129        119,162

Long-term investments                                          1,498          3,771
Property and equipment, net                                   25,620         19,292
Other assets                                                     885          1,185
                                                            --------      ---------
                                                          $  165,132    $   143,410
                                                            ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $    5,221    $     4,045
    Accrued liabilities                                       15,786         15,411
    Deferred revenue                                          18,365         10,967
                                                            --------       --------
        Total current liabilities                             39,372         30,423
                                                            --------       --------

Commitments and contingencies

Stockholders' equity:
    Common stock                                                  35             33
    Capital in excess of par value                           113,651        107,800
    Cumulative translation adjustment                           (363)          (424)
    Retained earnings                                         12,437          5,578
                                                            --------       --------
        Total stockholders' equity                           125,760        112,987
                                                            --------       --------
                                                          $  165,132    $   143,410
                                                            ========       ========




     See accompanying notes to condensed consolidated financial statements
     ---------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)



                                                          Three months ended        Six months ended
                                                              June 30,                  June 30,
                                                           1998        1997         1998         1997
                                                           ----        ----         ----         ----
Revenue:
   License                                            $   19,100   $  12,300    $  34,700   $    23,583
   Service                                                 8,100       5,200       14,700         9,317
                                                        --------     -------      -------      --------
       Total revenue                                      27,200      17,500       49,400        32,900
                                                        --------     -------      -------      --------
Cost of revenue:
   License                                                 1,550         992        2,879         1,896
   Service                                                 2,600       1,612        4,934         2,826
                                                        --------     -------      -------      --------
       Total cost of revenue                               4,150       2,604        7,813         4,722
                                                        --------     -------      -------      --------

Gross profit                                              23,050      14,896       41,587        28,178
                                                        --------     -------      -------      --------

Operating expenses:
   Research and development, net                           3,656       2,928        6,679         5,484
   Marketing and selling                                  13,379       8,574       24,362        16,348
   General and administrative                              1,899       1,563        3,748         2,993
                                                        --------     -------      -------      --------
       Total operating expenses                           18,934      13,065       34,789        24,825
                                                        --------     -------      -------      --------

Income from operations                                     4,116       1,831        6,798         3,353
Other income, net                                            925         846        1,775         1,555
                                                        --------     -------      -------      --------
Income before provision for income taxes                   5,041       2,677        8,573         4,908
Provision for income taxes                                 1,008         535        1,714           981
                                                        --------     -------      -------      --------
Net income                                            $    4,033   $   2,142   $    6,859   $     3,927
                                                        ========     =======      =======      ========
Net income per share (basic)                          $     0.23   $    0.13   $     0.40   $      0.24
                                                        ========     =======      =======      ========
Net Income per share (diluted)                        $     0.21   $    0.13   $     0.36   $      0.23
                                                        ========     =======      =======      ========


Weighted average common shares (basic)                    17,285      16,267       17,138        16,202
                                                        ========     =======      =======        ======

Weighted average common shares
  and equivalents (diluted)                               19,410      17,001       19,275        16,823
                                                        ========     =======      =======        ======




     See accompanying notes to condensed consolidated financial statements
     ---------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                         Six months ended
                                                                              June 30,
                                                                        1998            1997
                                                                      --------       --------

Net cash provided by operating activities                           $   19,443      $   8,856

Cash flows from investing activities:
  Investment purchases, net                                             (2,688)        (8,095)
  Acquisition of property and equipment                                 (8,404)        (2,610)
  Capitalization of software development costs                               -           (300)
                                                                       -------        -------
         Net cash used in investing activities                         (11,092)       (11,005)
                                                                       -------        -------


Cash flows from financing activities:
  Proceeds from issuance of common stock                                 5,853          1,849
                                                                       -------        -------
         Net cash provided by financing activities                       5,853          1,849
                                                                       -------        -------

Effect of exchange rate changes on cash                                     61           (276)
                                                                       -------        -------
Net increase (decrease) in cash and cash equivalents                    14,265           (576)
Cash and cash equivalents at beginning of period                        57,211         44,337
                                                                       -------        -------
Cash and cash equivalents at end of period                          $   71,476      $  43,761
                                                                       =======        =======







     See accompanying notes to condensed consolidated financial statements
     ---------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, included in the 1997 Form 10-K. The condensed consolidated statement of operations for the six months ended June 30, 1998 is not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 1998.

2. The effective tax rate for the six months ended June 30, 1998 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel.

3. The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $410,000 and $1.2 million in the quarter and the six months ended June 30, 1998, respectively, and $379,000 and $1.1 million in the quarter and the six months ended June 30, 1997, respectively. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and, for certain grants, up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $586,000 and $1.1 million for the quarter and the six months ended June 30, 1998, respectively, and $453,000 and $867,000 for the quarter and the six months ended June 30, 1997, respectively. As of June 30, 1998, the Company is committed to pay, if and when incurred, approximately $5.0 million in royalties.

4. Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share," (SFAS
     128). SFAS 128 requires the Company to report both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average common shares outstanding and all dilutive potential common shares outstanding. For the quarters ended June 30, 1998 and 1997, dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans. The following table summarizes the Company's earnings per share computations for the quarters ended June 30, 1997 and 1998:


                                            Net      Average    Earnings
                                           income     shares    per share
                                          --------   --------   ---------
     June 30, 1997:
             Basic earnings per share.... $  2,142     16,267     $  0.13
             Dilutive adjustments........        -        734
                                          --------    -------
             Diluted earnings per share.. $  2,142     17,001     $  0.13
                                          ========    =======

     June 30, 1998:
             Basic earnings per share.... $  4,033     17,285     $  0.23
             Dilutive adjustments........        -      2,125
                                          --------    -------
             Diluted earnings per share.. $  4,033     19,410     $  0.21
                                          ========    =======

     At June 30, 1998 there were no options considered anti-dilutive. At June 30, 1997, options to purchase a total of 181,836 shares of common stock with an average exercise price of $18.16 were considered anti-dilutive because the options' exercise price was greater than the average fair market value of the Company's common stock for the quarter then ended.

5. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are accumulated in a separate section of stockholders' equity titled, "Cumulative translation adjustment." Also included are the effects of exchange rate changes on the intercompany transactions of a long-term investment nature. An analysis of this account follows :


                                 Three months ended           Six months ended
                                      June 30,                    June 30,
                                  1998       1997             1998       1997
                                --------   --------         --------    -------
     Opening balance             $ (284)    $ (361)          $ (424)    $  (99)
     Translation adjustments        (79)       (14)              61       (276)
                                 -------    -------          -------    -------
     Ending balance              $ (363)    $ (375)          $ (363)    $ (375)
                                 =======    =======          =======    =======



6. In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS 133 to have a material impact on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward looking statements and other forward looking statements made elsewhere in this document are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Please read the section below titled "Factors that may affect future results" to review conditions which the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. Forward looking statements include, but are not limited to, those items identified with a footnote symbol/1/. The Company undertakes no obligation to update the information contained herein.


RESULTS OF OPERATIONS

         REVENUE

         License revenue increased 55% to $19.1 million during the second quarter of 1998 from $12.3 million in the second quarter of 1997. License revenue increased 47% to $34.7 million during the six months ended June 30, 1998 from $23.6 million during the six months ended June 30, 1997. The Company's growth in license revenue reflected growth in license fees from the LoadRunner, WinRunner and Test Director products, particularly for use by customers to test Year 2000 remediation applications and electronic business and enterprise resource planning application deployments. License revenue in the second quarter of 1998 also benefited from increased productivity from the Company's alternate distribution channels, such as referral partners, system integrators and value added resellers.

         Service revenue increased to $8.1 million or 30% of total revenue in the second quarter of 1998 from $5.2 million or 30% of total revenue in the second quarter of 1997 and increased to $14.7 million, or 30% of total revenue in the six months ended June 30, 1998, from $9.3 million, or 28% of total revenue in the six months ended June 30, 1997. This increase of service revenue in absolute dollars in 1998 compared to 1997 was primarily due to the renewal of maintenance contracts and an increase in training and consulting revenue. The Company expects that service revenue will continue to increase in absolute dollars as long as the Company's customer base continues to grow./1/

         North American revenue in both the quarter and the six months ended June 30, 1998 represented 65% of total revenue. International revenue in both the quarter and the six months ended June 30, 1998 represented 35% total revenue. The Company expects international revenue to continue to increase in absolute dollars, however, achievement of these results cannot be assured./1/


         COST OF REVENUE

         License cost of revenue, as a percentage of license revenue, was 8% in both the quarter and the six months ended June 30, 1998, unchanged from the quarter and the six months ended June 30, 1997. License cost of revenue includes cost of production personnel, product packaging and amortization of capitalized software development costs.

         Service cost of revenue, as a percentage of service revenue was 32% and 34% in the quarter and the six months ended June 30, 1998, respectively, compared to 31% and 30% in the quarter and the six months ended June 30, 1997, respectively. Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. The increased service cost of revenue in the quarter and the six months ended June 30, 1998 reflected increased outsourcing of training and consulting.


---------------------------------
/1/ Forward looking statement

         RESEARCH AND DEVELOPMENT

         Research and development, net was $3.7 million and $6.7 million, or 13% and 14% of total revenue for the quarter and the six months ended June 30, 1998, respectively, compared to $2.9 million and $5.5 million, or 17% of total revenue for both the quarter and the six months ended June 30, 1997, respectively. The increase in spending in absolute dollars reflected increased personnel costs from headcount growth.

         The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $410,000 and $1.2 million in the quarter and the six months ended June 30, 1998, respectively, and $379,000 and $1.1 million in the quarter and the six months ended June 30, 1997, respectively. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and, for certain grants, up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $586,000 and $1.1 million for the quarter and the six months ended June 30, 1998, respectively, and $453,000 and $867,000 for the quarter and the six months ended June 30, 1997, respectively. As of June 30, 1998, the Company is committed to pay, if and when incurred, approximately $5.0 million in royalties.

         During the quarter and the six months ended June 30, 1998, the Company did not capitalize any software development costs. The Company capitalized $150,000 and $300,000 in the quarter and the six months ended June 30, 1997, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or
Otherwise Marketed."   Amortization charges included in cost of license revenues
were $150,000 and $300,000 for the quarter and the six months ended June 30, 1998 and 1997, respectively. At June 30, 1998 and December 31, 1997, the Company had a balance in capitalized software development costs of approximately $885,000 and $1.2 million, respectively.

         The Company intends to continue making significant expenditures on research and development to develop new products and expand the platforms and
operating systems on which its products are offered./1/   While the Company
believes that these current research and development expenditures will be beneficial in the long term development of its business, there can be no assurances that the development of products will be successful or will not be rendered obsolete by future technology acquisitions or developments./1/ Research and development expenditures are incurred substantially in advance of related revenue and in some cases do not result in the generation of revenue.

         MARKETING AND SELLING

         Marketing and selling expenses were $13.4 million and $24.4 million, or 49% of total revenue, in both the quarter and the six months ended June 30, 1998, respectively, from $8.6 million, or 49% of total revenue, and $16.3 million, or 50% of total revenue, in the quarter and the six months ended June 30, 1997, respectively. The increase in absolute dollars in marketing and selling expense was primarily due to an increase in commission expense attributable to the higher revenue level and other personnel-related costs reflecting the growth in sales headcount. The Company expects marketing and selling expenses to increase in absolute dollars as total revenue increases, but such expenses may vary as a percentage of revenue./1/

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $1.9 million, or 7% of total revenue, and $3.7 million, or 8% of total revenue, in the quarter and the six months ended June 30, 1998, respectively, from $1.6 million, and $3.0 million, or 9% of total revenue, in both the quarter and the six months ended June 30, 1997, respectively. The increase in absolute dollars reflected increased personnel and information systems costs.


--------------------------------
/1/ Forward looking statement

         OTHER INCOME, NET

         Other income, net consists primarily of interest income and foreign exchange gains and losses. The increase in other income, net to $925,000 and $1.8 million for the quarter and the six months ended June 30, 1998, respectively, from $846,000 and $1.6 million for the quarter and the six months ended June 30, 1997, respectively, reflected increased interest income on higher average cash and investment balances in the quarter and the six months ended June 30, 1998.

         PROVISION FOR INCOME TAXES

         The Company participates in special programs sponsored by the government of Israel relating to taxation, contributing to significant lower income tax expense than expected based on the U.S. federal income tax rate. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions.

         NET INCOME

         The Company reported net income of $4.0 million and $6.9 million in the quarter and the six months ended June 30, 1998, respectively, compared to net income of $2.1 million and $3.9 million in the quarter and the six months ended June 30, 1997, respectively. The Company's operating expenses are based, in part, on its expectations of future revenues, and expenses are generally incurred in advance of revenues. The Company plans to continue to expand and increase its operating expenses to support anticipated revenue growth./1/ If revenue does not materialize in a quarter as expected, the Company's results from operations for the quarter are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with its revenue.

         INFLATION

         Inflation has not had a significant impact on the Company's operating results to date.

         YEAR 2000

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

         In selling its products, the Company frequently relies on "shrink wrap" licenses that are not signed by licensees. The provisions in such licenses limiting the Company's exposure to potential product liability claims may therefore be unenforceable under the laws of certain jurisdictions.
Further, the Company's license agreements typically contain a representation that the software is Year 2000 compliant through its description of specifically how the Company's products process the Year 2000 calendar dates. While the Company believes its products are Year 2000 compliant, the risk of Year 2000 noncompliance claims may increase as December 31, 1999 approaches and passes. The Company currently carries errors and omissions insurance against such claims, however, there can be no assurance that such insurance will continue to be available on acceptable terms, if at all, or that such insurance will provide the Company with adequate protection against any such claims. Although the Company has not experienced any product liability or other Year 2000 claims to date, the sale and support of products by the Company may entail the risk of such claims. A significant product liability claim against the Company could have a material adverse effect upon the Company's business, financial condition and results of operations.

         FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I
- Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997, contained in the Company's 1997 Form 10-K. The Company has identified certain forward looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations with a footnote symbol /1/. The Company may also make oral forward looking statements from time to time. Actual results may differ materially from those projected in any such forward looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

         The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The Company believes that a major factor in its future success will be its ability to continue to develop and introduce in a timely and cost-effective manner enhancements to its existing products and new products that will gain market acceptance. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products or enhancements successfully, that any such new products or enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes. There can be no assurance that the Company will not encounter technical or other difficulties that could


---------------------------------
/1/ Forward looking statement
delay introduction of new products in the future. If the Company is unable to introduce new products or enhancements and respond to industry changes on a timely basis, its business could be materially adversely affected.

         The market for automated software testing products is relatively new and not well penetrated. Marketing and sales techniques in the automated software testing marketplace, as well as the bases for competition, are not well established. There can be no assurance that the market for automated software testing products will continue to expand or that the Company's products will be accepted in any expanded market. Although the Company believes that the current trend toward increased use of automated software testing will continue, there can be no assurance that the automated software testing market will enjoy continued growth./1/

         The Company's current products and products under development are limited in number and concentrated exclusively in the automated software testing market. The life cycles of the Company's products are difficult to estimate due, in large measure, to the recent emergence of the Company's market as well as the unknown future effect of product enhancements and competition. Price reductions or declines in demand for the Company's software testing products, whether as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's results of operations or financial position.

         The Company may from time to time experience significant fluctuation in quarterly operating results due to a variety of factors. Such fluctuations in quarterly operating results may occur in the future due to many factors, some of which are outside of the Company's control. Products are generally shipped as orders are received, and, consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. In particular, the Company has historically received a substantial portion of its orders at the end of a quarter, up to the last few days of a quarter. If an unanticipated order shortfall occurs at the end of a quarter, the Company's operating results for the quarter could be materially adversely affected. In addition, product orders are affected by the buying patterns of customers. The buying trends of customers are further impacted by internal budgetary considerations relating to Year 2000 remediation or Euro conversion efforts. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. All of the foregoing may result in unanticipated quarterly earning shortfalls or losses. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

         The market for software products, in general, is highly competitive. The Company continues to face direct competition mainly from well established, publicly-held companies. There could be a material adverse effect on the Company's results of operations or financial position if any of the major software manufacturers, which have significantly greater resources than the Company, decided to devote substantial resources to entering the software testing market or if there is an increase in developing testing utilities internally by the Company's customers or potential customers. A variety of external and internal factors could materially adversely affect the Company's ability to compete. These include the relative functionality, price, performance and reliability of the products offered by the Company and its competitors, the timing and success of new product development or enhancement efforts of the Company and its competitors, and the effectiveness of the marketing and sales efforts of the Company and its competitors. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially adversely affect the Company's business.

         The Company has derived a substantial portion of its revenues from sales of its products through alternate distribution channels such as referral partners, system integrators and value added resellers. The Company expects that sales of its products through its alternate distribution channels will continue to account for a substantial portion of its revenues for the foreseeable future. Each of the Company's system integrators and value added resellers can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's system integrators and value added resellers will continue to offer the Company's products or that the Company will be able to recruit additional or replacement system integrators and value added resellers. The loss of one or more of the Company's major system integrators and value added resellers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's system integrators and value added resellers also offer competitive products manufactured by third parties. There can be no assurance that the Company's system integrators and value added resellers will give priority to the

-------------------------------
/1/ Forward looking statement
marketing of the Company's products as compared to its competitors' products. Any reduction or delay in sales of the Company's products by its system integrators and value added resellers could have a material adverse effect on the Company's business, financial condition and results of operations.

         Sales to customers located outside the United States have historically accounted for a significant percentage of revenue and the Company anticipates that such sales will continue to be a significant percentage of the Company's
total revenue./1/   Accordingly, such factors as currency fluctuations,
political and economic instability and trade restrictions could have a negative impact on the Company's financial performance

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

         As part of its growth strategy, the Company may, from time to time, acquire or invest in complementary businesses, products or technologies. For example, in the third quarter of 1997, the Company purchased certain technologies which the Company has integrated into the recently announced version 5.0 of the Company's products. While there are currently no commitments with respect to any particular acquisition or investment, the Company's management frequently evaluates the strategic opportunity available related to complimentary businesses, products or technologies. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition or investment will be realized. Future acquisitions or investments by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.

         Since its inception, the Company has obtained royalty-bearing grants from various Israeli government agencies. There can be no assurances that the Company will be awarded such grants in the future or that if such grants are made available in the future, that the Company will choose to accept them. Termination or substantial reduction of such grants or changes in revenue classification could have a material adverse effect on the Company. The terms of certain grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the government of Israel. As a result, if the Company is unable to obtain the consent of the government of Israel, the Company may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel.

         Since 1991, the Company has experienced significant annual increases in revenue. This growth has placed and, if it continues, will place a significant strain on the Company's management, resources and operations. To accommodate its recent growth, the Company has been implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems. There can be no assurance that the implementation of such systems, procedures and controls can be completed successfully, or without disruption of the Company's operations. If the Company's growth continues, the Company will be required to hire and integrate substantial numbers of new employees. The market has become increasingly competitive both in the United States and internationally and may require the Company to pay higher salaries. The Company's failure to manage growth effectively could have a material adverse effect on the Company's results of operations or financial position.

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

---------------------------------
/1/ Forward looking statement

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

         In selling its products, the Company frequently relies on "shrink wrap" licenses that are not signed by licensees. The provisions in such licenses limiting the Company's exposure to potential product liability claims may therefore be unenforceable under the laws of certain jurisdictions.
Further, the Company's license agreements typically contain a representation that the software is Year 2000 compliant through its description of specifically how the Company's products process the Year 2000 calendar dates. While the Company believes its products are Year 2000 compliant, the risk of Year 2000 noncompliance claims may increase as December 31, 1999 approaches and passes. The Company currently carries errors and omissions insurance against such claims, however, there can be no assurance that such insurance will continue to be available on acceptable terms, if at all, or that such insurance will provide the Company with adequate protection against any such claims. Although the Company has not experienced any product liability or other Year 2000 claims to date, the sale and support of products by the Company may entail the risk of such claims. A significant product liability claim against the Company could have a material adverse effect upon the Company's business, financial condition and results of operations.

         The Company's stock price, has been and will continue to be, subject to significant volatility. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. If revenues or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate and significant impact on the Company's stock price. In addition, the Company's stock price may be impacted by broader market trends that are unrelated to the Company's operating results.

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



-----------------------------------
/1/ Forward looking statement

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company's short-term and long-term investments consisted of investments in high-quality financial, government and corporate securities. Cash, cash equivalents and investments increased to $109.3 million at June 30, 1998, from $92.3 million at December 31, 1997. During the six months ended June 30, 1998, the Company generated approximately $19.4 million from operations due primarily to profits from operations, collection of trade receivables and an increase in deferred revenue. In addition, during the six months ended June 30, 1998, the Company received $5.9 million from the issuance of Common Stock under the employee stock option and purchase plans.

         During the six months ended June 30, 1998, the Company's primary investing activities were purchases of property and equipment totaling $8.4 million. This included $2.1 million for construction of a new research and development facility in Israel. The Company expects to spend an additional $6.2 million to complete construction of this facility before relocating its Israel subsidiary there in 1999.

         Assuming there is no significant change in the Company's business, the Company believes that its current cash and investment balances and cash flow from operations, will be sufficient to fund the Company's cash needs for at least the next twelve months./1/

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has an investment portfolio of fixed income securities that are classified as "held to maturity" securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities and holding securities to maturity.





---------------------------------
/1/ Forward looking statement

                        MERCURY INTERACTIVE CORPORATION

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

(a) The 1998 Annual Meeting of the Stockholders of Mercury Interactive Corporation was held at the Company's offices at 1325 Borregas Avenue, Sunnyvale, California 94089 on May 10, 1998 at 10:00 a.m.

(b) At the Annual Meeting, the following five persons were elected to the Company's Board of Directors, constituting all members of the Board of Directors.

         Nominee                         For                    Withheld
         -------                         ---                    --------

         Aryeh Finegold               15,203,967                 154,882
         Amnon Landan                 15,203,717                 155,132
         Igal Kohavi                  15,202,562                 156,287
         Yair Shamir                  15,203,267                 155,582
         Giora Yaron                  15,202,932                 155,917


(c) The following additional proposals were considered at the Annual Meeting with their results according to the respective vote of the stockholders:

         PROPOSAL 2 - Ratification and approval to increase the authorized number of shares of Common Stock of the Company to 60,000,000.


             For              Against     Abstentions   Broker Non-Votes
             ---              --------    -----------   ----------------

         10,164,624           5,177,584       16,641           0


         PROPOSAL 3 - The adoption and amendments to various employee stock option plans, not approved.



             For              Against     Abstentions   Broker Non-Votes
             ---              --------    -----------   ----------------

          5,287,613           6,777,792       26,700            0


          PROPOSAL 4 - Ratification and approval of the appointment of Price Waterhouse LLP as independent accountants of the Company for the year ending December 31, 1998.


             For              Against     Abstentions   Broker Non-Votes
             ---              --------    -----------   ----------------

          15,339,649            7,140          12,060            0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      27.1  -  Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1998           MERCURY INTERACTIVE CORPORATION
                                         (Registrant)


                                 /s/ Sharlene Abrams
                                 ______________________________
                                 Sharlene Abrams
                                 Vice-President of Finance and Administration,
                                  Chief Financial Officer and Secretary
                                 (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
-----------------



     Exhibit                     Description                   Sequentially
       No.                                                     Numbered Page

      27.1                 Financial Data Schedule                   18