Form 10-Q
period 1998-09-30
MERCURY INTERACTIVE CORPORATION
filed 1998-11-16
CIK 867058

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


     (Mark One)
          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     The number of shares of Registrant's Common Stock outstanding as of October 31, 1998 was 17,658,085.

                        MERCURY INTERACTIVE CORPORATION

                                     INDEX

PART 1.  FINANCIAL INFORMATION

                                                                            Page No.
                                                                            --------
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets -
               September 30, 1998 and December 31, 1997                         3

          Condensed Consolidated Statements of Operations -
               Three and nine months ended September 30, 1998 and 1997          4

          Condensed Consolidated Statements of Cash Flows -
               Nine months ended September 30, 1998 and 1997                    5

          Notes to Condensed Consolidated Financial Statements                  6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk           15

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Stockholders                      16

Item 5.   Other Information                                                    17

Item 6.   Exhibits and Reports on Form 8-K                                     17

SIGNATURE                                                                      18

INDEX TO EXHIBITS                                                              19

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                        MERCURY INTERACTIVE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     September 30,          December 31,
                                                         1998                  1997
                                                      (unaudited)            (audited)
                                                     -------------          ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $   70,382            $   57,211
  Short-term investments                                  48,554                31,357
  Trade accounts receivable                               19,527                23,782
  Government grants and other receivables                  3,179                 3,606
  Inventories                                                214                   252
  Other current assets                                     7,364                 2,954
                                                         -------               -------
     Total current assets                                149,220               119,162

Long-term investments                                        ---                 3,771
Property and equipment, net                               27,537                19,292
Other assets                                                 735                 1,185
                                                         -------               -------
                                                      $  177,492            $  143,410
                                                         =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $    4,248            $    4,045
  Accrued liabilities                                     17,664                15,411
  Deferred revenue                                        21,361                10,967
                                                         -------               -------
     Total current liabilities                            43,273                30,423
                                                         -------               -------

Commitments and contingencies

Stockholders' equity:
  Common stock                                                35                    33
  Capital in excess of par value                         116,730               107,800
  Cumulative translation adjustment                         (602)                 (424)
  Retained earnings                                       18,056                 5,578
                                                         -------               -------
     Total stockholders' equity                          134,219               112,987
                                                         -------               -------
                                                      $  177,492            $  143,410
                                                         =======               =======



     See accompanying notes to condensed consolidated financial statements
     ---------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                          Three months ended           Nine months ended
                                                              Sept 30,                     Sept 30,
                                                         1998          1997           1998          1997
                                                         ----          ----           ----          ----
Revenue:
  License                                              $ 21,550      $ 14,300       $ 56,250      $ 37,883
  Service                                                 9,050         5,300         23,750        14,617
                                                        -------        ------        -------       -------
     Total revenue                                       30,600        19,600         80,000        52,500
                                                        -------        ------        -------       -------
Cost of revenue:
  License                                                 1,545         1,073          4,266         2,969
  Service                                                 2,959         1,520          8,051         4,346
                                                        -------        ------        -------       -------
     Total cost of revenue                                4,504         2,593         12,317         7,315
                                                        -------        ------        -------       -------

Gross profit                                             26,096        17,007         67,683        45,185
                                                        -------        ------        -------       -------

Operating expenses:
  Research and development, net                           4,098         2,970         10,777         8,454
  Write off of in-process research and
      development and related expenses                      ---         5,500            ---         5,500
  Marketing and selling                                  14,146         9,154         38,508        25,502
  General and administrative                              2,042         1,786          5,790         4,779
                                                        -------        ------        -------       -------
     Total operating expenses                            20,286        19,410         55,075        44,235
                                                        -------        ------        -------       -------

Income (loss) from operations                             5,810        (2,403)        12,608           950
Other income, net                                         1,214           816          2,989         2,371
                                                        -------        ------        -------       -------
Income (loss) before provision for income taxes           7,024        (1,587)        15,597         3,321
Provision for income taxes                                1,405           683          3,119         1,664
                                                        -------        ------        -------       -------
Net income (loss)                                      $  5,619      $ (2,270)      $ 12,478      $  1,657
                                                        =======        ======        =======       =======
Net income (loss) per share (basic)                    $   0.32      $  (0.14)      $   0.72      $   0.10
                                                        =======        ======        =======       =======
Net income (loss) per share (diluted)                  $   0.29      $  (0.14)      $   0.64      $   0.10
                                                        =======        ======        =======       =======

Weighted average common shares (basic)                   17,488        16,433         17,255        16,279
                                                        =======        ======        =======       =======
Weighted average common shares
  and equivalents (diluted)                              19,557        16,433         19,369        17,138
                                                        =======        ======        =======       =======


     See accompanying notes to condensed consolidated financial statements
     ---------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                 Nine months ended
                                                                      Sept 30,
                                                                1998            1997
                                                                ----            ----
Net cash provided by operating activities                   $   29,435       $   12,974

Cash flows from investing activities:
     Investment proceeds, net                                  (13,426)             122
     Acquisition of property and equipment                     (11,592)         (10,075)
     Capitalization of software development costs                    -             (400)
                                                               -------          -------
           Net cash used in investing activities               (25,018)         (10,353)
                                                               -------          -------


Cash flows from financing activities:
     Proceeds from issuance of common stock                      8,932            4,041
                                                               -------          -------
           Net cash provided by financing activities             8,932            4,041
                                                               -------          -------

Effect of exchange rate changes on cash                           (178)            (347)
                                                               -------          -------
Net increase in cash and cash equivalents                       13,171            6,315
Cash and cash equivalents at beginning of period                57,211           44,337
                                                               -------          -------
Cash and cash equivalents at end of period                  $   70,382       $   50,652
                                                               =======          =======



     See accompanying notes to condensed consolidated financial statements
     ---------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, included in the 1997 Form 10-K. The condensed consolidated statement of operations for the nine months ended September 30, 1998 is not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 1998.

2. The effective tax rate for the nine months ended September 30, 1998 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel.

3. The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $369,000 and $1.6 million in the quarter and the nine months ended September 30, 1998, respectively, and $1.1 million in the nine months ended September 30, 1997. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and, for certain grants, up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $715,000 and $1.8 million for the quarter and the nine months ended September 30, 1998, respectively, and $307,000 and $1.2 million for the quarter and the nine months ended September 30, 1997, respectively. As of September 30, 1998, the Company is committed to pay, if and when incurred, approximately $3.6 million in royalties.

4. Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128). SFAS 128 requires the Company to report both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average common shares outstanding and all dilutive potential common shares outstanding. For the quarters ended September 30, 1998 and 1997, dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans. The following table summarizes the Company's earnings per share computations for the quarters and the nine months ended September 30, 1997 and 1998:

                                                   Three months ended         Nine months ended
                                                        Sept 30,                   Sept 30,
                                                    1998        1997          1998        1997
                                                    ----        ----          ----        ----
Net income (loss) for basic and diluted
    earnings per share                            $  5,619   $ (2,270)      $ 12,478    $  1,657
                                                   =======    =======        =======     =======

Weighted average shares                             17,488     16,433         17,255      16,279
Effect of dilutive securities                        2,069          -          2,114         859
                                                   -------    -------        -------     -------
Adjusted weighted average shares                    19,557     16,433         19,369      17,138
                                                   -------    -------        -------     -------
Net income (loss) per share (basic)               $   0.32   $  (0.14)      $   0.72    $   0.10
                                                   =======    =======        =======     =======
Net income (loss) per share (diluted)             $   0.29   $  (0.14)      $   0.64    $   0.10
                                                   =======    =======        =======     =======

     At September 30, 1998, there were no options considered anti-dilutive. At September 30, 1997, options to purchase a total of 106,677 shares of common stock with an average exercise price of $19.00 were considered anti-dilutive because the options' exercise price was greater than the average fair market value of the Company's common stock for the quarter then ended.

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

                                                     Three months ended                     Nine months ended
                                                        September 30,                         September 30,
                                                   1998               1997               1998               1997
                                                   ----               ----               ----               ----
     Opening balance                              $(363)             $(375)             $(424)             $ (99)
     Translation adjustments                       (239)               (71)              (178)              (347)
                                                  -----              -----              -----              -----
     Ending balance                               $(602)             $(446)             $(602)             $(446)
                                                  =====              =====              =====              =====

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward looking statements and other forward looking statements made elsewhere in this document are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Please read the section below titled "Factors that may affect future results" to review conditions which the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. Forward-looking statements include, but are not limited to, those items identified with a footnote symbol /1/. The Company undertakes no obligation to update the information contained herein.

RESULTS OF OPERATIONS

     REVENUE

     License revenue increased 51% to $21.6 million during the third quarter of 1998 from $14.3 million in the third quarter of 1997. License revenue increased 48% to $56.3 million during the nine months ended September 30, 1998 from $37.9 million during the nine months ended September 30, 1997. The Company's growth in license revenue reflected growth in license fees from the LoadRunner, WinRunner and Test Director products, particularly for use by customers to test Year 2000 remediation applications and electronic business and enterprise resource planning application deployments. License revenue in the third quarter of 1998 also benefited in absolute dollars from increased productivity from the Company's alternate distribution channels, such as referral partners, system integrators and value added resellers.

     Service revenue increased to $9.1 million or 30% of total revenue in the third quarter of 1998 from $5.3 million or 27% of total revenue in the third quarter of 1997 and increased to $23.8 million, or 30% of total revenue in the nine months ended September 30, 1998, from $14.6 million, or 28% of total revenue in the nine months ended September 30, 1997. This increase of service revenue in 1998 compared to 1997 was primarily due to the renewal of maintenance contracts and an increase in training and consulting revenue. The Company expects that service revenue will continue to increase in absolute dollars as long as the Company's customer base continues to grow./1/

     North American revenue in the quarter and the nine months ended September 30, 1998 represented 66% and 63%, respectively, of total revenue. International revenue in the quarter and the nine months ended September 30, 1998 represented 34% and 37%, respectively, of total revenue. The Company expects international revenue to continue to increase in absolute dollars, however, achievement of these results cannot be assured./1/

     COST OF REVENUE

     License cost of revenue, as a percentage of license revenue, was 7% and 8% in the quarter and the nine months ended September 30, 1998, respectively, compared to 8% in both the quarter and the nine months ended September 30, 1997. License cost of revenue includes cost of production personnel, product packaging and amortization of capitalized software development costs.

     Service cost of revenue, as a percentage of service revenue was 33% and 34% in the quarter and the nine months ended September 30, 1998, respectively, compared to 29% and 30% in the quarter and the nine months ended September 30, 1997, respectively. Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. The increased service cost of revenue in the quarter and the nine months ended September 30, 1998 reflected increased outsourcing of training and consulting.

________________________________
/1/ Forward looking statement

     RESEARCH AND DEVELOPMENT

     Research and development, net was $4.1 million and $10.8 million, or 13% of total revenue for the quarter and the nine months ended September 30, 1998, respectively, compared to $3.0 million and $8.5 million, or 15% and 16% of total revenue for the quarter and the nine months ended September 30, 1997, respectively. The increase in spending in absolute dollars reflected increased personnel costs from headcount growth and increased research and development consulting costs.

     The Company obtained grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the amounts of $369,000 and $1.6 million in the quarter and the nine months ended September 30, 1998, respectively, and $1.1 million in the nine months ended September 30, 1997. These grants are accounted for using the cost reduction method, under which research and development expenses are decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and, for certain grants, up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $715,000 and $1.8 million for the quarter and the nine months ended September 30, 1998, respectively, and $307,000 and $1.2 million for the quarter and the nine months ended September 30, 1997, respectively. As of September 30, 1998, the Company is committed to pay, if and when incurred, approximately $3.6 million in royalties.

     During the quarter and the nine months ended September 30, 1998, the Company did not capitalize any software development costs. The Company capitalized $100,000 and $400,000 in the quarter and the nine months ended September 30, 1997, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to
be Sold, Leased, or Otherwise Marketed."   Amortization charges included in cost
of license revenues were $150,000 and $450,000 for the quarter and the nine months ended September 30, 1998 and 1997, respectively. At September 30, 1998 and December 31, 1997, the Company had a balance in capitalized software development costs of approximately $735,000 and $1.2 million, respectively.

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

     MARKETING AND SELLING

     Marketing and selling expenses were $14.1 million, or 46% of total revenue, and $38.5 million, or 48% of total revenue, in the quarter and the nine months ended September 30, 1998, respectively, compared to $9.2 million, or 47% of total revenue, and $25.5 million, or 49% of total revenue, in the quarter and the nine months ended September 30, 1997, respectively. The increase in absolute dollars in marketing and selling expense was primarily due to an increase in commission expense attributable to the higher revenue level and other personnel-related costs reflecting the growth in sales headcount. The Company expects marketing and selling expenses to increase in absolute dollars as total revenue increases, but such expenses may vary as a percentage of revenue./1/

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $2.0 million and $5.8 million, or 7% of total revenue, in both the quarter and the nine months ended September 30, 1998, respectively, compared to $1.8 million and $4.8 million, or 9% of total revenue, in both the quarter and the nine months ended September 30, 1997, respectively. The increase in absolute dollars reflected increased personnel and information systems costs.

________________________________
/1/ Forward looking statement

     OTHER INCOME, NET

     Other income, net consists primarily of interest income and foreign exchange gains and losses. The increase in other income, net to $1.2 million and $3.0 million for the quarter and the nine months ended September 30, 1998, respectively, from $816,000 and $2.4 million for the quarter and the nine months ended September 30, 1997, respectively, reflected increased interest income on higher average cash and investment balances in the quarter and the nine months ended September 30, 1998.

     PROVISION FOR INCOME TAXES

     The Company participates in special programs sponsored by the government of Israel relating to taxation, contributing to significant lower income tax expense than expected based on the U.S. federal income tax rate. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions.

     NET INCOME

     The Company reported net income of $5.6 million and $12.5 million in the quarter and the nine months ended September 30, 1998, respectively, compared to net loss of $2.3 million and net income of $1.7 million in the quarter and the nine months ended September 30, 1997, respectively. The Company's operating expenses are based, in part, on its expectations of future revenues, and expenses are generally incurred in advance of revenues. The Company plans to continue to expand and increase its operating expenses to support anticipated revenue growth./1/ If revenue does not materialize in a quarter as expected, the Company's results from operations for the quarter are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with its revenue.

     INFLATION

     Inflation has not had a significant impact on the Company's operating results to date.

     YEAR 2000

     The approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company is in the process of conducting an internal review of most of its internal corporate headquarters computer systems and software ("IT Systems") including finance, human resources, Intranet applications, payroll systems and customer support organization systems to determine their Year 2000 compliance. As part of this process, the Company is contacting vendors of its relevant internal corporate headquarters IT Systems to determine potential exposure to Year 2000 issues and will be obtaining written assurance from such vendors regarding Year 2000 compliance. Although the Company believes that most of its principal internal corporate headquarters IT Systems are Year 2000 compliant, the Company has not yet made an assessment of the status of other property and equipment not directly associated with information systems.

     At this time, the Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies. The failure of any one of these third-party suppliers could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers. The Company is beginning the process of polling these companies in order to determine contingency plans.

________________________________
/1/ Forward looking statement

     Failure of the Company to provide Year 2000 compliant business solutions to its customers or to receive such business solutions from its suppliers could result in liability to the Company or otherwise have a material adverse effect on the Company's business, results of operations, financial condition and prospects. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could result in a material adverse effect on the Company's business, results of operations and financial condition. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations. The Company has just begun the process of developing a contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000 compliant.

     In selling its products, the Company frequently relies on "shrink wrap" licenses that are not signed by licensees. The provisions in such licenses limiting the Company's exposure to potential product liability claims may therefore be unenforceable under the laws of certain jurisdictions. Further, the Company's license agreements typically contain a representation that the software is Year 2000 compliant through its description of specifically how the Company's products process the Year 2000 calendar dates. While the Company believes its products are Year 2000 compliant, the risk of Year 2000 noncompliance claims may increase as December 31, 1999 approaches and passes. The Company currently carries errors and omissions insurance against such claims, however, there can be no assurance that such insurance will continue to be available on acceptable terms, if at all, or that such insurance will provide the Company with adequate protection against any such claims. Although the Company has not experienced any product liability or other Year 2000 claims to date, the sale and support of products by the Company may entail the risk of such claims. A significant product liability claim against the Company would have a material adverse effect upon the Company's business, financial condition and results of operations.

     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I - Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997, contained in the Company's 1997 Form 10-K. The Company has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations with a footnote symbol /1/. The Company may also make oral forward looking statements from time to time. Actual results may differ materially from those projected in any such forward looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

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

     The Company has derived a substantial portion of its revenues from sales of its products through alternate distribution channels such as referral partners, system integrators, and value-added resellers. The Company expects that sales of its products through its alternate distribution channels will continue to account for a substantial portion of its revenues for the foreseeable future. Each of the Company's system integrators and value added resellers can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's system integrators and value added resellers will continue to offer the Company's products or that the Company will be able to recruit additional or replacement system integrators and value added resellers. The loss of one or more of the Company's major system integrators and value added resellers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's system integrators and value added resellers also offer competitive products manufactured by third parties. There can be no assurance that the Company's system integrators and value added resellers will give priority to the marketing of the Company's products as compared to its competitors' products. Any reduction or delay in sales of the Company's


________________________________
/1/ Forward looking statement
products by its system integrators and value added resellers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Certain of the Company's sales are made in currencies other than the U.S. Dollar and its financial results are reported in U.S. Dollars. Fluctuations in the rates of exchange between the U.S. Dollar and other currencies may have a material adverse effect on the Company's results of operations and financial position. The Company attempts to limit these exposures through operational strategies and, on a limited basis, by using foreign currency forward contracts to offset the effects of exchange rate changes on intercompany trade payables.

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


________________________________
/1/ Forward looking statement

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

     The approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company is in the process of conducting an internal review of most of its internal corporate headquarters computer systems and software ("IT Systems") including finance, human resources, Intranet applications, payroll systems and customer support organization systems to determine their Year 2000 compliance. As part of this process, the Company is contacting vendors of its relevant internal corporate headquarters IT Systems to determine potential exposure to Year 2000 issues and will be obtaining written assurance from such vendors regarding Year 2000 compliance. Although the Company believes that most of its principal internal corporate headquarters IT Systems are Year 2000 compliant, the Company has not yet made an assessment of the status of other property and equipment not directly associated with information systems.

     At this time, the Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies. The failure of any one of these third-party suppliers could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers. The Company is beginning the process of polling these companies in order to determine contingency plans.

     Failure of the Company to provide Year 2000 compliant business solutions to its customers or to receive such business solutions from its suppliers could result in liability to the Company or otherwise have a material adverse effect on the Company's business, results of operations, financial condition and prospects. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could result in a material adverse effect on the Company's business, results of operations and financial condition. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations. The Company has just begun the process of developing a contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000 and leap year compliant.

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

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company's short-term investments consisted of investments in high-quality financial, government and corporate securities. Cash, cash equivalents and investments increased to $118.9 million at September 30, 1998, from $92.3 million at December 31, 1997. During the nine months ended September 30, 1998, the Company generated approximately $29.4 million from operations due primarily to profits from operations, collection of trade receivables and an increase in deferred revenue. In addition, during the nine months ended September 30, 1998, the Company received $8.9 million from the issuance of Common Stock under the employee stock option and stock purchase plans.

     During the nine months ended September 30, 1998, the Company's primary investing activities were purchases of property and equipment totaling $11.6 million. This included $1.1 million for construction of a new research and development facility in Israel. The Company expects to spend an additional $2.6 million to complete construction of this facility before relocating its Israel subsidiary there in 1999.

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


________________________________
/1/ Forward looking statement

                        MERCURY INTERACTIVE CORPORATION

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

(a) The Special Meeting of the Stockholders (the "Meeting") of Mercury Interactive Corporation was held at the Company's offices at 1325 Borregas Avenue, Sunnyvale, California 94089 on August 14, 1998 at 10:00 a.m.

(b) The following proposals were considered at the Meeting with their results according to the respective vote of the stockholders:

     PROPOSAL 1 - To ratify and approve the adoption of the 1998 Employee Stock Purchase Plan to replace the 1993 Employee Stock Purchase Plan and the reservation of 325,000 shares for issuance thereunder.

                  For                        15,639,470
                  Against                       140,517
                  Abstain                        19,926

     PROPOSAL 2 - To ratify and approve the reservation of an additional 300,000 shares of Common Stock for issuance under the Amended and Restated 1989 Stock Option Plan.

                  For                         9,317,570
                  Against                     6,462,942
                  Abstain                        19,401

     PROPOSAL 3 - To ratify and approve the adoption of the 1999 Stock Option Plan to replace the Amended and Restated 1989 Stock Option Plan, effective on the expiration of the term of such plan in August 1999, and the reservation of 225,000 shares for the issuance thereunder.

                  For                         9,669,122
                  Against                     6,108,065
                  Abstain                        22,726

     PROPOSAL 4 - To ratify and approve the amendment of the 1994 Directors' Stock Option Plan to increase the number of shares granted as an initial grant to new non-employee directors and an annual grant to continuing non-employee directors of the Corporation, and to provide for a one-time grant to the non-employee directors of the Corporation who are serving as directors of the Corporation as of the date of this Special Meeting of Stockholders.

                  For                        11,604,592
                  Against                     4,169,849
                  Abstain                        25,472

ITEM 5.   OTHER INFORMATION

     Stockholder proposals related to the Company's 1999 Annual Meeting of Stockholders, but submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, must be received by the company prior to March 6, 1999 in order to withhold authority of management proxies to use their discretionary voting authority with respect to any such proposal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   3.1  -   Certificate of Amendment of the Restated Certificate of
               Incorporation

(b)  27.1  -   Financial Data Schedule.

(c) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1998         MERCURY INTERACTIVE CORPORATION
                                          (Registrant)


                                 /s/ Sharlene Abrams
                                 ------------------------------------
                                 Sharlene Abrams
                                 Vice-President of Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------

Exhibit                           Description
  No.

  3.1        Certificate of Amendment of the Restated Certificate of
             Incorporation

 27.1        Financial Data Schedule