Form 10-K
period 1998-12-31
MERCURY INTERACTIVE CORPORATION
filed 1999-03-31
CIK 867058

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  for the fiscal year ended December 31, 1998

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

                        Commission File Number: 0-22350

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $923,955,141 as of February 26, 1999, based upon the closing sale price reported for that date on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

   The number of shares of Registrant's Common Stock outstanding as of February 26, 1999 was 36,865,650.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders to be held May 26, 1999 are incorporated by reference in Part III of this Form 10-K Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

 Item 1.  Business......................................................     3
          General.......................................................     3
          Products......................................................     4
          Research and Development......................................     6
          Marketing, Sales and Support..................................     6
          Competition...................................................     8
          Manufacturing.................................................     8
          Patents, Trademarks and Licenses..............................     8
          Personnel.....................................................     9
          Operations in Israel..........................................    10

 Item 2.  Properties....................................................    10

 Item 3.  Legal Proceedings.............................................    11

 Item 4.  Submission of Matters to a Vote of Security Holders...........    11

                                    PART II

 Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters..........................................    12

 Item 6.  Selected Consolidated Financial Data..........................    13

 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    13

 Item 7a. Quantitative and Qualitative Disclosures about Market Risk....    23

 Item 8.  Financial Statements and Supplementary Data...................    23

 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................    23

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    24

 Item 11. Executive Compensation........................................    24

 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    24

 Item 13. Certain Relationships and Related Transactions................    24

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K ...........................................................    25

                                    PART I

Item 1. Business

General

   Mercury Interactive Corporation and its subsidiaries (hereafter, collectively, "Mercury Interactive" or the "Company") develops, markets and supports a comprehensive suite of automated software testing solutions. The Company's products automate testing of complex software applications throughout the enterprise by helping to ensure that software works as required by anticipating problems and identifying issues. This helps companies build better applications, from e-business/Internet transaction systems to enterprise resource planning and other client/server applications. The Company's products also help companies test and refine software to meet two of today's most pressing information system issues: the Year 2000 problem and the adoption of a single European currency.

   Mercury Interactive's automated tools address the full range of enterprise software testing challenges facing corporate IS departments, systems integrators and consultants. The Company's products provide:

  (1) Functional testing: solutions that help ensure enterprise applications and their interfaces work as planned.

  (2) Load testing: software tools that test and stress enterprise applications under real world conditions to predict systems behavior and performance and to identify and isolate problems.

  (3) Test process management: integrated tools that organize and manage the testing process to determine application readiness.

   Mercury Interactive's solutions enhance and accelerate the application deployment process because they are designed to support business and functional needs as well as IS needs. The Company's products can be applied by non-technical users who are helping determine IS priorities and requirements. The products are also highly integrated, so they work together in combination to test applications across the enterprise. Most of the Company's automated testing products are available in specialized versions: for example, customized products for SAP R/3 applications, or Year 2000-specific solutions designed for legacy mainframe applications. The Company has established relationships with several major software industry leaders to ensure that its testing solutions reflect both their unique products and the unique needs of their customers.

   Mercury Interactive is committed to continuing research and development in order to achieve its strategy of offering advanced and innovative testing solutions for evolving business needs. Mercury Interactive is also committed to strong strategic alliances, both technology alliances with other industry-leading companies and with channel partners, such as the major systems integrators.

   The Company's products have been selected for the testing needs of many of the world's largest and most innovative business organizations. Alcatel, Allstate Insurance, American Airlines, America Online, Citibank, E*Trade, Eli Lilly, Federal Express, Hewlett Packard, Internet Shopping Network, Nabisco, Siemens, The Gap, and many others rely on Mercury Interactive's solutions to ensure the performance and reliability of their critical business systems.

Products

   The Company's current testing products are presented in the table below, and described immediately following.

   Product Name       Product Description                Status          Typical List Price Range*
 ----------------- --------------------------   ------------------------ -------------------------
 XRunner           Automated application        Release 1.0-1991         $60,000 for five
                                                                         users
                   testing for UNIX, X-         Release 4.0-July 1996
                   Window

 WinRunner         Automated application        Release 1.0-June 1993    $2,850-$5,000 per
                                                                         user
                   testing for Windows,         Release 4.0-March 1996
                   Windows NT, Windows 95       Release 5.0-July 1998

 LoadRunner        Automated multi-user         Release 1.0-November     $40,000-$50,000 for
                                                1993
                   testing for UNIX, RTE,       Release 4.5-May 1997     package simulating 50
                   Windows, Windows NT and      Release 5.0-July 1998    users
                   Windows 95

 TestDirector      Automated test               Release 1.0-November     $8,995 for server
                   management                   1994                     plus 5
                   system for QA workgroups     Release 4.0-June 1997    users, additional
                                                                         users
                                                Release 5.0-July 1998    for $495 each

 WebTest           World Wide Web application   Product family released  $195-$995 per copy
                   testing                      March 1996

 Astra SiteManager Visual Web site              Release 1.0-October 1996 $495 per copy
                   management tool

 Astra SiteTest    Web site stress testing      Release 1.0-December     $9,500 per copy
                                                1996
                                                Release 2.0-December
                                                1997

 Astra QuickTest   World Wide Web               Release 1.0-May 1998     $4,000 per copy
                   functional testing

--------
*Prices vary within the ranges shown according to system configuration and country where purchased.

 XRunner

   The Company's XRunner(R) is an automated GUI regression tool which tests X-Window applications running under UNIX. XRunner makes test development easier by incorporating simplified test script management, point-and-click selection and interactive debugging. These features boost new testers' productivity while providing a complete testing solution for evolving business needs. XRunner features the RapidTest Script Wizard which automatically learns an application and generates tests for unattended regresssion testing. XRunner was released in 1991.

 WinRunner

   The Company's WinRunner(R) tests enterprise applications on Windows 3.1, Windows 95, and Windows NT platforms. WinRunner simplifies test automation by providing powerful, productive and cost effective test solutions. WinRunner utilizes Mercury Interactive's point-and-click Visual Testing to help users quickly create test and verification scenarios. WinRunner provides support for leading development environments such as SAP, PeopleSoft, Baan, Oracle NCA, Microsoft Visual Basic and PowerBuilder. WinRunner 2000 is specifically designed to test applications for compliance with Year 2000 requirements. WinRunner was made generally available in 1993.

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

 TestDirector

   The Company's TestDirector(R) is a workgroup test management software which directs the quality assurance process for software development. TestDirector helps developers and testers to be more productive by walking them through a full regression test cycle from planning and design, automated test creation, manual and automatic test execution, defect tracking and application quality analysis. TestDirector was released in 1994.

 WebTest

   The Company's WebTest(R) is designed specifically for testing World Wide Web applications. The technology helps information systems' organizations improve the quality and reliability of Web-based systems by allowing developers to measure response time to a browser request, to determine the maximum number of hits the server can support, and to validate the systems' ability to function correctly under varying conditions. WebTest extends Mercury Interactive's GUI testing tools, WinRunner and XRunner, allowing them to interact with Web pages, browsers, HTML links and images. WebTest, together with LoadRunner, tests Web site performance and capacity by emulating Web user HTTP or secure sockets layer (SSL) encrypted traffic between the browser and server. WebTest was released in 1996.

 Astra SiteManager

   The Company's Astra SiteManager(TM) is a comprehensive visual Web site management tool that is designed to meet the challenges faced by Webmasters and business managers of rapidly growing Web sites with changing content and shape. Astra SiteManager scans an entire Web site highlighting functional areas with color-coded links and URLs--to create a complete visual map of a Web site. It pinpoints broken links or access problems, compares maps as a site changes, identifies key usage patterns for improving Web site effectiveness and validates dynamically generated pages. Astra SiteManager was released in 1996.

 Astra SiteTest

   The Company's Astra SiteTest(TM) is a stress testing tool for Web-based systems-Internet and intranet-that provides consistent, repeatable and measurable load to exercise the systems as real users would. Astra SiteTest helps Webmasters get an accurate view of system behavior and performance throughout the application development lifecycle. Astra SiteTest was released in 1996.

 Astra QuickTest

   The Company's Astra QuickTest(TM) is an icon-based functional testing tool for e-business. By replacing traditional scripts with icons, it records and represents user actions visually to simplify and accelerate testing. Astra QuickTest is designed specifically for deploying reliable e-business applications. Astra QuickTest(TM) was released in 1998.

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

   The Company's primary research and development group is located near Tel Aviv, Israel. Performing research and development in Israel offers a number of strategic advantages. Israeli engineers typically hold advanced degrees in computer-related disciplines. Operation in Israel has allowed the Company to enjoy tax incentives and research subsidies from the government of Israel. Geographic proximity to Europe, a strategic market for the Company, offers another key advantage.

   As of December 31, 1998 the Company's research and development group consisted of 166 employees. During 1998, 1997 and 1996 net research and development costs were $15.7 million, $10.9 million and $9.4 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Marketing, Sales and Support

 Direct Sales

   The Company markets its products primarily through its direct sales and service organization, which focuses on major accounts. The Company employs technically proficient salespeople and highly skilled field application engineers capable of serving the sophisticated needs of prospective customers' engineering and management staffs. As of December 31, 1998, the Company's sales force consisted of 238 employees.

   The Company has 18 sales and support centers throughout the United States. Internationally, the Company's subsidiaries operate eleven sales and support offices located in Canada, Brazil, the United Kingdom, France, Germany, Belgium, Sweden, Japan, Australia, Singapore and Israel. The Company also markets its products through distributors in Europe and Pacific Rim countries.

   International sales represented 35%, 36%, and 33% of the Company's total revenues in 1998, 1997, and 1996, respectively. The Company expects that in future periods, international sales will continue to account for a significant portion of the Company's total revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Alternate Channels

   The Company has established an indirect sales channel of value added resellers and major system integrators, including Andersen Consulting, Deloitte & Touche, EDS, Ernst & Young, Keane and KPMG. For the year ended December 31, 1998, the indirect sales channel accounted for approximately 50% of total revenue compared to 47% and 43% for the years ended December 31, 1997 and 1996, respectively. The Company has derived a substantial portion of its revenue from sales of its products through alternate distribution channels such as referral partners, system integrators, and value-added resellers. The Company expects that sales of its products through its alternate distribution channels will continue to account for a substantial portion of its revenues for the foreseeable future. Each of the Company's system integrators and value added resellers can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's system integrators and value added resellers will continue to offer the Company's products or that the Company will be able to recruit additional or replacement system integrators and value added resellers. The loss of one or more of the Company's major system integrators and value added resellers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's system integrators and value added resellers also offer competitive products manufactured by third parties. There can be no assurance that the Company's system integrators and value added resellers will give priority to the marketing of the Company's products as compared to its competitors' products. Any reduction or delay in sales of the Company's products by its system integrators and value added resellers could have a material adverse effect on the Company's business, financial condition and results of operations.

 Customer Support

   The Company believes that strong customer support is crucial to both the initial marketing of its products and maintenance of customer satisfaction, which in turn enhances the Company's reputation and generates repeat orders. In addition, the Company believes that the customer interaction and feedback involved in its ongoing support functions provide the Company with information on market trends and customer requirements that is critical to future product development efforts.

   Pre-sales support is provided by sales personnel and post-sales support is provided by the Company's Customer Support Organization ("CSO") pursuant to training and consulting engagements and renewable annual maintenance contracts. As of December 31, 1998, the Company's CSO consisted of 104 employees. The maintenance contracts provide for technical and emergency support as well as software upgrades, on an if and when available basis. When the Company's local sales and support offices are unable to solve a problem, the Company's engineers and product developers in Israel work with the support personnel. By taking advantage of time differences, the Company can provide support around the clock, ensuring prompt resolution of problems.

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

Sales to the Company's indirect sales channel partners which are intended for resale to end users are made at varying discounts off of the Company's list prices, generally based on the sales volume of the indirect sales channel partner. In addition, the Company sells annual maintenance contracts which include on-site customer support and upgrades for approximately 15% of the license purchase price. Training and consulting revenues are generated on a time and expense basis at industry-competitive rates.

 Backlog

   The time between order and delivery of the Company's products is generally quite short. The number of orders, as well as the size of individual orders, can vary substantially from month to month. Because of the short period between order receipt and shipment of products, the Company typically does not have a significant backlog of unfilled orders and believes that backlog is not significant to an understanding of its business nor representative of potential revenue for any future period.

Competition

   While the Company believes it is the leading provider of automated client/server, E-business and Enterprise Resource Planning ("ERP", such as packaged applications offered by SAP and Oracle) testing tools, several other companies compete in the automated client/server testing market and several potential customers develop testing utilities internally. The market for automated client/server, E-business and ERP testing tools is relatively young and competing solutions for the problem of software testing productivity are evolving rapidly.

   The market for software products, in general, is highly competitive. The Company continues to face direct competition from well established, publicly-held companies. There could be a material adverse effect on the Company's results of operations or financial position if any of the major software manufacturers, which have significantly greater financial and technical resources than the Company, decided to devote substantial resources to entering the software testing market or if there is an increase in developing testing utilities internally by the Company's customers or potential customers. A variety of external and internal factors could materially adversely affect the Company's ability to compete. These include the relative functionality, price, performance and reliability of the products offered by the Company and its competitors, the timing and success of new product development or enhancement efforts of the Company and its competitors, and the effectiveness of the marketing and sales efforts of the Company and its competitors. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressure will not materially adversely affect the Company's business.

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

Patents, Trademarks and Licenses

   The Company currently relies upon a combination of trademark, copyright, and trade secret laws and contractual provisions to protect proprietary rights in its products. The source code for the Company's products is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

   The Company presently has one registered copyright. The Company holds four patents for elements contained in certain of its products, and it has filed several other U.S. and foreign patent applications on various elements of its products. There can be no assurance that any of the Company's patent applications will result in an issued patent or that, if issued, such patent would be upheld if challenged. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can also be no assurance that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology.

   Although the Company believes that its products and other proprietary rights do not infringe upon the proprietary rights of third parties there can be no assurance that third parties will not assert intellectual property infringement claims against the Company in the future or that any such claims will not require the Company to enter into royalty or cross-license arrangements or result in costly litigation.

Personnel

   As of December 31, 1998, the Company had a total of 621 employees, of which 263 were based in the United States and 358 were based internationally. Of the total, 391 were engaged in marketing, sales and related customer support services, 166 were in research and development, and 64 were in general and administrative functions. The Company's success depends in significant part upon the performance of its senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel, is intense in the computer industry. There can be no assurance that the Company will retain its key managerial and technical employees. The Company's failure to attract, assimilate or retain highly qualified sales, technical and managerial personnel could materially adversely affect the Company's business. None of the Company's employees are represented by a labor union. The Company has never experienced any work stoppages.

   The executive officers of the Company as of March 1, 1999 are as follows:

          Name           Age                       Position
          ----           ---                       --------
Aryeh Finegold..........  52 Chairman of the Board of Directors
Amnon Landan............  40 President, Chief Executive Officer and Director
Kenneth R. Klein........  39 President, North American Operations
Sharlene Abrams.........  41 Vice President of Finance and Administration, Chief
                             Financial Officer and Secretary
Moshe Egert.............  34 Vice President of European Operations

   Mr. Aryeh Finegold, a founder of the Company, has served as Chairman of the Board of Directors since the Company's incorporation in July 1989, served as Chief Executive Officer from July 1989 until January 1997 and served as President from July 1989 until October 1995. Previously, Mr. Finegold was President, Chief Executive Officer and Chairman of the Board of Directors of Ready Systems, Inc. He also co-founded Daisy Systems, Inc., serving as its President and Chief Executive Officer. Previously, Mr. Finegold was a product line architect in the microprocessor division at Intel Corporation.

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

   Mr. Kenneth R. Klein has served as President, North American Operations since July 1998. From April 1995 to July 1998 he served as Vice President of North American Sales. From May 1992 to March 1995, he served as the Company's Western Area Sales Manager. From March 1990 to May 1992, Mr. Klein served as Regional Sales Manager for Interactive Development Environments, a CASE tool company.

   Ms. Sharlene Abrams has served as Vice President of Finance and Administration and Chief Financial Officer of the Company since November 1993. She has served as Secretary of the Company since February 1996. From 1988 until joining the Company, Ms. Abrams was employed at Price Waterhouse LLP most recently as a senior manager. Prior to 1988, Ms. Abrams held various finance and accounting positions in other public companies and in public accounting. She is a Certified Public Accountant.

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

Item 2. Properties

   The Company is headquartered in Sunnyvale, California in a 55,000 square foot building which the Company owns.

   The Company's research and development activities are conducted by the Company's subsidiary in Israel, where that subsidiary leases approximately 24,000 square feet under a lease that expires in December 2000. In addition, in 1995, the Company purchased land in Israel where construction of a new research and development facility is currently underway. Relocation of the Israel subsidiary to this new facility is expected to occur in the third quarter of 1999.

   The Company's field sales and support operations occupy leased facilities in 17 locations in the United States, one location in Canada, one location in Brazil, five locations in Europe, one location in Israel, and three locations in the Pacific Rim. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

Item 3. Legal Proceedings

   There are presently pending no legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or to which any of its properties is subject.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted during the fourth quarter of 1998 to a vote of the holders of Mercury Interactive Corporation's Common Stock through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Market for Common Stock

   Mercury Interactive Corporation Common Stock is traded on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol MERQ. The following table lists the high and low sales price since January 1, 1997:

                                                                   High   Low
                                                                  ------ ------
   1998:
   First quarter ended March 31.................................. $19.13 $12.19
   Second quarter ended June 30.................................. $22.32 $15.63
   Third quarter ended September 30.............................. $22.88 $15.75
   Fourth quarter ended December 31.............................. $31.63 $10.57

   1997:
   First quarter ended March 31.................................. $ 7.38 $ 4.88
   Second quarter ended June 30.................................. $ 8.88 $ 5.16
   Third quarter ended September 30.............................. $11.94 $ 7.13
   Fourth quarter ended December 31.............................. $13.38 $ 9.75

   The above prices per share, as well as those set forth elsewhere in this Form 10-K, are adjusted to reflect the 2:1 stock split (effected as a stock dividend) distributed to stockholders in late February 1999.

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

Holders of Record

   On February 26, 1999, there were approximately 7,700 holders of record of Mercury Interactive Corporation Common Stock.

Dividends

   The Company paid no cash dividends during fiscal 1998. The Company intends to retain earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

                                              Year ended December 31,
                                    --------------------------------------------
                                      1998     1997     1996     1995     1994
                                    -------- -------- -------- --------  -------
                                     (in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
  License.........................  $ 84,450 $ 56,683 $ 43,270 $ 32,765  $20,270
  Service.........................    36,550   20,017   11,280    6,685    3,180
                                    -------- -------- -------- --------  -------
    Total revenue.................   121,000   76,700   54,550   39,450   23,450
                                    -------- -------- -------- --------  -------
Cost of revenue:
  License.........................     6,291    4,351    3,419    2,626    1,594
  Service.........................    11,757    6,225    3,240    1,887      872
                                    -------- -------- -------- --------  -------
    Total cost of revenue.........    18,048   10,576    6,659    4,513    2,466
                                    -------- -------- -------- --------  -------
Gross profit......................   102,952   66,124   47,891   34,937   20,984
                                    -------- -------- -------- --------  -------
Operating expenses:
  Research and development, net...    15,747   10,933    9,396    6,523    4,285
  Write off of in-process research
   and development and related
   expenses.......................       --     5,500      --     7,700      --
  Marketing and selling...........    56,476   36,804   29,360   21,361    9,576
  General and administrative......     8,052    6,362    4,113    3,911    2,531
  Settlement of litigation........       --       --     2,600    2,000      --
                                    -------- -------- -------- --------  -------
    Total operating expenses......    80,275   59,599   45,469   41,495   16,392
                                    -------- -------- -------- --------  -------
Income (loss) from operations.....    22,677    6,525    2,422   (6,558)   4,592
Other income, net.................     4,579    3,109    3,361    2,277    1,348
                                    -------- -------- -------- --------  -------
Income (loss) before provision for
 income taxes.....................    27,256    9,634    5,783   (4,281)   5,940
Provision for income taxes........     5,451    2,927    1,157      970      891
Net income (loss).................  $ 21,805 $  6,707 $  4,626 $ (5,251) $ 5,049
                                    ======== ======== ======== ========  =======
Net income (loss) per share
 (basic)..........................  $   0.62 $   0.20 $   0.15 $  (0.19) $  0.20
                                    ======== ======== ======== ========  =======
Net income (loss) per share
 (diluted)........................  $   0.56 $   0.20 $   0.14 $  (0.19) $  0.19
                                    ======== ======== ======== ========  =======
Weighted average common shares
 (basic)..........................    34,958   32,746   31,816   27,894   25,220
                                    ======== ======== ======== ========  =======
Weighted average common shares
 (diluted)........................    39,030   34,208   33,126   27,894   26,674
                                    ======== ======== ======== ========  =======
                                                   December 31,
                                    --------------------------------------------
                                      1998     1997     1996     1995     1994
                                    -------- -------- -------- --------  -------
Balance Sheet Data:
  Working capital.................  $ 95,657 $ 88,739 $ 78,082 $ 75,475  $33,722
  Total assets....................   203,576  143,410  117,489  112,820   49,594
  Stockholders' equity............   145,589  112,987   99,039   92,616   39,167

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

   The following table sets forth, as a percentage of revenue, certain consolidated statements of operations data for the periods indicated (after giving effect to rounding). These operating results are not necessarily indicative of the results for any future period.

                                                     Year ended December 31,
                                                     ---------------------------
                                                      1998      1997      1996
                                                     -------   -------   -------
Revenue:
  License...........................................      70%       74%       79%
  Service...........................................      30        26        21
                                                     -------   -------   -------
    Total Revenue...................................     100       100       100
                                                     -------   -------   -------
Cost of revenue:
  License...........................................       5         6         6
  Service...........................................      10         8         6
                                                     -------   -------   -------
Total cost of revenue...............................      15        14        12
                                                     -------   -------   -------
Gross profit........................................      85        86        88
                                                     -------   -------   -------
Operating expenses:
  Research and development, net.....................      13        14        17
  Write off of in-process research and development
   and related expenses.............................     --          7       --
  Marketing and selling.............................      47        48        54
  General and administrative........................       6         8         7
  Settlement of litigation..........................     --        --          5
                                                     -------   -------   -------
    Total operating expenses........................      66        77        83
                                                     -------   -------   -------
Income from operations..............................      19         9         5
Other income, net...................................       4         4         6
                                                     -------   -------   -------
Income before provision for income taxes............      23        13        11
                                                     -------   -------   -------
Provision for income taxes..........................       5         4         2
                                                     -------   -------   -------
Net income .........................................      18%        9%        9%
                                                     -------   -------   -------

 Revenue

   License revenue increased to $84.5 million in 1998 from $56.7 million in 1997 and $43.3 million in 1996. The Company's growth in license revenue is attributable primarily to growth in license fees from the WinRunner, LoadRunner and TestDirector products, particularly for use by customers to test electronic business, enterprise resource planning, and Year 2000 remediation applications. License revenue also benefited from increased productivity from the Company's alternate distribution channels, such as referral partners, systems integrators and value added resellers. For the year ended December 31, 1998, the indirect sales channel accounted for approximately 50% of total revenue compared to 47% and 43% for the years ended December 31, 1997 and 1996, respectively.

   Service revenue increased to $36.6 million or 30% of total revenue in 1998 from $20.0 million or 26% of total revenue in 1997 and $11.3 million or 21% of total revenue in 1996. The increase in service revenue in 1998 compared to 1997 and 1996 was primarily due to the renewal of maintenance contracts and an increase in training and consulting revenue. The Company expects that service revenue will continue to increase in absolute dollars as long as the Company's customer base continues to grow./1/

--------
/1/ Forward looking statement

   International revenue represented 35%, 36% and 33% of total revenue in 1998, 1997 and 1996, respectively. The absolute dollar growth in international revenue reflected the Company's continued investment in international operations. The decrease in international revenue as a percentage of revenue from 1997 to 1998 was due primarily to higher relative growth in domestic revenues during 1998. The Company expects international revenue to continue to increase in absolute dollars; however, achievement of these results cannot be assured./1/

 Cost of revenue

   License cost of revenue, as a percentage of license revenue, was 7% in 1998 and 8% in 1997 and 1996. License cost of revenue includes cost of production personnel, product packaging and amortization of capitalized software development costs. The decreased license cost of revenue as a percentage of revenue in 1998 reflected primarily flat absolute dollar amortization of capitalized software development costs over the three years.

   Service cost of revenue, as a percentage of service revenue, increased to 32% in 1998 from 31% in 1997 and 29% in 1996. Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. The increased service cost of revenue in 1998 reflected increased outsourcing of training and consulting.

 Research and development

   For the year ended December 31, 1998, research and development, net was $15.7 million, or 13% of total revenue, an increase from $10.9 million, or 14% of total revenue in 1997, and $9.4 million, or 17% of total revenue in 1996. The increase in absolute dollars in 1998 as compared to 1997 reflected an increase in spending of $2.8 million due to growth in research and development headcount from 130 to 166, and increased royalty payments to the Office of the Chief Scientist in Israel, net of grants received, of $712,000. Also, in 1997, the Company capitalized software development costs of $500,000 compared to zero in 1998.

   In September of 1997, the Company acquired certain technologies from Dixon Software Technology, which was integrated into its next generation of load-testing products. As a result of this purchase in the third quarter of 1997, the Company recorded a one-time charge for write off of in-process research and development and related expenses of $5.5 million.

   Research and development expense for each of the three years ended December 31, 1998, 1997 and 1996 was net of research grants received by the Company from the government of Israel, and included royalty expense for obligations to the government of Israel for sales of products developed under government-funded research. The Company obtained grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade ("the Chief Scientist") in the amounts of $1.6 million, $2.0 million and $1.8 million in 1998, 1997 and 1996, respectively. In 1996, the Company also received a grant in the amount of $391,000 from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F"). The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $2.7 million, $1.6 million and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company was committed to pay, if and when earned, $2.7 million in additional royalties for Chief Scientist grants and $700,000 for the BIRD-F grants. The Company has not applied for, nor does it anticipate applying for, any future Chief Scientist or BIRD-F grants.

   During 1998, the Company did not capitalize any software development costs. The Company capitalized $500,000 and $1.3 million during the years ended December 31, 1997 and 1996, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization charges included in cost of license revenues were $600,000 in both 1998 and 1997 and $300,000 in 1996. In conjunction with the technology acquisition in 1997, the
--------
/1/ Forward looking statement

Company wrote-off approximately $250,000 of capitalized development costs as obsolete. At December 31, 1998 and 1997 the Company had a net balance of capitalized software development costs of $585,000 and $1.2 million, respectively.

   The Company intends to continue making significant expenditures on research and development to develop new products and expand the platforms and operating systems on which its products are offered./1/ While the Company believes that these current research and development expenditures will be beneficial in the long term development of its business, there can be no assurance that the development of products will be successful or will not be rendered obsolete by future technology acquisitions or developments./1/ Research and development expenditures are incurred substantially in advance of related revenue and in some cases do not result in the generation of revenue.

 Marketing and selling

   Marketing and selling expenses were $56.5 million in 1998, compared to $36.8 million in 1997 and $29.4 million in 1996. The increase in expenses in 1998 as compared to 1997 was primarily due to an increase in personnel related costs of $8.7 million reflecting growth in sales headcount from 159 to 238, an increase in sales commissions of $5.6 million attributable to higher revenue, an increase in facilities and related costs of $2.0 million and an increase in spending on marketing programs of $1.7 million. The increase in expenses in 1997 as compared to 1996 was primarily due to an increase in personnel related costs of $3.7 million, and an increase in sales commissions of $3.4 million. The Company expects marketing and selling expenses to increase in absolute dollars as total revenue increases, but such expenses may vary as a percentage of revenue./1/

 General and administrative

   General and administrative expense increased to $8.1 million, or 6% of total revenue in 1998, from $6.4 million, or 8% of total revenue in 1997 and $4.1 million, or 7% of total revenue in 1996. The increase in absolute dollars in 1998 reflected primarily increased personnel and information systems costs.

 Other income, net

   Other income, net consists primarily of interest income and foreign exchange gains and losses. The increase in other income, net to $4.6 million in 1998 from $3.1 million in 1997 reflected increased interest income on higher average cash and investment balances. The decrease in other income, net in 1997 from $3.4 million in 1996 was due primarily to foreign exchange losses. (See Note 2 to Notes to Consolidated Financial Statements)

 Provision for income taxes

   The Company participates in special programs sponsored by the government of Israel relating to taxation, contributing to significantly lower income tax expense than expected based on the U.S. federal income tax rate. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions.

   In the 1997 and 1998 tax provisions, the Company has not fully recognized the tax benefit associated with the write off of in-process technology and related expenses because realization of the future tax benefit is uncertain.

 Net income

   The Company reported net income of $21.8 million in 1998, compared to net income of $6.7 million in 1997 and $4.6 million in 1996. In 1997, the results of operations were impacted by the acquisition of certain technologies which resulted in a one-time charge for write off of in-process research and development and related costs of $5.5 million. The Company's operating expenses are based, in part, on its expectations of future revenues, and expenses are generally incurred in advance of revenues. The Company plans to continue to expand and increase its operating expenses to support anticipated revenue growth /1/ If revenues do not materialize in a
--------
/1/ Forward looking statement
quarter as expected, the Company's results from operations for that quarter are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with its revenue.

 Inflation

   Inflation has not had a significant impact on the Company's operating results to date.

Year 2000

   The approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company is in the process of conducting an internal review of most of its internal corporate headquarters computer systems and software ("IT Systems") including finance, human resources, intranet applications, payroll systems and customer support organization systems to determine their Year 2000 compliance. As part of this process, the Company is contacting vendors of its relevant corporate IT Systems to determine potential exposure to Year 2000 issues and will be obtaining written assurance from such vendors regarding Year 2000 compliance. Although the Company believes that most of its principal corporate IT Systems are Year 2000 compliant, the Company has not yet completed its assessment and testing of these systems.

   At this time, the Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies. The failure of any one of these third-party suppliers could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers. The Company is in the process of polling these companies in order to determine their state of compliance and their contingency plans.

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

Factors that May Affect Future Results

   The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. The Company has identified certain forward looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations with a footnote symbol/1/. The Company may also make oral forward looking statements from time to time. Actual results may differ materially from those projected in any such forward looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

   The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. To maintain its competitive position, the Company must continue to develop and introduce in a timely and cost-effective manner enhancements to its existing and new products that keep pace with technological developments and achieve market acceptance. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products or enhancements successfully, that any such new products or enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new products in the future. If the Company is unable to introduce new products or enhancements and respond to industry changes on a timely basis, its business could be materially adversely affected.

   The Company's current products and products under development are limited in number and concentrated exclusively in the automated software testing market. This market has experienced rapid worldwide growth, and it remains relatively new and not well penetrated. Although the Company believes that the current trend toward increased use of automated software testing will continue, there can be no assurance that the automated software testing market will continue to expand or that the Company's products will be accepted in any expanded market./1/ Price reductions or declines in demand for the Company's software testing products, whether as a result of competition, technological change or other factors, would have a material adverse effect on the Company's results of operations or financial position.

   The Company may from time to time experience significant fluctuation in quarterly operating results due to a variety of factors, some of which are outside of the Company's control. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. Products are generally shipped as orders are received, and, consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. In particular, the Company has historically received a substantial portion of its orders at the end of a quarter, up to the last few days of a quarter. If an unanticipated order shortfall occurs at the end of a quarter, the Company's operating results for the quarter could be materially adversely affected. In addition, product orders are affected by the buying patterns of customers. The buying trends of customers are further impacted by internal budgetary considerations relating to Year 2000 remediation or Euro conversion efforts. All of the foregoing may result in unanticipated quarterly earning shortfalls or losses. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

   The computer software market is intensely competitive. The Company continues to face direct competition mainly from well established, publicly-held companies. There could be a material adverse effect on the Company's results of operations or financial position if any of the major software manufacturers, which have
--------
/1/ Forward looking statement
significantly greater financial and technical resources than the Company, decided to devote substantial resources to entering the software testing market or if there is an increase in developing testing utilities internally by the Company's customers or potential customers. A variety of external and internal factors could materially adversely affect the Company's ability to compete. These include the relative functionality, price, performance and reliability of the products offered by the Company and its competitors, the timing and success of new product development or enhancement efforts of the Company and its competitors, and the effectiveness of the marketing and sales efforts of the Company and its competitors. The Company expects to face increasing competition in the automated software testing market./1/ There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially adversely affect the Company's business.

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

   As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. Historically, the Company's primary exposure related to non-dollar denominated sales and operating expenses in Europe and Australia. As the Company expands its operations in Europe and the Pacific Rim, the Company expects to see an increase in exposures related to non-dollar denominated sales./1/ The Company attempts to limit foreign exchange exposure by operational strategies and, on a limited basis, by using forward contracts to offset the effects of exchange rate changes on intercompany trade balances. These efforts depend upon estimates of transaction activities in various currencies. There can be no assurance that the company will be successful in making these estimates. To the extent these estimates are overstated or understated during periods of currency volatility, the Company could experience unanticipated material currency gains or losses.

   The Company's stock price, has been and will continue to be, subject to significant volatility. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. If revenues or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate and significant impact on the Company's stock price. In addition, the Company's stock price may be impacted by events or broader market trends that are unrelated to the Company's operating results.

   As part of its growth strategy, the Company may, from time to time, acquire or invest in complimentary businesses, products or technologies. While there are currently no commitments with respect to any particular
--------
/1/ Forward looking statement
acquisition or investment, the Company's management frequently evaluates the strategic opportunity available related to complimentary businesses, products or technologies. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition or investment will be realized. Future acquisitions or investments by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.

   Since its inception, the Company has obtained royalty-bearing grants from various Israeli government agencies. The Company received and recognized $1.6 million in such grants during 1998; however, it has not applied nor does it currently anticipate applying for future grants./1/ The Company believes these grants are no longer needed to subsidize the Company's research and development projects./1/ The terms of certain grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the government of Israel. As a result, if the Company is unable to obtain the consent of the government of Israel, the Company may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel.

   Since 1991, the Company has experienced significant annual increases in revenue. This growth has placed and, if it continues, will place a significant strain on the Company's management, resources and operations. To accommodate its recent growth, the Company has been implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems. There can be no assurance that the implementation of such systems, procedures and controls can be completed successfully, or without disruption of the Company's operations. If the Company's growth continues, the Company will be required to hire and integrate substantial numbers of new employees. The market has become increasingly competitive both in the United States and internationally and may require the Company to pay higher salaries. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, operating results and financial condition.

   The Company's success depends to a significant extent on the performance of its senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel, is intense in the computer industry. The Company's continued success depends in significant part on its ability to attract additional qualified employees and to retain the services of current key employees. In particular, the loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business and results of operations.

   The Company currently relies on a combination of trademark, copyright and trade secret laws and contractual provisions to protect its proprietary rights in its products. The Company presently has one registered copyright. The Company holds four patents for elements contained in certain of its products, and it has filed several other U.S. and foreign patent applications on various elements of its products. There can be no assurance that any of the Company's patent applications will result in an issued patent or that, if issued, such patent would be upheld if challenged. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can also be no assurance that the measures taken by the Company to protect its propriety rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty or cross-license arrangements or result in costly litigation.
--------
/1/ Forward looking statement

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

   The approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company is in the process of conducting an internal review of most of its internal corporate headquarters computer systems and software ("IT Systems") including finance, human resources, Intranet applications, payroll systems and customer support organization systems to determine their Year 2000 compliance. As part of this process, the Company is contacting vendors of its relevant corporate IT Systems to determine potential exposure to Year 2000 issues and will be obtaining written assurance from such vendors regarding Year 2000 compliance. Although the Company believes that most of its principal corporate IT Systems are Year 2000 compliant, the Company has not yet completed its assessment and testing of these systems.

   At this time, the Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies. The failure of any one of these third-party suppliers could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers. The Company is in the process of polling these companies in order to determine their state of compliance and their contingency plans.

   Failure of the Company to provide Year 2000 compliant business solutions to its customers or to receive such business solutions from its suppliers could result in liability to the Company or otherwise have a material adverse effect on the Company's business, results of operations, financial condition and prospects. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could result in a material adverse effect on the Company's business, results of operations and financial condition. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations. The Company has begun the process of developing a contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000 compliant.

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

Liquidity and Capital Resources

   At December 31, 1998, the Company's principle source of liquidity consisted of $129.9 million of cash and investments as compared to $92.3 million and $80.0 million at December 31, 1997 and 1996, respectively.

The December 31, 1998 balance included $88.3 million of short-term and $20.7 million of long-term investments in high quality government and corporate securities.

   During 1998, the Company generated $41.9 million cash from operating activities, compared to cash generated from operating activities of $17.1 million in 1997 and cash used for operating activities of $1.6 million in 1996. The increase in 1998 compared to 1997 was due primarily to an increase in net income, an increase in deferred revenue, and increases in accrued liabilities and income taxes payable. The increase in 1997 compared to 1996 was primarily due to an increase in net income, excluding the write off of in-process research and development and an increase in deferred revenue, partially offset by an increase in accounts receivable.

   The Company's primary investing activities were net purchases of investments in 1998 of $1.3 million compared to net proceeds from investments in 1997 and 1996 of $512,000 and $4.1 million, respectively. The Company also purchased property and equipment, which totaled $14.9 million, $11.8 million and $4.6 million in 1998, 1997 and 1996, respectively. The Company spent $1.5 million and $7.3 million in 1998 and 1997, respectively, for purchase and renovation of its headquarters building in Sunnyvale, California. The Company spent $5.7 million and $1.8 million in 1998 and 1997, respectively, on construction of a new research and development facility in Israel. The Company expects to spend an additional $4.0 million to complete this construction and will relocate its Israel subsidiary to the new facility in the third quarter of 1999.

   The Company's primary financing activity consisted of issuances of common stock under the Employee Stock Option and Stock Purchase Plans. Proceeds from issuance of stock under the Employee Stock Option and Purchase Plans amounted to $11.1 million, $7.6 million and $1.9 million in 1998, 1997 and 1996, respectively.

   Assuming there is no significant change in the Company's business, the Company believes that its current cash and investment balances and cash flow from operations, will be sufficient to fund the Company's cash needs for at least the next twelve months./1/

New Accounting Pronouncements

   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued a Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 is effective for the financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The company will adopt the provisions of SOP 98-1 in its fiscal year ending December 31, 1999, and does not expect such adoption to have a material effect on the Company's financial statements.

   In March 1998, the AICPA issued Statement of Position 98-4, "Deferral of Effective Date of a provision of SOP 97-2" ("SOP 98-4"). SOP 98-4 defers for one year the application of certain provisions of Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). Different informal and non-authoritative interpretations of certain provisions of SOP 97-2 have arisen and, as a result, the AICPA issued SOP 98-9 in December 1998 which is effective for periods beginning after March 15, 1999. SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. The adoption of SOP 97-2, SOP 98-4 and SOP 98-9 have not had and are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

   In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS 133 to have a material impact on the Company's results of operations.
--------
/1/ Forward looking statement

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

   Interest rate risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issue or issuer. At December 31, 1998, $96.1 million (74%) of the Company's cash, cash equivalents and investment portfolio carried a maturity of less than 90 days, and $109.2 million (84%) carried a maturity of less than one year. All investments mature, by policy, in less than two years. The Company has the ability and intent to hold the portfolio to maturity. The effect of a 10% rate decline would not have a material effect on the portfolio. Information about the Company's investment portfolio is set forth in Footnote 1 of Item 14(a)(1) of this Form 10-K and is incorporated herein by reference.

   Foreign currency risk. The Company transacts business in various foreign currencies, primarily in Europe and the Pacific Rim. Accordingly, the Company is subject to exposure from movements in foreign currency exchange rates. The Company's operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenues.

   In addition, the Company uses forward contracts to offset the effects of exchange rate changes on intercompany trade payables. The Company has not entered into forward foreign exchange contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of hedging instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results or cash flows. At December 31, 1998, the Company had no outstanding forward foreign exchange contracts.

Item 8. Financial Statements and Supplementary Data

   Financial statements required pursuant to this Item are presented beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   During the twenty-four month period preceding December 31, 1998, the Company neither changed accountants nor had disagreements with its accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

                                   PART III

   Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders, currently scheduled for May 26, 1999, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

   The information concerning the Company's officers required by this Item is incorporated by reference to the section of Part I of this Annual Report on Form 10-K entitled "Item 1. Business--Personnel." The information concerning the Company's directors required by this Item is incorporated by reference to the information under the heading "Election of Directors--Nominees" in the Company's Proxy Statement.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as a part of this report:

     1. Financial Statements. The following financial statements of Mercury Interactive Corporation are filed as a part of this report:

                                                                           Page
                                                                           ----
   Report of Independent Accountants.....................................  F- 1
   Consolidated Balance Sheets at December 31, 1998 and 1997.............  F- 2
   Consolidated Statements of Operations for the years ended December 31
    1998, 1997 and 1996..................................................  F- 3
   Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1998, 1997 and 1996.....................................  F- 4
   Consolidated Statements of Cash Flows for the years ended December 31,
    1998, 1997 and 1996..................................................  F- 5
   Notes to Consolidated Financial Statements............................  F- 6

     2. Schedules

   The following financial statement schedule is filed as part of this Form 10-
K:

   Schedule II--Valuation and Qualifying Accounts for the Three Years Ended December 31, 1998

     Financial statement schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. Exhibits

                                   Description
                                   -----------
  3.1(1)      Certificate of Incorporation of Registrant, as amended and restated to date.
  3.2(10)     Certificate of Amendment of the Restated Certificate of
              Incorporation
  3.3(1)      By-laws of Registrant, as amended to date.
 10.1(11),(2) 1989 Stock Option Plan and forms of Incentive Stock Option
              Agreement and Nonstatutory Stock Option Agreement.
 10.2(1)      Form of Directors' and Officers' Indemnification Agreement.
 10.3(1)      Registration and Information Rights Agreement made as of March
              13, 1992.
 10.4(1)      Lease Agreement dated August 30, 1990 between the Registrant and
              Reuven Down covering the property at 4 Hayotzrim Street, Or
              Yehudah, a suburb of Tel Aviv, Israel (translated from original
              Hebrew).
 10.5(1)      Consulting Agreement by and between the Registrant and Aryeh
              Finegold, dated March 1, 1992.
 10.6(1)      Agreement by and between Mercury Interactive (Israel) Limited, a wholly-owned subsidiary of the Registrant ("Mercury Israel"), and the Office of the Chief Scientist in the Ministry of Industry and
              Trade dated February 11, 1991 (translation from original Hebrew).
 10.7(1)      Agreement by and between Mercury Israel and the Office of the
              Chief Scientist in the Ministry of Industry and Trade dated
              February 10, 1992 (translation from original Hebrew).
 10.8(1)      Agreement by and between Mercury Israel and the Office of the
              Chief Scientist in the
              Ministry of Industry and Trade dated December 13, 1992
              (translation from original
              Hebrew).

                                   Description
                                   -----------
 10.9(11),(2)  Form of 1998 Employee Stock Purchase Plan and form of
               Agreements.
 10.10(1)      401(k) Plan.
 10.11(1)      Microsoft Solutions Channel Alliance Agreement dated March 5,
               1993 between Registrant and Microsoft Corporation.
 10.12(2),(4)  1994 Directors' Stock Option Plan and form of Agreements.
 10.13(3)      Agreement by and between Mercury Israel and the Office of the
               Chief Scientist in the Ministry of Industry and Trade dated May
               5, 1993 (translation from original Hebrew).
 10.14(3)      Agreement by and between Mercury Israel and the Office of the
               Chief Scientist in the Ministry of Industry and Trade dated June
               21, 1993 (translation from original Hebrew).
 10.15(3)      Agreement by and between Mercury Israel and the Fund for the
               Encouragement of Marketing Abroad in the Ministry of Industry
               and Trade dated February 15, 1993 (translation from original
               Hebrew).
 10.16(5)      Agreement by and between Mercury Israel and the Office of the
               Chief Scientist in the Ministry of Industry and Trade dated
               November 13, 1994 (translation from original Hebrew).
 10.17(5)      Agreement by and between Mercury Israel and the Office of the
               Chief Scientist in the Ministry of Industry and Trade dated
               November 13, 1994 (translation from original Hebrew).
 10.18(6)      Agreement by and between Mercury Israel and the Fund for the
               Encouragement of Marketing Abroad in the Ministry of Industry
               and Trade dated January 1, 1996 (translation from original
               Hebrew).
 10.19(6)      Agreement by and between Mercury Israel and the Office of the
               Chief Scientist in the Ministry of Industry and Trade dated
               September 30, 1995 (translation from original Hebrew).
 10.20(6)      Agreement by and between Mercury Israel and the Office of the
               Chief Scientist in the Ministry of Industry and Trade dated
               September 30, 1995 (translation from original Hebrew).
 10.21(7)      Preferred Share Purchase Rights Agreement.
 10.22(8)      1996 Supplemental Stock Plan.
 10.23(9)      Purchase Agreement between Mercury Interactive Corporation and
               Dixon Software Technology dated September 30, 1997.
 10.24(9)      Purchase and Sale Agreement and Joint Escrow Instructions by and
               between Mercury Interactive Corporation and M. C. Securities,
               LLC dated July 1, 1997.
 10.25(11),(2) 1999 Stock Option Plan
 10.26         Form of Change of Control Agreements entered into by the Company with the Chairman, the Chief Executive Officer, the Chief
               Financial Officer and the President of North American
               Operations.
 21.1          Subsidiaries of Registrant.
 23.1          Consent of Independent Accountants.
 24.1          Power of Attorney (see page 26).
 27.1          Financial Data Schedule

--------
 (1) Exhibits 3.1, 3.3, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.10, and
     10.11 are incorporated by reference to Exhibits 3.3, 3.4, 10.2, 10.3, 10.5, 10.7, 10.8, 10.9, 10.10, 10.12, and 10.14 respectively, filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 33-68554), which was declared effective on October 29, 1993.

 (2) Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K.
 (3) Exhibits 10.13, 10.14, and 10.15 are incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, filed with the Form 10-Q for the three month period ended March 31, 1994.
 (4) Exhibit 10.12 is incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the three month period ended September 30, 1994.
 (5) Exhibits 10.16 and 10.17 are incorporated by reference to Exhibits 10.19 and 10.20, respectively, filed with the Form 10-K for the year ended December 31, 1994.
 (6) Exhibits 10.18, 10.19, and 10.20 are incorporated by reference to Exhibits 10.21, 10.22, and 10.23, respectively, filed with the Form 10-K for the year ended December 31, 1995.
 (7) Exhibit 10.21 is incorporated by reference to the Exhibit 1 to the Company's Form 8-A, filed with the Securities and Exchange Commission on July 9, 1996.
 (8) Exhibit 10.22 is incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, No. 333-09913, filed with the Securities and Exchange Commission on August 9, 1996.
 (9) Exhibits 10.23 and 10.24 are incorporated by reference to Exhibits 10.1 and 10.2, respectively, filed with the Form 10-Q for the three month period ended September 30, 1997.
(10) Exhibit 3.2 is incorporated by reference to Exhibit 3.1 filed with the Form 10-Q for the three month period ended September 30, 1998.
(11) Exhibits 10.1, 10.9, and 10.25 are incorporated by reference to Exhibits 4.1, 4.3, and 4.2, respectively, filed with the Company's Registration Statement on Form S-8, No. 333-62125, filed with the Securities and Exchange Commission on August 24, 1998.

    (b)Reports on Form 8-K

       No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1998.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Mercury Interactive Corporation

                                          By     /s/ Sharlene Abrams
                                             __________________________________
                                                     Sharlene Abrams,
                                               Vice President of Finance and
                                                      Administration,
                                                Chief Financial Officer and
                                                         Secretary

Dated: March 30, 1999

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Amnon Landan and/or Sharlene Abrams and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

                 Signature                             Title                    Date
                 ---------                             -----                    ----

 /s/   Aryeh Finegold                      Chairman of the Board of        March 30, 1999
 ________________________________________   Directors
    Aryeh Finegold

 /s/   Amnon Landan                        President, Chief Executive      March 30, 1999
 ________________________________________   Officer and Director
    Amnon Landan                            (Principal Executive
                                            Officer)

 /s/   Sharlene Abrams                     Vice President of Finance       March 30, 1999
 ________________________________________   and Administration, Chief
    Sharlene Abrams                         Financial Officer
                                            (Principal Financial and
                                            Accounting Officer) and
                                            Secretary

 /s/   Igal Kohavi                         Director                        March 30, 1999
 ________________________________________
    Igal Kohavi

 /s/   Yair Shamir                         Director                        March 30, 1999
 ________________________________________
    Yair Shamir

 /s/   Giora Yaron                         Director                        March 30, 1999
 ________________________________________
    Giora Yaron

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mercury Interactive Corporation

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) present fairly, in all material respects, the financial position of Mercury Interactive Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 28, 1999

                        MERCURY INTERACTIVE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $ 96,073  $ 57,211
  Short-term investments...................................   13,130    31,357
  Trade accounts receivable (net of allowance for doubtful
   accounts and sales returns of $3,623 and $1,878)........   27,903    23,782
  Government grants and other receivables..................    6,012     3,606
  Inventories..............................................      271       252
  Prepaid expenses and other current assets................   10,255     2,954
                                                            --------  --------
    Total current assets...................................  153,644   119,162
Long-term investments......................................   20,697     3,771
Property and equipment, net................................   28,250    19,292
Other assets...............................................      985     1,185
                                                            --------  --------
                                                            $203,576  $143,410
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  4,575  $  4,045
  Accrued liabilities......................................   17,792    12,290
  Income taxes payable.....................................   11,498     3,121
  Deferred revenue.........................................   24,122    10,967
                                                            --------  --------
    Total current liabilities..............................   57,987    30,423
                                                            --------  --------
Commitments and contingencies (Note 5)
Stockholders' equity:
  Common Stock, par value $.002 per share, 120,000 shares
   authorized; 36,626 and 33,476 shares issued and
   outstanding.............................................       73        67
  Capital in excess of par value...........................  124,038   107,766
  Notes receivable from sale of stock......................   (5,130)      --
  Accumulated comprehensive income.........................     (775)     (424)
  Retained earnings........................................   27,383     5,578
                                                            --------  --------
    Total stockholders' equity.............................  145,589   112,987
                                                            --------  --------
                                                            $203,576  $143,410
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                       Year ended December 31,
                                                       ------------------------
                                                         1998    1997    1996
                                                       -------- ------- -------
Revenue:
  License............................................. $ 84,450 $56,683 $43,270
  Service.............................................   36,550  20,017  11,280
                                                       -------- ------- -------
    Total revenue.....................................  121,000  76,700  54,550
                                                       -------- ------- -------
Cost of revenue:
  License.............................................    6,291   4,351   3,419
  Service.............................................   11,757   6,225   3,240
                                                       -------- ------- -------
    Total cost of revenue.............................   18,048  10,576   6,659
                                                       -------- ------- -------
Gross profit..........................................  102,952  66,124  47,891
                                                       -------- ------- -------
Operating expenses:
  Research and development, net.......................   15,747  10,933   9,396
  Write off of in-process research and development and
   related expenses...................................      --    5,500     --
  Marketing and selling...............................   56,476  36,804  29,360
  General and administrative..........................    8,052   6,362   4,113
  Settlement of litigation............................      --      --    2,600
                                                       -------- ------- -------
    Total operating expenses..........................   80,275  59,599  45,469
                                                       -------- ------- -------
Income from operations................................   22,677   6,525   2,422
Other income, net.....................................    4,579   3,109   3,361
                                                       -------- ------- -------
Income before provision for income taxes..............   27,256   9,634   5,783
Provision for income taxes............................    5,451   2,927   1,157
                                                       -------- ------- -------
Net income............................................ $ 21,805 $ 6,707 $ 4,626
                                                       ======== ======= =======
Net income per share (basic).......................... $   0.62 $  0.20 $  0.15
                                                       ======== ======= =======
Net income per share (diluted)........................ $   0.56 $  0.20 $  0.14
                                                       ======== ======= =======
Weighted average common shares (basic)................   34,958  32,746  31,816
                                                       ======== ======= =======
Weighted average common shares (diluted)..............   39,030  34,208  33,126
                                                       ======== ======= =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                          Common stock                                   Accumulated other
                          -------------                       ---------------------------------------
                                                     Notes     Retained
                                        Capital in receivable  earnings/  Comprehensive               Comprehensive
                                        excess of  from sale  Accumulated    income     Stockholders'    income
                          Shares Amount par value   of stock    deficit      (loss)        equity        (loss)
                          ------ ------ ---------- ---------- ----------- ------------- ------------- -------------
Balance at December 31,
 1995...................  31,456  $ 63   $ 98,277   $   --      $(5,755)      $  31       $ 92,616
Net income..............     --    --         --        --        4,626         --           4,626       $ 4,626
Currency translation
 adjustment.............     --    --         --        --          --         (130)          (130)         (130)
                          ------  ----   --------   -------     -------       -----       --------       -------
Other comprehensive
 income.................                                                                                   4,496
                                                                                                         -------
Stock issued under stock
 option and employee
 stock purchase plans...     656     1      1,926       --          --          --           1,927
                          ------  ----   --------   -------     -------       -----       --------
Balance at December 31,
 1996...................  32,112    64    100,203       --       (1,129)        (99)        99,039
Net income..............     --    --         --        --        6,707         --           6,707         6,707
Currency translation
 adjustment.............     --    --         --        --          --         (325)          (325)         (325)
                          ------  ----   --------   -------     -------       -----       --------       -------
Other comprehensive
 income.................                                                                                   6,382
                                                                                                         -------
Stock issued under stock
 option and employee
 stock purchase plans...   1,364     3      7,563       --          --          --           7,566
                          ------  ----   --------   -------     -------       -----       --------       -------
Balance at December 31,
 1997...................  33,476    67    107,766       --        5,578        (424)       112,897
Net income..............     --    --         --        --       21,805         --          21,805        21,805
Currency translation
 adjustment.............     --    --         --        --          --         (351)          (351)        (351)
                          ------  ----   --------   -------     -------       -----       --------       -------
Other comprehensive
 income.................                                                                                 $21,454
                                                                                                         -------
Stock issued under stock
 option and employee
 stock purchase plans...   3,150     6     16,272   $(5,130)        --          --          11,148
                          ------  ----   --------   -------     -------       -----       --------
Balance at December 31,
 1998...................  36,626  $ 73   $124,038   $(5,130)    $27,803       $(775)      $145,589
                          ======  ====   ========   =======     =======       =====       ========


  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year ended December 31,
                                                    ---------------------------
                                                      1998      1997     1996
                                                    --------  --------  -------
Cash flows from operating activities:
  Net income......................................  $ 21,805  $  6,707  $ 4,626
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization.................     4,141     3,741    3,263
    Deferred income taxes.........................    (1,840)      270      674
    Changes in assets and liabilities:
      Trade accounts receivable...................    (3,902)   (7,214)  (6,527)
      Government grant and other receivables......    (4,034)     (730)    (564)
      Inventories.................................         8       345      (44)
      Prepaid expenses and other current assets...    (1,451)      513   (1,084)
      Other assets................................      (400)      --       --
      Accounts payable............................       899     1,800      591
      Accrued liabilities.........................     5,303     4,271   (5,324)
      Income taxes payable........................     8,373     2,485      237
      Deferred revenue............................    13,030     4,936    2,594
                                                    --------  --------  -------
        Net cash provided by (used in) operating
         activities...............................    41,932    17,124   (1,558)
                                                    --------  --------  -------
Cash flows from investing activities:
  Maturity of investments.........................    35,128    35,640   39,789
  Purchases of investments........................   (33,826)  (35,128) (35,640)
  Acquisition of property and equipment...........   (14,924)  (11,799)  (4,596)
  Capitalization of software development costs....       --       (500)  (1,340)
                                                    --------  --------  -------
        Net cash used in investing activities.....   (13,622)  (11,787)  (1,787)
                                                    --------  --------  -------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net.....    16,267     7,565    1,927
  Notes receivable from issuance of stock.........    (5,130)      --       --
                                                    --------  --------  -------
        Net cash provided by financing
         activities...............................    11,137     7,565    1,927
                                                    --------  --------  -------
Effect of exchange rate changes on cash...........      (585)      (28)     (95)
                                                    --------  --------  -------
Net increase (decrease) in cash...................    38,862    12,874   (1,513)
Cash and cash equivalents at beginning of period..    57,211    44,337   45,850
                                                    --------  --------  -------
Cash and cash equivalents at end of period........  $ 96,073  $ 57,211  $44,337
                                                    ========  ========  =======
Supplemental Disclosure:
Cash paid during the period for income taxes......  $  1,365  $  2,083  $ 1,182

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

   Mercury Interactive Corporation (the "Company"), incorporated in Delaware in July 1989, develops, markets and supports a family of automated client/server and Web-based system tools for testing business-critical enterprise applications. The Company operates in one industry segment. See
Note 7 for geographic reporting. No customer accounted for more than 10% of the Company's revenue in 1998, 1997 or 1996.

 Basis of presentation

   The Company has a wholly owned research and development subsidiary incorporated in Israel and sales subsidiaries in Canada, Europe and the Pacific Rim for marketing, distribution and support of products. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Foreign currency translation

   The functional currency of the Company's subsidiary in Israel is the U.S. dollar. Assets and liabilities in Israel are translated at year-end exchange rates, except for property and equipment, which is translated at historical rates. Revenues and expenses are translated at average exchange rates in effect during the year, except for costs related to those balance sheet items, which are translated at historical rates. Foreign currency translation gains and losses, which have not been material to date for this subsidiary, are included in the statement of operations.

   The functional currencies of all other subsidiaries are the local currencies. Accordingly, all assets and liabilities of these subsidiaries are translated at the current exchange rate at the end of the period and revenues and costs at average exchange rates in effect during the period. The gains and losses from translation of these subsidiaries' financial statements are recorded directly into a separate component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

 Cash and cash equivalents

   The Company considers all highly liquid debt instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

 Short-term and long-term investments

   The Company considers all investments with maturities of less than one year as of December 31, 1998 to be short-term investments and all investments with maturities greater than one year to be long-term investments. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has categorized its marketable securities as "held to maturity" securities. The investments, which all have contractual maturities of less than two years, are carried at cost plus accrued interest. Realized gains or losses are determined based on the specific identification method and are reflected in other income.

                        MERCURY INTERACTIVE CORPORATION

   The portfolio of short and long-term investments (including cash and cash equivalents) consisted of the following:

                                                                 December 31,
                                                               ----------------
                          Investment Type                        1998    1997
                          ---------------                      -------- -------
     Cash and interest bearing demand deposits................ $ 20,892 $13,087
     Municipal securities.....................................   50,936  63,449
     Corporate debt securities................................   38,022   7,856
     Money market preferred stock.............................   18,450   7,947
     U.S. treasury and agency securities......................    1,600     --
                                                               -------- -------
       Total.................................................. $129,900 $92,339
                                                               ======== =======

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

   In 1998, the Company did not capitalize any software development costs. The Company capitalized $500,000 and $1.3 million of software development costs during the years ended December 31, 1997 and 1996, respectively. Amortization charges included in cost of license revenues were $600,000 in 1998 and 1997, and $300,000 in 1996. In conjunction with the technology acquisition in 1997 the Company wrote-off approximately $250,000 of capitalized development costs as obsolete in the year ended December 31, 1997. At December 31,

                        MERCURY INTERACTIVE CORPORATION

1998 and 1997 the Company had a net balance of capitalized software development costs of $585,000 and $1.2 million, respectively.

   Research and development expense for each of the three years ended December 31, 1998, 1997 and 1996 is net of research grants received by the Company from the government of Israel, and includes royalty expense for obligations to the government of Israel for sales of products developed under government-funded research. The Company obtained grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade ("the Chief Scientist") in the amounts of $1.6 million, $2.0 million and $1.8 million in 1998, 1997 and 1996, respectively. In 1996, the Company also received a grant in the amount of $391,000 from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F"). The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $2.7 million, $1.6 million and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company is committed to pay, if and when earned, $2.7 million in additional royalties for Chief Scientist grants and $700,000 for the BIRD-F grants. The Company has not applied for, nor does it expect to apply for, any future Chief Scientist or BIRD-F grants.

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

 Concentration of risks

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, investments and accounts receivable. The Company invests primarily in money market accounts and marketable securities and places its investments with high quality financial, government or corporate institutions. The Company's accounts receivables are derived from sales to customers located primarily in the U.S., Canada, Europe, Pacific Rim and Israel. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses.

                        MERCURY INTERACTIVE CORPORATION

 Net income per share

   Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share," (SFAS 128). SFAS 128 requires the Company to report both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average common shares outstanding and all dilutive potential common shares outstanding. All periods presented herein have been restated to reflect the adoption of SFAS 128. For the years ended December 31, 1998, 1997 and 1996, dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans. The following table summarizes the Company's earnings per share computations for the years ended December 31, 1996, 1997 and 1998:

                                                               Average Earnings
                                                    Net income shares  per share
                                                    ---------- ------- ---------
   December 31, 1996:
     Basic earnings per share......................  $ 4,626   31,816    $0.15
     Dilutive adjustments..........................      --     1,310
                                                     -------   ------
     Diluted earnings per share....................  $ 4,626   33,126     0.14
                                                     -------   ------
   December 31, 1997:
     Basic earnings per share......................  $ 6,707   32,746    $0.20
     Dilutive adjustments..........................      --     1,462
                                                     -------   ------
     Diluted earnings per share....................  $ 6,707   34,208     0.20
                                                     -------   ------
   December 31, 1998:
     Basic earnings per share......................  $21,805   34,958    $0.62
     Dilutive adjustments..........................      --     4,072
                                                     -------   ------
     Diluted earnings per share....................  $21,805   39,030     0.56
                                                     =======   ======

   At December 31, 1998, 1997,and 1996, options to purchase a total of 140,000 shares of common stock with an average exercise price of $19.24, 470,546 shares of common stock with an average exercise price of $9.65, and 502,942 shares of common stock with an average exercise price of $9.03, respectively, are considered anti-dilutive because the options' exercise price was greater than the average fair market value of the Company's common stock for the years then ended.

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

 Reclassifications

   Certain previously reported amounts have been reclassified to conform to the 1998 consolidated financial statement presentation.

 Comprehensive Income

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. The Company's comprehensive income has been included in the consolidated statement of Stockholders' Equity for all periods.

                        MERCURY INTERACTIVE CORPORATION

 Segment Reporting

   Effective January 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company has included information related to geographical segments. See Note 7.

 New Accounting Pronouncements

   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued a Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 is effective for the financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The company will adopt the provisions of SOP 98-1 in its fiscal year ending December 31, 1999, and does not expect such adoption to have a material effect on the Company's financial statements.

   In March 1998, the AICPA issued Statement of Position 98-4, "Deferral of Effective Date of a provision of SOP 97-2" ("SOP 98-4"). SOP 98-4 defers for one year the application of certain provisions of Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). Different informal and non-authoritative interpretations of certain provisions of SOP 97-2 have arisen and, as a result, the AICPA issued SOP 98-9 in December 1998 which is effective for periods beginning after March 15,1999. SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. The adoption of SOP 97-2, SOP 98-4 and SOP 98-9 have not had and are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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

                        MERCURY INTERACTIVE CORPORATION

NOTE 2--FINANCIAL STATEMENT COMPONENTS

                                                             December 31,
                                                           ------------------
                                                             1998      1997
                                                           --------  --------
                                                            (in thousands)
   Government grant and other receivables:
     Government grant receivables......................... $    400  $    977
     Employee receivables.................................    1,014       277
     Income tax receivable................................    2,618     1,484
     Other receivables....................................    1,980       868
                                                           --------  --------
                                                           $  6,012  $  3,606
                                                           ========  ========
   Prepaid expenses and other current assets:
     Prepaid compensation................................. $  5,717  $  1,427
     Deferred income tax..................................    1,840       --
     Other................................................    2,698     1,527
                                                           --------  --------
                                                           $ 10,255  $  2,954
                                                           ========  ========
   Property and equipment:
     Land................................................. $  4,807  $  5,128
     Buildings............................................   13,504     6,712
     Computers and equipment..............................   17,819    13,722
     Office furniture and equipment.......................    4,433     2,186
     Leasehold improvements...............................    2,902     2,154
                                                           --------  --------
                                                             43,465    29,902
     Less: accumulated depreciation and amortization......  (15,215)  (10,610)
                                                           --------  --------
                                                           $ 28,250  $ 19,292
                                                           ========  ========
   Accrued liabilities:
     Payroll and accrued commissions (including payroll
      taxes).............................................. $  8,759  $  4,822
     Vacation and severance...............................    3,422     2,517
     Acquisition of technologies and related costs........      --      2,316
     Royalties............................................    2,177     1,357
     Other................................................    3,434     1,278
                                                           --------  --------
                                                           $ 17,792  $ 12,290
                                                           ========  ========

                                                         Year ended December
                                                                 31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
                                                            (in thousands)
   Other income, net:
     Interest income.................................... $4,680  $3,547  $3,148
     Foreign exchange gains (losses) and other..........   (101)   (438)    213
                                                         ------  ------  ------
                                                         $4,579  $3,109  $3,361
                                                         ======  ======  ======

NOTE 3--COMMON STOCK

   In August 1989, the Company adopted a stock option plan (the "Plan"). Options granted under the Plan are for periods not to exceed ten years. For holders of 10% or more of the total combined voting power of all

                        MERCURY INTERACTIVE CORPORATION
classes of the Company's stock, options may not be granted at less than 110% of the fair value of the Common Stock at the date of grant and the option term may not exceed 5 years. Incentive stock option grants under the Plan must be at exercise prices no less than 100% of the fair market value and non-statutory stock option grants under the Plan must be at exercise prices no less than 85% of the fair market value of the stock on the date of grant. Options are immediately exercisable but all shares purchased upon exercise of options are subject to repurchase by the Company until vested. Options generally vest over a period of four years. In August 1998, the stockholders reserved additional 600,000 shares of Common Stock for issuance upon exercise of stock options to be granted under this plan.

   In August 1998, the stockholders adopted the 1999 Stock Option Plan (the "1999 Plan") to replace the Amended and Restated 1989 Stock Option plan, effective on the expiration of the term of such plan in August 1999. The Company reserved 450,000 shares of Common Stock for issuance upon exercise of stock options to be granted under this plan. The provisions of the supplemental plan regarding option term, grant price, exercise price, and resting period are identical to those of the Plan except that all options granted under the 1999 Plan must be at exercise prices no less than 100% of the fair market value.

   In May 1996, the Company adopted a stock option plan solely for grants to employees of the Company and its subsidiaries located outside the United States (the "Supplemental Plan"). The Company reserved 1,000,000 shares of Common Stock for issuance upon exercise of stock options to be granted under this plan. The provisions of the Supplemental Plan regarding option term, grant price, exercise price, and vesting period is identical to those of the Plan.

   The following table presents the combined activity of the Plan and the Supplemental Plan for the years ended December 31, 1996, 1997 and 1998 (shares in thousands):

                                                                    Options
                                                                  outstanding
                                                                ----------------
                                                                        Weighted
                                                       Options  Number  average
                                                      available   of    exercise
                                                      for grant shares   price
                                                      --------- ------  --------
   Balance outstanding at December 31, 1995..........     320    4,008   $5.35
     Additional shares authorized....................   2,418      --      --
     Options granted.................................  (3,756)   3,756    6.04
     Options canceled................................   1,046   (1,046)   7.23
     Options exercised...............................     --      (468)   3.67
                                                       ------   ------
   Balance outstanding at December 31, 1996..........      28    6,250    5.64
     Additional shares authorized....................   1,496      --      --
     Options granted.................................  (2,134)   2,134    5.93
     Options canceled................................     626     (626)   5.99
     Options exercised...............................     --    (1,062)   4.81
                                                       ------   ------
   Balance outstanding at December 31, 1997..........      16    6,696    5.84
     Additional shares authorized....................   2,214      --      --
     Options granted.................................  (2,632)   2,632   13.04
     Options canceled................................     456     (456)   8.86
     Options exercised...............................     --    (3,040)   5.44
                                                       ------   ------
   Balance outstanding at December 31, 1998..........      54    5,832   $8.99
                                                       ======   ======

   In May of 1996, the Board of Directors authorized the Company to offer all employees with outstanding options at exercise price in excess of $8.00 per share the opportunity to exchange such options for new options.

                        MERCURY INTERACTIVE CORPORATION

Each new option was issued under the same terms as the surrendered options. As a result, options covering 542,166 shares ranging in price from $8.38 to $9.50 were canceled and options for an equal number of shares were granted at the exercise price of $6.38.

   The following table presents weighted average price and remaining contractual life information about significant option groups outstanding under the Plan and the Supplemental Plan at December 31, 1998 (shares in thousands):

                                  Options outstanding        Options exercisable
                            -------------------------------- --------------------
                                         Weighted
                                          average   Weighted             Weighted
     Range of                            remaining  average    Number    average
     exercise                 Number    contractual exercise exercisable exercise
      prices                outstanding life (yr.)   price   at 12/31/98  price
     --------               ----------- ----------- -------- ----------- --------
   $ 0.15-- 6.13...........    1,440       5.86      $ 4.89       528     $ 4.95
   $ 6.19-- 7.63...........    1,654       7.23        6.62       718       6.49
   $ 7.88--12.63...........    2,404       9.09       12.06       156       9.67
   $16.19--19.82...........      334       9.29       16.67        10      16.97
                               -----                            -----
                               5,832       7.77      $ 8.99     1,412     $ 6.34
                               =====                            =====

   In October 1998, the Company issued notes receivable of $5.1 million to officers and key employees of the Company in connection with the purchase of common stock. The notes bear interest at 5%, are secured by the shares purchased, and require quarterly interest payments. The full amount of the notes and the final interest payment are due no later than December 31, 2000.

 Directors' Stock Option Plan

   On August 3, 1994, the Board of Directors of the Company adopted the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Company reserved 1,000,000 shares of Common Stock for issuance upon exercise of stock options to be granted during the ten year term of the Directors' Plan. Only outside directors may be granted options under the Directors' Plan. The Plan provided for an initial option grant of 25,000 shares to outside directors of the Company as of August 3, 1994 or upon initial election to the Board of Directors after August 3, 1994. In addition, the plan provided for automatic annual grants of 5,000 shares upon re-election of the individual to the Board of Directors. In August 1998, the stockholders agreed to amend the Directors' plan to increase the number of shares granted to 50,000 shares as an initial grant to new non-employee directors, 10,000 shares as the annual grant to continuing non-employee directors of the Corporation, and to provide for a one-time grant of 25,000 shares to the non-employee directors of the Corporation who were serving as directors of the Corporation as of August 14, 1998. The option term shall be ten years, and options shall be exercisable while such person remains a director. The exercise price shall be 100% of fair market value on the date of grant. The initial option grants vest 20% annually for each director on the date of each Annual Meeting of Stockholders of the Company after the date of grant of such option. The annual option grants shall vest in full on the fifth anniversary following each individual's re-election to the Board of Directors.

                        MERCURY INTERACTIVE CORPORATION

   The following table presents the activity for the Directors' Plan for the years ended December 31, 1996, 1997 and 1998 (shares in thousands):

                                                                     Options
                                                                   outstanding
                                                                 ---------------
                                                        Options  Number Weighted
                                                       available   of   average
                                                       for grant shares  price
                                                       --------- ------ --------
   Balance outstanding at December 31, 1995...........    760     220    $ 5.66
     Options granted..................................    (90)     90      7.38
     Options canceled.................................     90     (90)     6.14
     Options exercised................................    --      (40)     4.57
                                                         ----     ---
   Balance outstanding at December 31, 1996...........    760     180      6.52
     Options granted..................................    (30)     30      6.13
     Options canceled.................................    --      --        --
     Options exercised................................    --      (20)     4.57
                                                         ----     ---
   Balance outstanding at December 31, 1997...........    730     190      6.66
     Options granted..................................   (180)    180     19.40
     Options canceled.................................    --      --        --
     Options exercised................................    --      (80)     7.62
                                                         ----     ---
   Balance outstanding at December 31, 1998...........    550     290    $14.28
                                                         ====     ===

   The following table presents weighted average price and remaining contractual life information about significant option groups outstanding under the Director's Plan at December 31, 1998 (shares in thousands):

                                  Options outstanding        Options exercisable
                            -------------------------------- --------------------
                                         Weighted
                                          average   Weighted             Weighted
     Range of                            remaining  average    Number    average
     exercise                 Number    contractual exercise exercisable exercise
      prices                outstanding life (yr.)   price   at 12/31/98  price
     --------               ----------- ----------- -------- ----------- --------
   $ 4.57--$ 6.75..........      80        7.20      $ 5.97      --          --
   $ 7.88--$10.57..........      40        6.83        9.22      --          --
   $17.32--$19.82..........     170        9.50       18.57       20      $19.82
                                ---                              ---
                                290        8.54      $14.28       20      $19.82
                                ===                              ===

 Employee Stock Purchase Plans

   In October 1993, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the "1993 ESPP") and reserved 1,000,000 shares for issuance. Under the plan, employees were granted the right to purchase shares of Common Stock at a price per share that was the lesser of: (i) 85% of the fair market value of the shares at the participant's entry date into the two-year offering period, or (ii) the fair market value at the end of each six-month segment within such offering period. The 1993 ESPP was terminated in February 1998. In August 1998, the stockholders adopted the 1998 Employee Stock Purchase Plan (the "1998 ESPP") to replace the 1993 ESPP and the reservation of 650,000 shares for issuance thereunder. Under the 1998 ESPP, employees are granted the right to purchase shares of common stock at a price per share that is the lesser of 85% of the fair market value of the shares at the participant's entry date into the six month offering period, or 85% of the fair market value of the shares at the end of the six month offering period. During 1998, 1997 and 1996, approximately 42,000, 280,000 and 188,000 shares, respectively, were purchased under the Company's Employee Stock Purchase
Plans.

                        MERCURY INTERACTIVE CORPORATION

 Pro Forma Disclosure

   The Company has adopted the disclosure provisions only of SFAS No. 123 and will continue to account for its stock option plans in accordance with the provisions of APB 25. Accordingly, no compensation cost has been recognized for the stock option plans of the ESPP.

   Pursuant to the requirements of SFAS 123, the following are pro forma net income (loss) and net income (loss) per share for 1998, 1997 and 1996, as if the compensation costs for the option plans and the ESPP had been determined based on the fair value at the grant date for grants in 1998, 1997 and 1996, consistent with the provisions of SFAS 123:

                                                             1998   1997 1996
                                                            ------- ---- -----
   Pro forma net income (loss) (in thousands).............. $10,162 $596 $(437)
   Pro forma net income (loss) per share (basic)...........    0.29 0.02 (0.02)
   Pro forma net income (loss) per share (diluted).........    0.26 0.02 (0.02)

   The fair value of options and shares issued pursuant to the option plans and the ESPP at the grant date were estimated using the Black-Scholes model with the following weighted average assumptions:

                                              Option plans          ESPP
                                             ----------------  ----------------
                                             1998  1997  1996  1998  1997  1996
                                             ----  ----  ----  ----  ----  ----
   Expected life (years).................... 4.00  5.00  4.45  0.50  0.50  0.50
   Risk-free interest rate.................. 5.22% 6.10% 6.20% 4.90% 5.36% 5.13%
   Volatility...............................   83%   86%   94%   83%   86%   94%
   Dividend yield........................... None  None  None  None  None  None

   The weighted fair value per share of options granted under the Plan and Supplemental Plan during the years ended December 31, 1998, 1997 and 1996 were $8.26, $4.24 and $4.09, respectively. The weighted fair value per share of options granted under the Directors' Plan during the years ended December 31, 1998, 1997 and 1996 were $12.25, $4.36, and $5.68, respectively.

NOTE 4--INCOME TAXES

   Income (loss) before income taxes consists of the following (in thousands):

                                                           Year ended December
                                                                   31,
                                                          ---------------------
                                                           1998    1997   1996
                                                          ------- ------ ------
   Domestic.............................................. $ 6,939 $   16 $ (933)
   Foreign...............................................  20,317  9,618  6,716
                                                          ------- ------ ------
                                                          $27,256 $9,634 $5,783
                                                          ======= ====== ======

                        MERCURY INTERACTIVE CORPORATION

   The provision for income taxes is comprised of the following (in thousands):

                                                          Year ended December
                                                                  31,
                                                         ----------------------
                                                          1998     1997   1996
                                                         -------  ------ ------
   Current:
     Federal............................................ $ 5,322  $1,222 $ (110)
     State..............................................     350     355     65
     Foreign............................................   1,619   1,080    528
                                                         -------  ------ ------
       Total Current....................................   7,291   2,657    483
                                                         -------  ------ ------
   Deferred:
     Federal............................................  (1,756)    193    597
     State..............................................     (84)     77     77
                                                         -------  ------ ------
       Total Deferred...................................  (1,840)    270    674
                                                         -------  ------ ------
   Total tax expense.................................... $ 5,451  $2,927 $1,157
                                                         =======  ====== ======

   Deferred tax assets consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------  -------
   Tax credits................................................. $  253  $   860
   Accruals and reserves.......................................  1,821      972
   Other.......................................................   (234)     357
                                                                ------  -------
                                                                 1,840    2,189
   Valuation allowance.........................................    --    (2,189)
                                                                ------  -------
                                                                $1,840  $   --
                                                                ======  =======

   Management believes it is more likely than not that future operations will generate sufficient taxable income to realize the December 31, 1998 deferred tax assets.

   The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

                                                         December 31,
                                                    -------------------------
                                                     1998     1997     1996
                                                    -------  -------  -------
   Statutory federal tax........................... $ 9,267  $ 3,276  $ 2,024
   State tax, net of federal benefit...............     350      549       58
   Foreign rate differentials from U.S. statutory
    rate...........................................  (5,208)  (2,739)  (2,194)
   Non-deductible expenses.........................     --        51       68
   Non-utilized net operating losses...............   2,051    2,390    1,746
   Tax-exempt interest.............................    (409)    (756)    (779)
   Other...........................................    (520)     156      234
                                                    -------  -------  -------
                                                    $ 5,451  $ 2,927  $ 1,157
                                                    =======  =======  =======

   Income taxes are not provided for the undistributed earnings of the Company's foreign subsidiaries because it is management's intention to reinvest such earnings in its foreign operations.

                        MERCURY INTERACTIVE CORPORATION

   The Company's Israeli facilities have been granted the status of an "Approved Enterprise" under the Israeli law for the Encouragement of Capital Investments, 1959, as amended. An Approved Enterprise is eligible for significant tax rate reductions for several years following the first year in which the Company has Israeli taxable income (after consideration of tax losses carried forward). The Company realized tax savings of approximately $5.2 million, $4.2 million, and $2.2 million in 1998, 1997 and 1996, respectively, as a result of this tax holiday. Because the Israeli Company currently has four overlapping Approved Enterprise plans, the tax holidays and rate reductions which the Company will be able to realize in future years are expected to extend until 2007.

NOTE 5--COMMITMENTS AND CONTINGENCIES

 Royalty Commitments

   Research and development expense for each of the three years ended December 31, 1998, 1997 and 1996 is net of research grants received by the Company from the government of Israel, and includes royalty expense for obligations to the government of Israel for sales of products developed under government-funded research. The Company obtained grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade ("the Chief Scientist") in the amounts of $1.6 million, $2.0 million and $1.8 million in 1998, 1997 and 1996, respectively. In 1996, the Company also received a grant in the amount of $391,000 from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F"). The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $2.7 million, $1.6 million and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company is committed to pay, if and when earned, $2.7 million in additional royalties for Chief Scientist grants and $700,000 for the BIRD-F grants.

 Lease commitments

   The Company leases facilities for sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire from 1999 through 2003. Certain of these leases contain renewal options. The Company also leases certain equipment and vehicles under various leases with lease terms ranging from month-to-month up to one year. Future minimum payments under the facilities and equipment leases with non-cancelable terms in excess of one year are as follows as of December 31, 1998 (in thousands):

            1999.................................. $1,519
            2000..................................  1,114
            2001..................................    379
            2002..................................    191
            2003..................................     83
                                                   ------
              Total............................... $3,286
                                                   ======

   Total rent expense under operating leases amounted to $1.9 million, $1.5 million, and $1.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                        MERCURY INTERACTIVE CORPORATION

NOTE 6--RELATED PARTIES

   At December 31, 1998, the Company held seven notes receivable with balances totaling $5.1 million from officers and key employees of the Company. These notes arose from transactions occurring on October 5, 1998 whereby the Company loaned the key employees money to purchase an aggregate of 443,214 shares of the Company's common stock at the then fair market value. These notes, which bear interest at the rate of 5% per annum, mature on December 31, 2000. Interest on the notes is due quarterly, with the principal amount and final interest payment being payable in full no later than the maturity date. If the officer or key employee's employment is terminated prior to January 1, 2001, the unpaid portion of the note would become payable in full. These notes are collateralized by the shares purchased. The receivable is shown on the balance sheets as a reduction in equity.

NOTE 7--GEOGRAPHIC REPORTING

                                                      Year ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (in thousands)
   Net revenue to third parties:
     North America.................................. $ 78,797 $ 49,354 $ 36,364
     Europe.........................................   33,140   21,223   12,003
     Israel and Rest of the World...................    9,063    6,123    6,183
                                                     -------- -------- --------
       Consolidated................................. $121,000 $ 76,700 $ 54,550
                                                     ======== ======== ========
   Identifiable assets:
     North America.................................. $161,751 $111,561 $ 94,748
     Europe.........................................   14,388   11,656    6,960
     Israel and Rest of the World...................   27,437   20,193   15,781
                                                     -------- -------- --------
       Consolidated................................. $203,576 $143,410 $117,489
                                                     ======== ======== ========

   The subsidiary located in the United Kingdom accounted for 11% of the 1998 consolidated revenue to unaffiliated customers. Operations located in Israel accounted 19% of the December 31, 1998 consolidated identifiable assets. In 1997 and 1996, no subsidiary represented 10 percent or more of the related consolidated amounts.

                        MERCURY INTERACTIVE CORPORATION

NOTE 8--ACQUISITIONS

   On September 30, 1997, the Company acquired certain in-process technologies from Dixon Software Technology, an unrelated company, for $4.5 million and related acquisition costs of $1.0 million. As a result of this purchase, the Company recorded a one-time charge of $5.5 million during the year ended December 31, 1997.

NOTE 9--LEGAL MATTERS

   During 1995, the Company was engaged in the defense of a lawsuit, which alleged that an employee of the Company attempted to copy a software program without authorization. The matter was settled on March 7, 1996 and, as a result, the Company recorded a charge of $2.6 million during the quarter ending March 31, 1996 reflecting settlement costs and related legal fees.

NOTE 10--SUBSEQUENT EVENTS

   In January 1999, the Company declared a two-for-one stock split in the form of a stock dividend. One additional share of the Company's common stock has been issued for each share of common stock held by shareholders of record as of February 12, 1999. New shares were distributed on March 1, 1999. All per share data contained herein has been restated to reflect the increased number of shares outstanding.

                        MERCURY INTERACTIVE CORPORATION

                       UNAUDITED QUARTERLY FINANCIAL DATA

                                                         Quarter ended
                          ---------------------------------------------------------------------------
                          Dec. 31, Sept. 30, June 30, March 31, Dec. 31, Sept. 30, June 30, March 31,
                            1998     1998      1998     1998      1997     1997      1997     1997
                          -------- --------- -------- --------- -------- --------- -------- ---------
                                           (in thousands, except per share amounts)
Revenue:
 License................  $28,200   $21,550  $19,100   $15,600  $18,800   $14,300  $12,300   $11,283
 Service................   12,800     9,050    8,100     6.600    5,400     5,300    5,200     4,117
                          -------   -------  -------   -------  -------   -------  -------   -------
 Total revenue..........   41,000    30,600   27,200    22,200   24,200    19,600   17,500    15,400
                          -------   -------  -------   -------  -------   -------  -------   -------
Cost of revenue:
 License................    1,867     1,545    1,550     1,329    1,382     1,073      992       904
 Service................    3,864     2,959    2,600     2,334    1,879     1,520    1,612     1,214
                          -------   -------  -------   -------  -------   -------  -------   -------
 Total cost of revenue..    5,731     4,504    4,150     3,663    3,261     2,593    2,604     2,118
                          -------   -------  -------   -------  -------   -------  -------   -------
Gross profit............   35,269    26,096   23,050    18,537   20,939    17,007   14,896    13,282
                          -------   -------  -------   -------  -------   -------  -------   -------
Operating expenses:
 Research and
  development, net......    4,970     4,098    3,656     3,023    2,479     2,970    2,928     2,556
 Write off of in-process
  research and
  development and
  related expenses......      --        --       --        --       --      5,500      --        --
 Marketing and selling..   17,968    14,146   13,379    10,983   11,302     9,154    8,574     7,774
 General and
  administrative........    2,262     2,042    1,899     1,849    1,583     1,786    1,563     1,430
                          -------   -------  -------   -------  -------   -------  -------   -------
 Total operating
  expenses..............   25,200    20,286   18,934    15,855   15,364    19,410   13,065    11,760
                          -------   -------  -------   -------  -------   -------  -------   -------
Income (loss) from
 operations.............   10,069     5,810    4,116     2,682    5,575    (2,403)   1,831     1,522
Other income, net.......    1,590     1,214      925       850      738       816      846       709
                          -------   -------  -------   -------  -------   -------  -------   -------
Income (loss) before
 provision for income
 taxes..................   11,659     7,024    5,041     3,532    6,313    (1,587)   2,677     2,231
Provision for income
 taxes..................    2,332     1,405    1,008       706    1,263       683      535       446
                          -------   -------  -------   -------  -------   -------  -------   -------
Net income (loss).......  $ 9,327   $ 5,619  $ 4,033   $ 2,826  $ 5,050   $(2,270) $ 2,142   $ 1,785
                          =======   =======  =======   =======  =======   =======  =======   =======
Net income (loss) per
 share (basic)..........  $  0.26   $  0.16  $  0.12   $  0.08  $  0.15   $ (0.07) $  0.07   $  0.06
                          =======   =======  =======   =======  =======   =======  =======   =======
Net income (loss) per
 share (diluted)........  $  0.23   $  0.14  $  0.10   $  0.07  $  0.14   $ (0.07) $  0.06   $  0.05
                          =======   =======  =======   =======  =======   =======  =======   =======
Weighted average common
 shares (basic).........   36,306    34,976   34,570    33,984   33,306    32,866   32,534    32,274
                          =======   =======  =======   =======  =======   =======  =======   =======
Weighted average common
 shares (diluted).......   39,902    39,114   38,820    38,282   36,678    32,866   34,002    33,288
                          =======   =======  =======   =======  =======   =======  =======   =======

                                                                     SCHEDULE II

                        MERCURY INTERACTIVE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  For the Three Years Ended December 31, 1998
                                 (In thousands)

                                             Additions
                                  Balance at charged to Deductions  Balance at
                                  beginning  costs and   bad debts    end of
           Description            of period   expenses  charged off   period
           -----------            ---------- ---------- ----------- ----------
Reserve for sales returns and
 doubtful accounts receivable:
  December 31, 1998..............   $1,878     $2,943     $1,198      $3,623
  December 31, 1997..............   $1,136     $1,927     $1,185      $1,878
  December 31, 1996..............   $  705     $2,831     $2,400      $1,136