Form 10-Q
period 1999-03-31
MERCURY INTERACTIVE CORPORATION
filed 1999-05-17
CIK 867058

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

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   The number of shares of Registrant's Common Stock outstanding as of April 30, 1999 was 37,106,513.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        MERCURY INTERACTIVE CORPORATION

                                     INDEX

                                                                       Page No.
                                                                       --------
 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets-
          March 31, 1999 and December 31, 1998......................       3

         Condensed Consolidated Statements of Operations-
          Three months ended March 31, 1999 and 1998................       4

         Condensed Consolidated Statements of Cash Flows-
          Three months ended March 31, 1999 and 1998................       5

         Notes to Condensed Consolidated Financial Statements.......       6

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................       8

 Item 3. Quantitative and Qualitative Disclosures About Market
          Risk......................................................      15

 PART II. OTHER INFORMATION

 Item 4. Exhibits and Reports on Form 8-K...........................      16

 SIGNATURE...........................................................     17

 INDEX TO EXHIBITS...................................................     18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        MERCURY INTERACTIVE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         March 31,  December 31,
                                                           1999         1998
                                                        ----------- ------------
                                                        (unaudited)   (audited)
                        ASSETS

Current assets:
  Cash and cash equivalents............................  $ 94,329     $ 96,073
  Short-term investments...............................    30,471       13,130
  Trade accounts receivable............................    23,457       27,903
  Other receivables....................................     5,027        6,012
  Prepaid expenses and other current assets............    10,827       10,526
                                                         --------     --------
    Total current assets...............................   164,111      153,644

Long-term investments..................................    19,108       20,697
Property and equipment, net............................    29,017       28,250
Other assets...........................................       435          985
                                                         --------     --------
                                                         $212,671     $203,576
                                                         ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................  $  3,726     $  4,575
  Accrued liabilities..................................    16,476       17,792
  Income taxes payable.................................    10,433       11,498
  Deferred revenue.....................................    25,823       24,122
                                                         --------     --------
    Total current liabilities..........................    56,458       57,987
                                                         --------     --------

Commitments and contingencies

Stockholders' equity:
  Common stock.........................................        74           73
  Capital in excess of par value.......................   128,721      124,038
  Notes receivable from sale of stock..................    (4,533)      (5,130)
  Accumulated comprehensive income.....................    (1,026)        (775)
  Retained earnings....................................    32,977       27,383
                                                         --------     --------
    Total stockholders' equity.........................   156,213      145,589
                                                         --------     --------
                                                         $212,671     $203,576
                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                 Three months
                                                                ended March 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
Revenue:
  License...................................................... $24,600 $15,600
  Service......................................................  13,000   6,600
                                                                ------- -------
    Total revenue..............................................  37,600  22,200
                                                                ------- -------
Cost of revenue:
  License......................................................   1,636   1,329
  Service......................................................   4,072   2,334
                                                                ------- -------
    Total cost of revenue......................................   5,708   3,663
                                                                ------- -------
Gross profit...................................................  31,892  18,537
                                                                ------- -------

Operating expenses:
  Research and development, net................................   4,820   3,023
  Marketing and selling........................................  18,987  10,983
  General and administrative...................................   2,245   1,849
                                                                ------- -------
    Total operating expenses...................................  26,052  15,855
                                                                ------- -------

Income from operations.........................................   5,840   2,682
Other income, net..............................................   1,152     850
                                                                ------- -------
Income before provision for income taxes.......................   6,992   3,532
Provision for income taxes.....................................   1,398     706
                                                                ------- -------
Net income..................................................... $ 5,594 $ 2,826
                                                                ======= =======
Net income per share (basic)................................... $  0.15 $  0.08
                                                                ======= =======
Net income per share (diluted)................................. $  0.14 $  0.07
                                                                ======= =======

Weighted average common shares (basic).........................  36,848  33,984
Weighted average common shares and equivalents (diluted).......  41,265  38,282

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Three months ended
                                                               March 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
Cash flows from operating activities:
  Net income.............................................. $   5,594  $  2,826
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...........................     1,273     1,132
  Changes in assets and liabilities:
    Trade accounts receivable.............................     4,446     3,822
    Other receivables.....................................       985    (2,180)
    Prepaid expenses and other current assets.............        99    (1,353)
    Accounts payable......................................      (849)    1,004
    Accrued liabilities...................................    (1,316)    1,055
    Income taxes payable..................................    (1,065)   (1,010)
    Deferred revenue......................................     1,701     2,974
                                                           ---------  --------
      Net cash provided by operating activities...........    10,868     8,270
                                                           ---------  --------
Cash flows from investing activities:
 Purchases of investments, net............................   (15,752)   (4,952)
 Acquisition of property and equipment....................    (1,890)   (4,637)
                                                           ---------  --------
      Net cash used in investing activities...............   (17,642)   (9,589)
                                                           ---------  --------
Cash flows from financing activities:
 Proceeds from issuance of Common Stock, net..............     4,684     4,103
 Notes receivable from issuance of stock..................       597        --
                                                           ---------  --------
      Net cash provided by financing activities...........     5,281     4,103
                                                           ---------  --------
Effect of exchange rate changes on cash...................      (251)      140
                                                           ---------  --------
Net increase (decrease) in cash and cash equivalents......    (1,744)    2,924
Cash and cash equivalents at beginning of period..........    96,073    57,211
                                                           ---------  --------
Cash and cash equivalents at end of period................ $  94,329  $ 60,135
                                                           =========  ========





     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, included in the 1998 Form 10-K. The condensed consolidated statements of operations for the three months ended March 31, 1999 is not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 1999.

2. The effective tax rate for the three months ended March 31, 1999 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel.

3. The Company obtained no grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the quarter ended March 31,1999, and obtained grants in the amount of $802,000 in the quarter ended March 31, 1998. These grants were accounted for using the cost reduction method, under which research and development expenses were decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and, for certain grants, up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $771,000 and $525,000 for the quarters ended March 31, 1999 and 1998, respectively. As of March 31, 1999, the Company is committed to pay, if and when incurred, approximately $1.6 million in royalties. The Company has not applied for, nor does it expect to apply for, any future Chief Scientist grants.

4. Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"). SFAS 128 requires the Company to report both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average common shares outstanding and all dilutive potential common shares outstanding. For the quarters ended March 31, 1999 and 1998, dilutive potential common shares outstanding reflected shares issuable under the Company's stock option plans. The following table summarizes the Company's earnings per share computations for the quarters ended March 31, 1998 and 1999:

                                                         Net   Average Earnings
                                                        income shares  per share
                                                        ------ ------- ---------
     March 31, 1998:
       Basic earnings per share........................ $2,826 33,984    $0.08
       Dilutive adjustments............................         4,298
                                                        ------ ------
       Diluted earnings per share...................... $2,826 38,282    $0.07
                                                        ====== ======

     March 31, 1999:
       Basic earnings per share........................ $5,594 36,848    $0.15
       Dilutive adjustments............................         4,417
                                                        ------ ------
       Diluted earnings per share...................... $5,594 41,265    $0.14
                                                        ====== ======

  In January 1999, the Company declared a two-for-one stock split in the form of a stock dividend. One additional share of the Company's common stock had been issued for each share of common stock held by shareholders of record as of February 12, 1999. New shares were distributed on March 1, 1999. All per share data contained herein has been restated to reflect the increased number of shares outstanding.

  At March 31, 1999 and 1998, there were no options considered anti-dilutive.

                        MERCURY INTERACTIVE CORPORATION

5. The Company reports components of comprehensive income (loss) in its annual consolidated statement of shareholders' equity. Other comprehensive income
   (loss) consists of net income and foreign currency translation adjustments. The Company's total comprehensive income (loss) were as follows:

                                                           Three months ended
                                                                March 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
     Net income........................................... $   5,594  $   2,826
     Other comprehensive gain (loss)......................      (251)       140
                                                           ---------  ---------
     Other comprehensive income........................... $   5,343  $   2,966
                                                           =========  =========

6. In March 1998, the AICPA issued Statement of Position 98-4, "Deferral of Effective Date of a provision of SOP 97-2" ("SOP 98-4"). SOP 98-4 defers for one year the application of certain provisions of Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). Different informal and non-authoritative interpretations of certain provisions of SOP 97-2 have arisen and, as a result, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to certain Transactions" ("SOP 98-9"), in December 1998 which is effective for periods beginning after March 15, 1999. SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. The adoption of SOP 97-2, SOP 98-4 and SOP 98-9 have not had and are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

7. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS 133 to have a material impact on the Company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward looking statements and other forward looking statements made elsewhere in this document are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Please read the section below titled "Factors that may affect future results" to review conditions which the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. Forward looking statements include, but are not limited to, those items identified with a footnote symbol./1/ The Company undertakes no obligation to update the information contained herein.

Results of Operations

 Revenue

   License revenue increased 58% to $24.6 million in the first quarter of 1999 from $15.6 million in the first quarter of 1998. The Company's growth in license revenue was primarily attributable to growth in license fees from the LoadRunner, WinRunner and TestDirector products, particularly for use by customers to test electronic business applications.

   Service revenue increased 97% to $13.0 million in the first quarter of 1999 from $6.6 million in the first quarter of 1998. This increase in service revenue in the first quarter of 1999 compared to the same period in 1998 was primarily due to the renewal of maintenance contracts and an increase in training and consulting revenue. The Company expects that service revenue will continue to increase in absolute dollars as long as the Company's customer base continues to grow./1/

   International revenue represented 35% of total revenue in the quarters ended March 31, 1999 and 1998. The absolute dollar growth in international revenue reflected the Company's continued investment in international operations. The Company expects international revenue to continue to increase in absolute dollars, however, achievement of these results cannot be assured./1/

 Cost of revenue

   License cost of revenue, as a percentage of license revenue, decreased to 7% in the first quarter of 1999 from 9% in the first quarter of 1998. License cost of revenue includes cost of production personnel, product packaging and amortization of capitalized software development costs. The decreased license cost of revenue as a percentage of revenue in the first quarter of 1999 reflected primarily flat absolute dollar amortization of capitalized software development costs in the first quarter of 1999 and 1998.

   Service cost of revenue, as a percentage of service revenue was 31% in the first quarter of 1999 compared to 35% in the first quarter of 1998. Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. The decrease in service cost of revenue as a percentage of service revenue in the first quarter of 1999 reflected increased profitability on maintenance revenue. The cost of maintenance relates primarily to headcount and related expenses and is therefore relatively fixed on a short-term basis.

 Research and development

   For the quarter ended March 31, 1999, research and development, net was $4.8 million, or 13% of total revenue, compared to $3.0 million, or 14% of total revenue in the first quarter of 1998. The increase in absolute dollars in the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 reflected an increase in spending due to growth in research and development headcount and increased royalty payments, net of grants received in 1998, to the office of Chief Scientist in Israel.

--------
/1/Forward looking statement

   The Company obtained no grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the quarter ended March 31, 1999, and obtained grants in the amount of $802,000 in the quarter ended March 31, 1998. These grants were accounted for using the cost reduction method, under which research and development expenses were decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $771,000 and $525,000 for the quarters ended March 31, 1999 and 1998, respectively. As of March 31, 1999, the Company is committed to pay, if and when incurred, $1.6 million in royalties. The Company has not applied nor does it currently anticipate applying for future grants.

   During the quarters ended March 31, 1999 and 1998, the Company did not capitalize any software development costs. Amortization charges included in cost of license revenues were $150,000 in each of the quarters ended March 31, 1999 and 1998. At March 31, 1999 and December 31, 1998, the Company had a balance in capitalized software development costs of approximately $435,000 and $585,000, respectively.

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

 Marketing and selling

   Marketing and selling expenses were $19.0 million, or 50% of total revenue in the quarter ended March 31, 1999, compared to $11.0 million, or 49% of total revenue in the quarter ended March 31, 1998. The increase in marketing and selling expenses was primarily due to increases in commission expenses attributable to the higher revenue level and other personnel-related costs reflecting growth in sales headcount. The Company expects marketing and selling expenses to increase in absolute dollars as total revenue increases, but such expenses may vary as a percentage of revenue./1/

 General and administration

   General and administrative expenses were $2.2 million or 6% of total revenue in the quarter ended March 31, 1999, compared to $1.8 million or 8% of total revenue in the quarter ended March 31, 1998. The increase in absolute dollar spending reflects increased staffing and related spending necessary to manage and support the Company's growth.

 Other income, net

   Other income, net consists primarily of interest income and foreign exchange gains and losses. The increase in other income, net to $1.2 million in the quarter ended March 31, 1999, from $850,000 in the quarter ended March 31, 1998, reflected primarily increased interest income on higher average cash and investment balances in the quarter ended March 31, 1999.

 Provision for income taxes

   The Company participates in special programs sponsored by the government of Israel relating to taxation, contributing to significant lower income tax expense than expected based on the U.S. federal income tax rate. Future provisions for income taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions.

--------
/1/Forward looking statement

 Net income

   The Company reported net income of $5.6 million in the quarter ended March 31, 1999, compared to net income of $2.8 million in the quarter ended March 31, 1998. The Company's operating expenses are based, in part, on its expectations of future revenues, and expenses are generally incurred in advance of revenues. The Company plans to continue to expand and increase its operating expenses to support anticipated revenue growth./1/ If revenue does not materialize in a quarter as expected, the Company's results from operations for that quarter are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with its revenue.

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

   At this time, the Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and utility companies. The failure of any one of these third-party suppliers could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers. The Company is in the process of polling these companies in order to determine their state of compliance and their contingency plans.

   Failure of the Company to provide Year 2000 compliant products to its customers or to receive business solutions from its suppliers could result in liability to the Company or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could result in a material adverse effect on the Company's business, results of operations and financial condition. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently developing a contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000 compliant.

   In selling its products, the Company frequently relies on "shrink wrap" licenses that are not signed by licensees. The provisions in such licenses limiting the Company's exposure to potential product liability claims may therefore be unenforceable under the laws of certain jurisdictions. Further, the Company's license agreements typically contain a representation that the software is Year 2000 compliant through its description of specifically how the Company's products process the Year 2000 calendar dates. While the Company believes

--------
/1/Forward looking statement
its products are Year 2000 compliant, the risk of Year 2000 noncompliance claims may increase as December 31, 1999 approaches and passes. The Company currently carries errors and omissions insurance against such claims, however, there can be no assurance that such insurance will continue to be available on acceptable terms, if at all, or that such insurance will provide the Company with adequate protection against any such claims. Although the Company has not experienced any product liability or other Year 2000 claims to date, the sale and support of products by the Company may entail the risk of such claims. A significant product liability claim against the Company would have a material adverse effect upon the Company's business, results of operations and financial condition.

 Factors that may affect future results

   The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I--Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998, contained in the Company's 1998 Form 10-K. The Company has identified certain forward looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations with a footnote symbol/1/. The Company may also make oral forward looking statements from time to time. Actual results may differ materially from those projected in any such forward looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

   The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. To maintain its competitive position, the Company must continue to develop and introduce in a timely and cost-effective manner enhancements to its existing and new products that keep pace with technological developments and achieve market acceptance. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products or enhancements successfully, that any such new products or enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes. There can be no assurance that the Company will not encounter technical or other difficulties that could delay or inhibit introduction of new products in the future, including the recently announced Application Performance Management class of products. If the Company is unable to introduce new products or enhancements and respond to industry changes on a timely basis, its business could be materially adversely affected.

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

   The Company may from time to time experience significant fluctuation in quarterly operating results due to a variety of factors, some of which are outside of the Company's control. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based on sales forecasts. Products are generally shipped as orders are received, and, consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. In particular, the Company has historically received a substantial portion of its orders at the end of a

--------
/1/Forward looking statement
quarter, up to the last few days of a quarter. If an unanticipated order shortfall occurs at the end of a quarter, the Company's operating results for the quarter could be materially adversely affected. In addition, product orders are affected by the buying patterns of customers. The buying trends of customers are further impacted by internal budgetary considerations relating to Year 2000 remediation or Euro conversion efforts. All of the foregoing may result in unanticipated quarterly earning shortfalls or losses. Accordingly, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

   The Company has derived a substantial portion of its revenues from sales of its products through alternate distribution channels such as referral partners, system integrators, and value-added resellers. The Company expects that sales of its products through its alternate distribution channels will continue to account for a substantial portion of its revenues for the foreseeable future. Each of the Company's system integrators and value added resellers can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's system integrators and value added resellers will continue to offer the Company's products or that the Company will be able to recruit additional or replacement system integrators and value added resellers. The loss of one or more of the Company's major system integrators and value added resellers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's system integrators and value added resellers also offer competitive products manufactured by third parties. There can be no assurance that the Company's system integrators and value added resellers will give priority to the marketing of the Company's products as compared to its competitors' products. Any reduction or delay in sales of the Company's products by its system integrators and value added resellers could have a material adverse effect on the Company's business, results of operations and financial condition.

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

   As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. Historically, the Company's primary exposure related to non-dollar denominated sales and operating expenses in Europe and the Pacific Rim. As the Company continues to expand its international operations, the Company expects to see an increase in exposures related to non-dollar denominated sales./1/ The Company attempts to limit foreign exchange exposure through operational strategies and by using forward contracts to offset the effects of exchange rate changes on intercompany trade balances. These efforts depend upon estimates of transaction activity in various currencies. There can be no assurance that the company will be successful in making these estimates. To the extent these estimates are overstated or understated during periods of currency volatility, the Company could experience unanticipated material currency gains or losses.

--------
/1/Forward looking statement

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

   The Company's stock price has been and will continue to be, subject to significant volatility. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. If revenues or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate and significant impact on the Company's stock price. In addition, the Company's stock price may be impacted by events or broader market trends that are unrelated to the Company's operating results, including the financial performance of companies in related industries.

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

   Since its inception, the Company has obtained royalty-bearing grants from various Israeli government agencies. The Company received and recognized $1.6 million in such grants in 1998; however, it has not applied nor does it currently anticipate applying for future grants./1/ The Company believes these grants are no longer needed to subsidize the Company's research and development projects./1/ The terms of certain grants prohibit the manufacture of products developed under these grants outside of Israel and the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the government of Israel. As a result, if the Company is unable to obtain the consent of the government of Israel, the Company may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel.

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

   At this time, the Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and utility companies. The failure of any one of these third-party suppliers could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers. The Company is in the process of polling these companies in order to determine their state of compliance and their contingency plans.

   Failure of the Company to provide Year 2000 compliant products to its customers or to receive business solutions from its suppliers could result in liability to the Company or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could result in a material adverse effect on the Company's business, results of operations and financial condition. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently developing a contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000 compliant.

--------
/1/Forward looking statement

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

 Liquidity and capital resources

   At March 31, 1999, the Company's short-term and long-term investments consisted of investments in high-quality financial, government and corporate securities. Cash, cash equivalents and investments increased to $143.9 million at March 31, 1999, from $129.9 million at December 31, 1998. During the quarter ended March 31, 1999, the Company generated approximately $10.9 million from operations due primarily to profits from operations, collection of trade and other receivables and an increase in deferred revenue. In addition, during the quarter ended March 31, 1999, the Company received $4.7 million from the issuance of Common Stock under the employee stock option and purchase plans.

   During the quarter ended March 31, 1999, the Company's primary investing activities were purchases of property and equipment totaling $1.9 million. This included $1.1 million for construction of a new research and development facility in Israel. The Company expects to spend an additional $4.5 million to complete construction of the Israel facility before relocating its Israel subsidiary there in the third quarter of 1999.

   Assuming there is no significant change in the Company's business, the Company believes that its current cash and investment balances and cash flow from operations, will be sufficient to fund the Company's cash needs for at least the next twelve months./1/

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Interest rate risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issue or issuer. At March 31, 1999, $94.3 million (68%) of the Company's cash, cash equivalents and investment portfolio carried a maturity of less than 90 days, and $124.8 million (87%) carried a maturity of less than one year. All investments mature, by policy, in less than two years. The Company has the ability and intent to hold the portfolio to maturity. The effect of a 10% rate decline would not have a material effect on the portfolio.

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

--------
/1/Forward looking statement

                        MERCURY INTERACTIVE CORPORATION

PART II. OTHER INFORMATION

Item 4. Exhibits and Reports on Form 8-K

   (a) Exhibit 27.1--Financial Data Schedule.

   (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 1999                        MERCURY INTERACTIVE CORPORATION
                                           (Registrant)

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

                               INDEX TO EXHIBITS

                                       Sequentially
                                         Numbered
 Exhibit No. Description                   Page
 ----------- -----------               ------------
    27.1     Financial Data Schedule