Form 10-Q
period 1999-06-30
MERCURY INTERACTIVE CORPORATION
filed 1999-08-16
CIK 867058

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


     (Mark One)
     x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

The number of shares of Registrant's Common Stock outstanding as of July 31, 1999 was 37,943,529.

                        MERCURY INTERACTIVE CORPORATION

                                     INDEX


                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets -
                     June 30, 1999 and December 31, 1998                     3

                Condensed Consolidated Statements of Operations -
                     Three and six months ended June 30, 1999 and 1998       4

                Condensed Consolidated Statements of Cash Flows -
                     Six months ended June 30, 1999 and 1998                 5

                Notes to Condensed Consolidated Financial Statements         6

Item 2.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk  15


PART II.  OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Stockholders             16

Item 5.         Other Information                                           16

Item 6.         Exhibits and Reports on Form 8-K                            17

SIGNATURE                                                                   18

INDEX TO EXHIBITS                                                           19

PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

                        MERCURY INTERACTIVE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           June 30,      December 31,
                                                             1999           1998
                                                          (unaudited)     (audited)
                                                          -----------     ---------
ASSETS
Current assets:
  Cash and cash equivalents                                 $100,258      $ 96,073
  Short-term investments                                      40,789        13,130
  Trade accounts receivable                                   24,829        27,903
  Other receivables                                            5,619         6,012
  Prepaid expenses and other current assets                   12,614        11,511
                                                            --------      --------
     Total current assets                                    184,109       154,629

Long-term investments                                         19,558        20,697
Property and equipment, net                                   30,659        28,250
                                                            --------      --------
                                                            $234,326      $203,576
                                                            ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  4,431      $  4,575
  Accrued liabilities                                         22,312        17,792
  Income taxes payable                                        11,820        11,498
  Deferred revenue                                            29,513        24,122
                                                            --------      --------
     Total current liabilities                                68,076        57,987
                                                             -------      --------

Commitments and contingencies

Stockholders' equity:
  Common stock                                                    75            73
  Capital in excess of par value                             133,871       124,038
  Notes receivable from issuance of stock                     (6,877)       (5,130)
  Accumulated comprehensive loss                              (1,158)         (775)
  Retained earnings                                           40,339        27,383
                                                            --------      --------
     Total stockholders' equity                              166,250       145,589
                                                            --------      --------
                                                            $234,326      $203,576
                                                            ========      ========




     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)



                                                               Three months ended                   Six months ended
                                                                    June 30,                            June 30,
                                                        -------------------------------     -------------------------------
                                                             1999              1998              1999              1998
                                                        -------------     -------------     -------------     -------------
Revenue:
  License                                               $      29,300     $      19,100     $      53,900     $      34,700
  Service                                                      13,200             8,100            26,200            14,700
                                                        -------------     -------------     -------------     -------------
     Total revenue                                             42,500            27,200            80,100            49,400
                                                        -------------     -------------     -------------     -------------
Cost of revenue:
  License                                                       1,870             1,550             3,506             2,879
  Service                                                       4,441             2,600             8,513             4,934
                                                        -------------     -------------     -------------     -------------
     Total cost of revenue                                      6,311             4,150            12,019             7,813
                                                        -------------     -------------     -------------     -------------

Gross profit                                                   36,189            23,050            68,081            41,587
                                                        -------------     -------------     -------------     -------------

Operating expenses:
  Research and development, net                                 5,480             3,656            10,300             6,679
  Marketing and selling                                        20,220            13,379            39,207            24,362
  General and administrative                                    2,704             1,899             4,949             3,748
                                                        -------------     -------------     -------------     -------------
     Total operating expenses                                  28,404            18,934            54,456            34,789
                                                        -------------     -------------     -------------     -------------

Income from operations                                          7,785             4,116            13,625             6,798
Other income, net                                               1,417               925             2,569             1,775
                                                        -------------     -------------     -------------     -------------
Income before provision for income taxes                        9,202             5,041            16,194             8,573
Provision for income taxes                                      1,840             1,008             3,238             1,714
                                                        -------------     -------------     -------------     -------------
Net income                                              $       7,362     $       4,033     $      12,956     $       6,859
                                                        =============     =============     =============     =============
Net income per share (basic)                            $        0.20     $        0.12     $        0.35     $        0.20
                                                        =============     =============     =============     =============
Net income per share (diluted)                          $        0.18     $        0.10     $        0.31     $        0.18
                                                        =============     =============     =============     =============


Weighted average common shares (basic)                         37,307            34,570            37,077            34,277
                                                        =============     =============     =============     =============
Weighted average common shares
  and equivalents (diluted)                                    41,490            38,820            41,377            38,511
                                                        =============     =============     =============     =============










     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                  Six months ended
                                                                                      June 30,
                                                                       ------------------------------------
                                                                           1999                   1998
                                                                       -------------          -------------
Cash flows from operating activities:
  Net income                                                               $  12,956              $   6,859
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                2,570                  2,376
  Changes in assets and liabilities:
    Trade accounts receivable                                                  3,074                  4,801
    Other receivables                                                            393                   (364)
    Prepaid expenses and other current assets                                 (1,403)                (3,178)
    Accounts payable                                                            (144)                 1,176
    Accrued liabilities                                                        4,520                   (427)
    Income taxes payable                                                         322                    802
    Deferred revenue                                                           5,391                  7,398
                                                                       -------------          -------------
     Net cash provided by operating activities                                27,679                 19,443
                                                                       -------------          -------------

Cash flows from investing activities:
 Purchases of investments, net                                               (26,520)                (2,688)
 Acquisition of property and equipment, net                                   (4,679)                (8,404)
                                                                       -------------          -------------
     Net cash used in investing activities                                   (31,199)               (11,092)
                                                                       -------------          -------------

Cash flows from financing activities:
 Proceeds from issuance of common stock, net                                   9,835                  5,853
 Notes receivable from issuance of stock                                      (1,747)                    --
                                                                       -------------          -------------
     Net cash provided by financing activities                                 8,088                  5,853
                                                                       -------------          -------------

Effect of exchange rate changes on cash                                         (383)                    61
                                                                       -------------          -------------
Net increase in cash and cash equivalents                                      4,185                 14,265
Cash and cash equivalents at beginning of period                              96,073                 57,211
                                                                       -------------          -------------
Cash and cash equivalents at end of period                                 $ 100,258              $  71,476
                                                                       =============          =============





     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, included in the 1998 Form 10-K. The condensed consolidated statements of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 1999.

2. The effective tax rate for the three months and six months ended June 30, 1999 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel.

3. The Company obtained no grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the three months and six months ended June 30,1999, and obtained grants in the amount of $410,000 and $1.2 million in the three months and six months ended June 30, 1998, respectively. These grants were accounted for using the cost reduction method, under which research and development expenses were decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and, for certain grants, up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $850,000 and $1.6 million for the three months and six months ended June 30, 1999, respectively, and $586,000 and $1.1 million for the three months and six months ended June 30, 1998, respectively. As of June 30, 1999, the Company is committed to pay, if and when incurred, approximately $801,000 in royalties. The Company has not applied for, nor does it expect to apply for, any future Chief Scientist grants.

4. Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"). SFAS 128 requires the Company to report both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average common shares outstanding and all dilutive potential common shares outstanding. For the three months and six months ended June 30, 1999 and 1998, dilutive potential common shares outstanding reflected shares issuable under the Company's stock option plans. The following table summarizes the Company's earnings per share computations for the quarters ended June 30, 1999 and 1998:


                                         Net    Average  Earnings
                                        income  shares   per share
                                        ------  -------  ---------
     June 30, 1999:
          Basic earnings per share....  $7,362   37,307      $0.20
          Dilutive adjustments........       -    4,183
                                        ------   ------
          Diluted earnings per share..  $7,362   41,490      $0.18
                                        ======   ======

     June 30, 1998:
          Basic earnings per share....  $4,033   34,570      $0.12
          Dilutive adjustments........       -    4,250
                                        ------   ------
          Diluted earnings per share..  $4,033   38,820      $0.10
                                        ======   ======


     At June 30, 1999 and 1998, there were no options considered anti-dilutive.

5. The Company reports components of comprehensive income (loss) in its annual consolidated statement of shareholders' equity. Other comprehensive income
     (loss) consists of net income and foreign currency translation adjustments. The Company's total comprehensive income (loss) were as follows:


                                                             Three months ended                    Six months ended
                                                                  June 30,                             June 30,
                                                       ----------------------------         ----------------------------
                                                           1999              1998                1999            1998
                                                       ----------       -----------         -----------      -----------
Net income                                             $    7,362       $     4,033         $    12,956      $     6,859
Other comprehensive gain (loss)                              (132)              (79)               (383)              61
                                                       ----------       -----------         -----------      -----------
Other comprehensive income                             $    7,230       $     3,954         $    12,573      $     6,920
                                                       ==========       ===========         ===========      ===========

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

7. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers for one year the application of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The adoption of SFAS 133 AND SFAS 137 have not had and are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

8. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to report financial and descriptive information about their reportable operating segments. The Company has three reportable operating segments including the Americas, Europe, and the Rest of the World, which includes Israel. These segments are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of automated software testing tools and related services. The Company evaluates operating segment performance based primarily on net revenues and certain operating expenses. The Company's products are marketed internationally through the Company's subsidiaries and through referral partners, system integrators, distributors and value-added resellers. Financial information for the Company's operating segments is summarized below for the three months and six months ended June 30, 1999 and 1998:

                                                            Three months ended            Six months ended
                                                                  June 30,                     June 30,
                                                         --------------------------    --------------------------
                                                            1999           1998            1999            1998
                                                         ----------    ------------    -------------  -----------
     Net revenue to third parties:
          Americas.....................................  $ 28,800        $ 17,700        $ 53,200        $ 32,247
          Europe.......................................    10,700           7,180          21,100          12,990
          Israel and Rest of the World.................     3,000           2,320           5,800           4,163
                                                         --------        --------        --------        --------
                Consolidated...........................  $ 42,500        $ 27,200        $ 80,100        $ 49,400
                                                         ========        ========        ========        ========
    Identifiable assets:
          Americas.....................................  $165,097        $129,293        $165,097        $129,293
          Europe.......................................    13,279          12,512          13,279          12,512
          Israel and Rest of the World.................    55,950          23,327          55,950          23,327
                                                         --------        --------        --------        --------
                Consolidated...........................  $234,326        $165,132        $234,326        $165,132
                                                         ========        ========        ========        ========

The subsidiary located in the United Kingdom accounted for 11% of the consolidated revenue to unaffiliated customers for the three months and six months ended June 30, 1999 and accounted for 12% of the consolidated revenue to unaffiliated customers for the six months ended June 30, 1998. Operations located in Israel accounted for 28% of the consolidated identifiable assets at June 30, 1999, and accounted for 19% of the consolidated identifiable assets at June 30, 1998. No other subsidiary represented 10% or more of the related consolidated amounts for the periods presented.

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


Results of Operations

          Revenue

          License revenue increased 53% to $29.3 million during the three months ended June 30, 1999 from $19.1 million in the three months ended June 30, 1998. License revenue increased 55% to $53.9 million during the six months ended June 30, 1999 from $34.7 million during the six months ended June 30, 1998. The Company's growth in license revenue reflected growth in license fees from the LoadRunner, WinRunner and Test Director products, particularly for use by customers to test electronic business applications.

          Service revenue increased 63% to $13.2 million during the three months ended June 30, 1999 from $8.1 million in the three months ended June 30, 1998. Service revenue increased 78% to $26.2 million during the six months ended June 30, 1999 from $14.7 million during the six months ended June 30, 1998. For the three months and six months ended June 30, 1999, service revenue growth was primarily due to installment based maintenance contract renewals. The Company expects that service revenue will continue to increase in absolute dollars as long as the Company's customer base continues to grow./1/

          International revenue represented 32% and 34% of total revenue in the three months and six months ended June 30, 1999, respectively. The absolute dollar growth in international revenue reflected the Company's continued investment in international operations. The Company expects international revenue to continue to increase in absolute dollars, however, achievement of these results cannot be assured./1/

          Cost of revenue

          License cost of revenue, as a percentage of license revenue, decreased to 6% in the three months ended June 30, 1999 and 7% in the six months ended June 30, 1999, from 8% in both the three months and six months ended June 30, 1998. License cost of revenue includes cost of production personnel, product packaging and amortization of capitalized software development costs. The decreased license cost of revenue as a percentage of revenue in the three months and six months ended June 30, 1999 reflected primarily flat absolute dollar amortization of capitalized software development costs in the three months and six months ended June 30, 1999 and 1998.

          Service cost of revenue, as a percentage of service revenue was 34% and 32% in the three months and six months ended June 30, 1999, respectively, compared to 32% and 34% in the three months and six months ended June 30, 1998, respectively. Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. Service cost of revenue as a percentage of service revenue may vary based on the degree of outsourcing of training and consulting and the profitability of individual consulting engagements.

          Research and development, net

          Research and development, net was $5.5 million and $10.3 million, or 13% of total revenue for both the three months and six months ended June 30, 1999, respectively, compared to $3.7 million and $6.7 million, or 13% and 14% of total revenue for the three months and six months ended June 30, 1998, respectively. The increase in

------------------------------
/1/ Forward looking statement
absolute dollars in the three months and six months ended June 30,1999 reflected an increase in spending due to growth in research and development headcount, and increased royalty payments to the Office of the Chief Scientist in Israel.

          The Company obtained no grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the three months and six months ended June 30, 1999, and obtained grants in the amount of $410,000 and $1.2 million in the three months and six months ended June 30, 1998, respectively. These grants were accounted for using the cost reduction method, under which research and development expenses were decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and, for certain grants, up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $850,000 and $1.6 million for the three months and six months ended June 30, 1999, respectively, and $586,000 and $1.1 million for the three months and six months ended June 30, 1998, respectively. As of June 30, 1999, the Company is committed to pay, if and when incurred, approximately $801,000 in royalties. The Company has not applied for, nor does it expect to apply for, any future Chief Scientist grants.

          During the three months and six months ended June 30, 1999 and 1998,the Company did not capitalize any software development costs. Amortization charges included in cost of license revenues were $150,000 and $300,000 for the three months and six months ended June 30, 1999 and 1998, respectively. At June 30, 1999 and December 31, 1998, the Company had a balance in capitalized software development costs of approximately $285,000 and $585,000, respectively.

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

          Marketing and selling

          Marketing and selling expenses were $20.2 million, or 48% of total revenue, and $39.2 million, or 49% of total revenue, in both the three months and six months ended June 30, 1999, respectively, from $13.4 million and $24.4 million, or 49% of total revenue, in both the three months and six months ended June 30, 1998, respectively. The absolute dollar increase in marketing and selling expenses was primarily due to increased commission expense attributable to the higher revenue level, an increase in other personnel-related costs reflecting the growth in sales and marketing headcount, and increased spending on marketing programs. The Company expects marketing and selling expenses to increase in absolute dollars as total revenue increases, but such expenses may vary as a percentage of revenue./1/

     General and administrative

     General and administrative expenses were $2.7 million and $4.9 million, or 6% of total revenue, in the three months and six months ended June 30, 1999, respectively, from $1.9 million, or 7% of total revenue, and $3.7 million, or 8% of total revenue, in both the three months and six months ended June 30, 1998, respectively. The increase in absolute dollar spending reflected increased staffing and related spending necessary to manage and support the Company's growth.

          Other income, net

          Other income, net consists primarily of interest income and foreign exchange gains and losses. The increase in other income, net to $1.4 million and $2.6 million for the three months and six months ended June 30, 1999, respectively, from $925,000 and $1.8 million for the three months and six months ended June 30, 1998,

------------------------
/1/ Forward looking statement
respectively, reflected primarily increased interest income on higher average cash and investment balances in the three months and six months ended June 30, 1999.

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

          Net income

          The Company reported net income of $7.4 million and $13.0 million in the three months and six months ended June 30, 1999, respectively, compared to net income of $4.0 million and $6.9 million in the three months and six months ended June 30, 1998, respectively. The Company's operating expenses are based, in part, on its expectations of future revenues, and expenses are generally incurred in advance of revenues. The Company plans to continue to expand and increase its operating expenses to support anticipated revenue growth./1/ If revenue does not materialize in a quarter as expected, the Company's results from operations for the quarter are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with its revenue.

          Inflation

          Inflation has not had a significant impact on the Company's operating results to date.

          Year 2000

          The approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company has conducted an internal review of its corporate headquarters computer systems and software ("IT Systems") including finance, human resources, intranet applications, payroll systems and customer support organization systems to determine their Year 2000 compliance. As part of this process, the Company contacted vendors of its relevant corporate IT Systems and determined potential exposure to Year 2000 issues and has obtained written assurance from such vendors regarding Year 2000 compliance. The Company is in the process of implementing software upgrades for certain systems found not to be Year 2000 compliant. The cost of completing this implementation will not have a material adverse effect on the Company's results of operations.

          At this time, the Company is in the process of determining the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and utility companies. The failure of any one of these third-party suppliers could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers. The Company has received confirmation of Year 2000 compliance from most of these companies and is pursuing confirmation with those vendors who have not yet responded to inquiries.

          Failure of the Company to provide Year 2000 compliant products to its customers or to receive business solutions from its suppliers could result in liability to the Company or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could result in a material adverse effect on the Company's business, results of operations and financial condition. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material

-------------------------
/1/ Forward looking statement
adverse effect on the Company's business, financial condition or results of operations. The Company has developed a contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000 compliant.

          In selling its products, the Company frequently relies on "shrink wrap" licenses that are not signed by licensees. The provisions in such licenses limiting the Company's exposure to potential product liability claims may therefore be unenforceable under the laws of certain jurisdictions.
Further, the Company's license agreements typically contain a representation that the software is Year 2000 compliant through its description of specifically how the Company's products process the Year 2000 calendar dates. While the Company believes its products are Year 2000 compliant, the risk of Year 2000 noncompliance claims may increase as December 31, 1999 approaches and passes. The Company currently carries errors and omissions insurance against such claims, however, there can be no assurance that such insurance will continue to be available on acceptable terms, if at all, or that such insurance will provide the Company with adequate protection against product liability or other claims. Although the Company has not experienced any product liability or other Year 2000 claims to date, the sale and support of products by the Company may entail the risk of such claims. A significant product liability claim against the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

          Factors that may affect future results

          The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in
Part I -Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998, contained in the Company's 1998 Form 10-K. The Company has identified certain forward looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations with a footnote symbol /1/. The Company may also make oral forward looking statements from time to time. Actual results may differ materially from those projected in any such forward looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

          The market for software products is characterized by rapidly changing technology, frequent introduction of new products and changes in customer requirements which can render existing products obsolete or unmarketable. To maintain its competitive position, the Company must continue to develop and introduce in a timely and cost-effective manner enhancements to its existing and new products that keep pace with technological developments and achieve market acceptance. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products or enhancements successfully, that any such new products or enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes. There can be no assurance that the Company will not encounter technical or other difficulties that could delay or inhibit introduction of new products in the future, including the recently announced Application Performance Management class of products. If the Company is unable to introduce new products or enhancements and respond to industry changes on a timely basis, its business could be materially adversely affected.

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

          The Company may from time to time experience significant fluctuation in quarterly operating results due to a variety of factors, some of which are outside of the Company's control. A significant portion of the Company's

-----------------------
/1/ Forward looking statement
operating expenses is relatively fixed, and planned expenditures are based on sales forecasts. Products are generally shipped as orders are received, and, consequently, quarterly sales and operating results depend significantly on the volume and timing of orders received during the quarter, which are difficult to forecast. In particular, the Company has historically received a substantial portion of its orders at the end of a quarter, up to the last few days of a quarter. If an unanticipated order shortfall occurs at the end of a quarter, the Company's operating results for the quarter could be materially adversely affected. In addition, product orders are affected by the buying patterns of customers. The buying trends of customers may be impacted by internal budgetary considerations relating to Year 2000 remediation or Euro conversion efforts. All of the foregoing may result in unanticipated quarterly earning shortfalls or losses. Accordingly, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

          The Company has derived a substantial portion of its revenues from sales of its products through alternate distribution channels such as referral partners, system integrators, and value-added resellers. The Company expects that sales of its products through its alternate distribution channels will continue to account for a substantial portion of its revenues for the foreseeable future. Each of the Company's system integrators and value added resellers can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's current system integrators and value added resellers will continue to offer the Company's products, that the Company's current system integrators and value added resellers will be able to effectively sell new products or product applications, or that the Company will be able to recruit additional or replacement system integrators and value added resellers. The loss of one or more of the Company's major system integrators and value added resellers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's system integrators and value added resellers also offer competitive products manufactured by third parties. There can be no assurance that the Company's system integrators and value added resellers will give priority to the marketing of the Company's products as compared to its competitors' products. Any reduction or delay in sales of the Company's products by its system integrators and value added resellers could have a material adverse effect on the Company's business, results of operations and financial condition.

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

          As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. Historically, the Company's primary exposure has been related to non-dollar denominated sales and operating expenses in Europe and the Pacific Rim. As the Company continues to expand its international operations, the Company expects to see an increase in exposures related to non-dollar denominated sales./1/ The Company attempts to limit foreign exchange exposure through operational strategies and by using forward contracts to offset the effects of exchange rate changes on intercompany trade balances. These efforts depend upon estimates of transaction activity in various currencies. There can be no assurance that the company will be successful in making these

-------------------------
/1/ Forward looking statement
estimates. To the extent these estimates are overstated or understated during periods of currency volatility, the Company could experience unanticipated material currency gains or losses.

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

          The Company's stock price has been, and will continue to be, subject to significant volatility. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. If revenues or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate and significant impact on the Company's stock price. In addition, the Company's stock price may be impacted by events or broader market trends that are unrelated to the Company's operating results, including but not limited to the financial performance of companies in related industries.

          As part of its growth strategy, the Company may, from time to time, acquire or invest in complimentary businesses, products or technologies. While there are currently no commitments with respect to any particular acquisition or investment, the Company's management frequently evaluates strategic opportunities available related to complimentary businesses, products or technologies. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition or investment will be realized. Future acquisitions or investments by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.

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

          In selling its products, the Company frequently relies on "shrink wrap" licenses that are not signed by licensees. The provisions in such licenses limiting the Company's exposure to potential product liability claims may therefore be unenforceable under the laws of certain jurisdictions.
Further, the Company's license agreements typically contain a representation that the software is Year 2000 compliant through its description of specifically how the Company's products process the Year 2000 calendar dates. While the Company believes its products are Year 2000 compliant, the risk of Year 2000 noncompliance claims may increase as December 31, 1999 approaches and passes. The Company currently carries errors and omissions insurance against such claims, however, there can be no assurance that such insurance will continue to be available on acceptable terms, if at all, or that such insurance will provide the Company with adequate protection against any product liability or other claims. Although the Company has not experienced any product liability or other Year 2000 claims to date, the sale and support of products by the Company may entail the risk of such claims. A significant product liability claim against the Company could have a material adverse effect upon the Company's business, results of operations and financial condition.

          The approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company has conducted an internal review of its corporate headquarters computer systems and software ("IT Systems") including finance, human resources, intranet applications, payroll systems and customer support organization systems to determine their Year 2000 compliance. As part of this process, the Company contacted vendors of its relevant corporate IT Systems and determined potential exposure to Year 2000 issues and has obtained written assurance from such vendors regarding Year 2000 compliance. The Company is in the process of implementing software upgrades for certain systems found not to be Year 2000 compliant. The cost of completing this implementation will not have a material adverse effect on the Company's results of operations.

          At this time, the Company is in the process of determining the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and utility companies. The failure of any one of these third-party suppliers could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers. The Company has received confirmation of Year 2000 compliance from most of these companies and is pursuing confirmation with those vendors who have not yet responded to inquiries.

          Failure of the Company to provide Year 2000 compliant products to its customers or to receive business solutions from its suppliers could result in liability to the Company or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could result in a material adverse effect on the Company's business, results of operations and financial condition. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations. The Company has developed a contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000 compliant.

---------------------------
/1/ Forward looking statement

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

          Liquidity and Capital Resources

          At June 30, 1999, the Company's short-term and long-term investments consisted of investments in high-quality financial, government and corporate securities. Cash, cash equivalents and investments increased to $160.6 million at June 30, 1999, from $129.9 million at December 31, 1998. During the six months ended June 30, 1999, the Company generated approximately $27.7 million from operations due primarily to profits from operations, collection of trade receivables and an increase in accrued liabilities and deferred revenue. In addition, during the six months ended June 30, 1999, the Company received $8.1 million from the issuance of common stock under the employee stock option and stock purchase plans.

          During the six months ended June 30, 1999, the Company's primary investing activities were net acquisitions of property and equipment totaling $4.7 million. This included $2.6 million for construction of a new research and development facility in Israel and expansion of the Sunnyvale facility. The Company expects to spend an additional $2.0 million to complete construction of the Israel facility before relocating its Israel subsidiary there in the third quarter of 1999.

          Assuming there is no significant change in the Company's business, the Company believes that its current cash and investment balances and cash flows from operations, will be sufficient to fund the Company's cash needs for at least the next twelve months./1/

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Interest rate risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issue or issuer. At June 30, 1999, $100 million (62%) of the Company's cash, cash equivalents and investment portfolio carried a maturity of less than 90 days, and $141 million (88%) carried a maturity of less than one year. All investments mature, by policy, in less than two years. The Company has the ability and intent to hold the portfolio to maturity. The effect of a 10% rate decline would not have a material effect on the portfolio.

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

-----------------------
/1/ Forward looking statement

                    MERCURY INTERACTIVE CORPORATION

PART II. OTHER INFORMATION
--------------------------


Item 4.  Submission of Matters to a Vote of Stockholders

(a) The 1999 Annual Meeting of the Stockholders of Mercury Interactive Corporation was held at the Company's offices at 1325 Borregas Avenue, Sunnyvale, California 94089 on May 26, 1999 at 10:00 a.m.

(b) At the Annual Meeting, the following five persons were elected to the Company's Board of Directors, constituting all members of the Board of Directors.

Nominee                                                 For                         Withheld
-------                                                 ---                         --------
Aryeh Finegold                                      33,314,268                        50,485
Amnon Landan                                        33,315,408                        49,345
Igal Kohavi                                         33,314,678                        50,075
Yair Shamir                                         33,309,678                        55,075
Giora Yaron                                         33,315,678                        49,075


(c) The following additional proposals were considered at the Annual Meeting with their results according to the respective vote of the stockholders:

     PROPOSAL 2 - Ratification and approval to increase the authorized number of shares of Common Stock of the Company to 120,000,000.

          For                   Against     Abstentions  Broker Non-Votes
          ---                   --------    -----------  ----------------

          31,576,085           1,765,909       22,759           0


     PROPOSAL 3 - Ratification and approval to increase the authorized number of shares reserved for the 1999 Stock Option Plan by an additional 1,850,000 shares of Common Stock for issuance under the 1999 Stock Option Plan.

          For                    Against    Abstentions  Broker Non-Votes
          ---                    -------    -----------  ----------------

          19,793,193          13,543,397       28,163           0


     PROPOSAL 4 - Ratification and approval of the appointment of PriceWaterhouse Coopers LLP as independent accountants of the Company for the year ending December 31, 1999.

          For                   Against     Abstentions  Broker Non-Votes
          ---                   -------     -----------  ----------------

          33,249,894              98,748       16,111           0

Item 5.  Other Information

(a) On July 15, 1999 Mr. Aryeh Finegold resigned as Chairman of the Board of Directors and a member of the Board of Directors of the Company and Mr. Amnon Landan was appointed Chairman of the Board. Mr. Finegold stepped down to focus on working with young entrepreneurs and start-up ventures in Israel. The Bylaws were amended to reduce the authorized number of directors to four.

Item 6.  Exhibits and Reports on Form 8-K

(a)      3.2  -   Amended and Restated Bylaws.

(b)      27.1  -   Financial Data Schedule.

(c)      No reports on Form 8-K were filed during the three months ended June
         30, 1999.

SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1999           MERCURY INTERACTIVE CORPORATION
                                              (Registrant)


                                 /s/ Sharlene Abrams
                                 --------------------------------------------
                                 Sharlene Abrams
                                 Vice-President of Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
-----------------

    Exhibit                                                                                         Sequentially
      No.                                     Description                                           Numbered Page
      3.2                             Amended and Restated Bylaws                                         20

     27.1                               Financial Data Schedule                                           44
