Form 10-Q
period 1999-09-30
MERCURY INTERACTIVE CORPORATION
filed 1999-11-15
CIK 867058

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


          (Mark One)
          x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO

The number of shares of Registrant's Common Stock outstanding as of October 31, 1999 was 38,360,116.

                        MERCURY INTERACTIVE CORPORATION

                                     INDEX

                                                                      Page No.
                                                                      --------
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets -
               September 30, 1999 and December 31, 1998                     3

            Condensed Consolidated Statements of Operations -
               Three and nine months ended September 30, 1999
               and 1998                                                     4

            Condensed Consolidated Statements of Cash Flows -
               Nine months ended September 30, 1999 and 1998                5

            Notes to Condensed Consolidated Financial Statements            6

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     16

PART II.  OTHER INFORMATION

Item 4.     Exhibits and Reports on Form 8-K                               16


SIGNATURE                                                                  17

INDEX TO EXHIBITS                                                          18

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

                        MERCURY INTERACTIVE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                September 30,      December 31,
                                                    1999              1998
                                                (unaudited)         (audited)
                                               --------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents                    $      80,950      $     96,073
  Short-term investments                              72,031            13,130
  Trade accounts receivable                           30,743            27,903
  Other receivables                                    7,279             6,012
  Prepaid expenses and other current assets           12,652            11,511
                                               -------------      ------------
     Total current assets                            203,655           154,629

Long-term investments                                 20,058            20,697
Property and equipment, net                           34,098            28,250
                                               -------------      ------------
                                               $     257,811      $    203,576
                                               =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $       5,316      $      4,575
  Accrued liabilities                                 25,297            17,792
  Income taxes payable                                13,742            11,498
  Deferred revenue                                    31,201            24,122
                                               -------------      ------------
     Total current liabilities                        75,556            57,987
                                               -------------      ------------

Commitments and contingencies

Stockholders' equity:
  Common stock                                            76                73
  Capital in excess of par value                     140,637           124,038
  Notes receivable from issuance of stock             (6,984)           (5,130)
  Accumulated comprehensive loss                      (1,000)             (775)
  Retained earnings                                   49,526            27,383
                                               -------------      ------------
     Total stockholders' equity                      182,255           145,589
                                               -------------      ------------
                                               $     257,811      $    203,576
                                               =============      ============


     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                         Three months ended              Nine months ended
                                                            September 30,                   September 30,
                                                     ---------------------------     --------------------------
                                                        1999            1998            1999            1998
                                                     -----------     -----------     -----------     ----------
Revenue:
  License                                            $    33,500     $    21,550     $    87,400     $   56,250
  Service                                                 14,000           9,050          40,200         23,750
                                                     -----------     -----------     -----------     ----------
     Total revenue                                        47,500          30,600         127,600         80,000
                                                     -----------     -----------     -----------     ----------
Cost of revenue:
  License                                                  2,040           1,545           5,546          4,424
  Service                                                  4,948           2,959          13,461          7,893
                                                     -----------     -----------     -----------     ----------
     Total cost of revenue                                 6,988           4,504          19,007         12,317
                                                     -----------     -----------     -----------     ----------

Gross profit                                              40,512          26,096         108,593         67,683
                                                     -----------     -----------     -----------     ----------

Operating expenses:
  Research and development, net                            5,965           4,098          16,265         10,777
  Marketing and selling                                   21,728          14,146          60,935         38,508
  General and administrative                               2,901           2,042           7,850          5,790
                                                     -----------     -----------     -----------     ----------
     Total operating expenses                             30,594          20,286          85,050         55,075
                                                     -----------     -----------     -----------     ----------

Income from operations                                     9,918           5,810          23,543         12,608
Other income, net                                          1,566           1,214           4,135          2,989
                                                     -----------     -----------     -----------     ----------
Income before provision for income taxes                  11,484           7,024          27,678         15,597
Provision for income taxes                                 2,297           1,405           5,535          3,119
                                                     -----------     -----------     -----------     ----------
Net income                                           $     9,187     $     5,619     $    22,143     $   12,478
                                                     ===========     ===========     ===========     ==========
Net income per share (basic)                         $      0.24     $      0.16     $      0.59     $     0.36
                                                     ===========     ===========     ===========     ==========
Net income per share (diluted)                       $      0.22     $      0.14     $      0.53     $     0.32
                                                     ===========     ===========     ===========     ==========


Weighted average common shares (basic)                    37,961          34,976          37,372         34,510
                                                     ===========     ===========     ===========     ==========
Weighted average common shares
  and equivalents (diluted)                               42,489          39,114          41,748         38,738
                                                     ===========     ===========     ===========     ==========


     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                Nine months ended
                                                                                   September 30,
                                                                        -----------------------------------
                                                                            1999                   1998
                                                                        -------------          ------------
Cash flows from operating activities:
    Net income                                                          $      22,143          $     12,478
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               4,099                 3,797
    Changes in assets and liabilities:
      Trade accounts receivable                                                (2,840)                4,255
      Other receivables                                                        (1,267)                  427
      Prepaid expenses and other current assets                                (1,591)               (4,372)
      Accounts payable                                                            741                   203
      Accrued liabilities                                                       7,505                   508
      Income taxes payable                                                      2,244                 1,745
      Deferred revenue                                                          7,079                10,394
                                                                        -------------          ------------
        Net cash provided by operating activities                              38,113                29,435
                                                                        -------------          ------------

Cash flows from investing activities:
  Purchases of investments, net                                               (58,262)              (13,426)
  Acquisition of property and equipment, net                                   (9,497)              (11,592)
                                                                        -------------          ------------
        Net cash used in investing activities                                 (67,759)              (25,018)
                                                                        -------------          ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                  16,602                 8,932
  Notes receivable from issuance of stock                                      (1,854)                   --
                                                                        -------------          ------------
        Net cash provided by financing activities                              14,748                 8,932
                                                                        -------------          ------------

Effect of exchange rate changes on cash                                          (225)                 (178)
                                                                        -------------          ------------
Net increase (decrease) in cash and cash equivalents                          (15,123)               13,171
Cash and cash equivalents at beginning of period                               96,073                57,211
                                                                        -------------          ------------
Cash and cash equivalents at end of period                              $      80,950          $     70,382
                                                                        =============          ============



     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, included in the 1998 Form 10-K. The condensed consolidated statements of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 1999.

2. The effective tax rate for the three months and nine months ended September 30, 1999 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel.

3. The Company obtained no grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the three months and nine months ended September 30, 1999, and obtained grants in the amount of $369,000 and $1.6 million in the three months and nine months ended September 30, 1998, respectively. These grants were accounted for using the cost reduction method, under which research and development expenses were decreased by the amounts of the grants. The Company is not obligated to repay these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and, for certain grants, up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $1.1 million and $2.7 million for the three months and nine months ended September 30, 1999, respectively, and $715,000 and $1.8 million for the three months and nine months ended September 30, 1998, respectively. The Company has not applied for, nor does it expect to apply for, any future Chief Scientist grants.

4. Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"). SFAS 128 requires the Company to report both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. For the three months and nine months ended September 30, 1999 and 1998, dilutive potential common shares outstanding reflected shares issuable under the Company's stock option plans. The following table summarizes the Company's earnings per share computations for the three months ended September 30, 1999 and 1998:

                                                        Net    Average  Earnings
                                                       income  shares   per share
                                                       ------  -------  ---------
     September 30, 1999:
          Basic earnings per share.................    $9,187   37,961      $0.24
          Dilutive adjustments.....................         -    4,528
                                                       ------   ------
          Diluted earnings per share...............    $9,187   42,489      $0.22
                                                       ======   ======

     September 30, 1998:
          Basic earnings per share.................    $5,619   34,976      $0.16
          Dilutive adjustments.....................         -    4,138
                                                       ------   ------
          Diluted earnings per share...............    $5,619   39,114      $0.14
                                                       ======   ======

     At September 30, 1999, options to purchase 41,000 shares of common stock with an average price of $64.56 were considered anti-dilutive because the options' exercise price was greater than the average fair market value of the company's common stock for the quarter then ended. At September 30, 1998, there were no options considered anti-dilutive.

5. The Company reports components of comprehensive income in its annual consolidated statement of shareholders' equity. Other comprehensive income consists of net income and foreign currency translation adjustments. The Company's total comprehensive income (loss) were as follows:

                                                                      Three months ended                 Nine months ended
                                                                         September 30,                      September 30,
                                                                 ---------------------------       ----------------------------
                                                                     1999           1998               1999            1998
                                                                 -----------     -----------       -----------      -----------
          Net income                                             $     9,187     $     5,619       $    22,143      $    12,478
          Other comprehensive gain (loss)                                158            (239)             (225)            (178)
                                                                 -----------     -----------       -----------      -----------
          Other comprehensive income                             $     9,345     $     5,380       $    21,918      $    12,300
                                                                 ===========     ===========       ===========      ===========

6. In March 1998, the AICPA issued Statement of Position 98-4, "Deferral of Effective Date of a provision of SOP 97-2" ("SOP 98-4"). SOP 98-4 defers for one year the application of certain provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Different informal and non-authoritative interpretations of certain provisions of SOP 97-2 have arisen and, as a result, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"), in December 1998 which is effective for periods beginning after March 15, 1999. SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. The adoption of SOP 97-2, SOP 98-4 and SOP 98-9 have not had and are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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

8. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to report financial and descriptive information about their reportable operating segments. The Company has three reportable operating segments including the Americas, Europe, and the Rest of the World, which includes Israel. These segments are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of automated software testing tools and related services. The Company evaluates operating segment performance based primarily on net revenues and certain operating expenses. The Company's products are marketed internationally through the Company's subsidiaries and through referral partners, system integrators, distributors and value-added resellers. Financial information for the Company's operating segments is summarized below for the three months and nine months ended September 30, 1999 and 1998:

                                                                    Three months ended                 Nine months ended
                                                                       September 30,                      September 30,
                                                             -------------------------------     ------------------------------
                                                                  1999              1998              1999            1998
                                                             -------------     -------------     -------------    -------------
     Net revenue to third parties:
       Americas.........................................     $      31,600     $      20,250     $     84,800     $     52,497
       Europe...........................................            11,700             8,650           32,800           21,640
       Rest of the World................................             4,200             1,700           10,000            5,863
                                                             -------------     -------------     ------------     ------------
          Consolidated..................................     $      47,500     $      30,600     $    127,600     $     80,000
                                                             =============     =============     ============     ============


                                                             September 30,      December 31,
                                                                  1999              1998
                                                             -------------     -------------
     Identifiable assets:
       Americas.........................................     $     178,977     $     149,464
       Europe...........................................            15,604            17,407
       Rest of the World................................            63,230            36,705
                                                             -------------     -------------
          Consolidated..................................     $     257,811     $     203,576
                                                             =============     =============

     The subsidiary located in the United Kingdom accounted for 10% and 11% of the consolidated net revenue to unaffiliated customers for the three months and nine months ended September 30, 1999, respectively, and accounted for 10% and 11% of the consolidated net revenue to unaffiliated customers for the three months and the nine months ended September 30, 1998, respectively. Operations located in Israel accounted for 22% of the consolidated identifiable assets at September 30, 1999, and accounted for 17% of the consolidated identifiable assets at December 31, 1998. No other subsidiary represented 10% or more of the related consolidated amounts for the periods presented.

9. In October, 1999, the Company announced the signing of a letter of intent to acquire privately-held Conduct Ltd., a developer of network management and monitoring solutions based in Israel. The transaction is structured as a share exchange under which the Company will issue 408,000 shares of common stock in exchange for all issued and outstanding convertible preferred and common shares of Conduct Ltd., and assumption of all outstanding Conduct stock options, warrants and other securities. It is expected that the acquisition will be accounted for as a pooling of interests. Closing of the transaction is subject to certain conditions, including the satisfactory completion of due diligence and execution of a definitive agreement.

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


Results of Operations

     Revenue

     License revenue increased 55% to $33.5 million during the three months ended September 30, 1999 from $21.6 million in the three months ended September 30, 1998. License revenue increased 55% to $87.4 million during the nine months ended September 30, 1999 from $56.3 million during the nine months ended September 30, 1998. The Company's growth in license revenue reflected growth in license fees from the LoadRunner, WinRunner and Test Director products, particularly for use by customers to test electronic business applications.

     Service revenue increased 55% to $14.0 million during the three months ended September 30, 1999 from $9.1 million in the three months ended September 30, 1998. Service revenue increased 69% to $40.2 million during the nine months ended September 30, 1999 from $23.8 million during the nine months ended September 30, 1998. For the three months and nine months ended September 30, 1999, service revenue growth was primarily due to installment based maintenance contract renewals and an increase in training and consulting revenue. The Company expects that service revenue will continue to increase in absolute dollars as long as the Company's customer base continues to grow./1/

     International revenue represented 33% and 34% of total revenue in the three months and nine months ended September 30, 1999, respectively. The absolute dollar growth in international revenue reflected the Company's continued investment in international operations. The Company expects international revenue to continue to increase in absolute dollars, however, achievement of these results cannot be assured./1/

     Cost of revenue

     License cost of revenue, as a percentage of license revenue, decreased to 6% in the three months and nine months ended September 30, 1999, from 7% and 8% in the three months and nine months ended September 30, 1998, respectively. License cost of revenue includes cost of production personnel, product packaging and amortization of capitalized software development costs. The decreased license cost of revenue as a percentage of revenue in the three months and nine months ended September 30, 1999 reflected primarily flat absolute dollar amortization of capitalized software development costs in the three months and nine months ended September 30, 1999 and 1998.

     Service cost of revenue, as a percentage of service revenue was 35% and 33% in the three months and nine months ended September 30, 1999, respectively, compared to 33% and 34% in the three months and nine months ended September 30, 1998, respectively. Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. Service cost of revenue as a percentage of service revenue may vary based on the degree of outsourcing of training and consulting and the profitability of individual consulting engagements.

     Research and development, net

     Research and development, net was $6.0 million and $16.3 million, or 13% of total revenue for both the three months and nine months ended September 30, 1999, respectively, compared to $4.1 million and $10.8 million, or 13% of total revenue for the three months and nine months ended September 30, 1998, respectively. The increase in absolute dollars in the three months and nine months ended September 30, 1999 reflected an increase in spending due to growth in research and development headcount, and increased royalty payments to the Office of the Chief Scientist in Israel.

     The Company obtained no grants for research and development from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade in the three months and nine months ended September 30, 1999, and obtained grants in the amount of $369,000 and $1.6 million in the three months and nine months ended September 30, 1998, respectively. These grants were accounted for using the cost reduction method, under which research and development expenses were
decreased by the amounts of the grants.   The Company is not obligated to repay
these grants; however, it has agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and, for certain grants, up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $1.1 million and $2.7 million for the three months and nine months ended September 30, 1999, respectively, and $715,000 and $1.8 million for the three months and nine months ended September 30, 1998, respectively. The Company has not applied for, nor does it expect to apply for, any future Chief Scientist grants.

     During the three months and nine months ended September 30, 1999 and 1998, the Company did not capitalize any software development costs. Amortization charges included in cost of license revenues were $150,000 and $450,000 for the three months and nine months ended September 30, 1999 and 1998, respectively. At September 30, 1999 and December 31, 1998, the Company had a balance in capitalized software development costs of approximately $135,000 and $585,000, respectively.

     The Company intends to continue making significant expenditures on research and development to develop new products and expand the platforms and operating systems on which its products are offered./1/ While the
_________________________________

/1/ Forward looking statement

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

     Marketing and selling

     Marketing and selling expenses were $21.7 million, or 46% of total revenue, and $60.9 million, or 48% of total revenue, in the three months and nine months ended September 30, 1999, respectively, compared to $14.1 million, or 46% of total revenue, and $38.5 million, or 48% of total revenue, in the three months and nine months ended September 30, 1998, respectively. The absolute dollar increase in marketing and selling expenses was primarily due to increased commission expense attributable to the higher revenue level, an increase in other personnel-related costs reflecting the growth in sales and marketing headcount, and increased spending on marketing programs. The Company expects marketing and selling expenses to increase in absolute dollars as total revenue increases, but such expenses may vary as a percentage of revenue./1/

     General and administrative

     General and administrative expenses were $2.9 million and $7.9 million, or 6% of total revenue, in both the three months and nine months ended September 30, 1999, respectively, from $2.0 million and $5.8 million, or 7% of total revenue, in both the three months and nine months ended September 30, 1998, respectively. The increase in absolute dollar spending reflected increased staffing and related spending necessary to manage and support the Company's growth.

     Other income, net

     Other income, net consists primarily of interest income and foreign exchange gains and losses. The increase in other income, net to $1.6 million and $4.1 million for the three months and nine months ended September 30, 1999, respectively, from $1.2 million and $3.0 million for the three months and nine months ended September 30, 1998, respectively, reflected primarily increased interest income on higher average cash and investment balances in the three months and nine months ended September 30, 1999.

     Provision for income taxes

     The Company participates in special programs sponsored by the government of Israel relating to taxation, contributing to significant lower income tax expense than expected based on the U.S. federal income tax rate. Future provisions for income taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions.

     Net income

     The Company reported net income of $9.2 million and $22.1 million in the three months and nine months ended September 30, 1999, respectively, compared to net income of $5.6 million and $12.5 million in the three months and nine months ended September 30, 1998, respectively. The Company's operating expenses are based, in part, on its expectations of future revenues, and expenses are generally incurred in advance of revenues. The Company plans to continue to expand and increase its operating expenses to support anticipated revenue growth./1/ If revenue does not materialize in a quarter as expected, the Company's results from operations for the quarter are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with its revenue.

     Inflation

     Inflation has not had a significant impact on the Company's operating results to date.

________________________________
/1/ Forward looking statement

     Year 2000

     The approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company has conducted an internal review of its corporate headquarters computer systems and software ("IT Systems") including finance, human resources, intranet applications, payroll systems and customer support organization systems to determine their Year 2000 compliance. As part of this process, the Company contacted vendors of its relevant corporate IT Systems to determine potential exposure to Year 2000 issues and has obtained written assurance from such vendors regarding Year 2000 compliance. The Company has implemented software upgrades for certain systems found not to be Year 2000 compliant. The cost of completing this implementation has not had a material adverse effect on the Company's results of operations.

     At this time, the Company is in the process of determining the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and utility companies. The failure of any one of these third-party suppliers to adequately address and remedy any Year 2000 issues could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers. The Company has received confirmation of Year 2000 compliance from most of these companies, and has relied upon their representations as to their Year 2000 readiness. The Company has not attempted, nor does it intend to, independently verify the accuracy of these vendors' representations. There can be no assurance that these vendors have provided accurate information or that they are Year 2000 compliant.

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

     Factors that may affect future results

     The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I - Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and

Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998, contained in the Company's 1998 Form 10-K. The Company has identified certain forward looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations with a footnote symbol/1/. The Company may also make verbal forward looking statements from time to time. Actual results may differ materially from those projected in any such forward looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

     The market for software products is characterized by rapidly changing technology, frequent introduction of new products and changes in customer requirements which can render existing products obsolete or unmarketable. To maintain its competitive position, the Company must continue to develop and introduce in a timely and cost-effective manner enhancements to its existing and new products that keep pace with technological developments and achieve market acceptance. There can be no assurance that the Company will be able to successfully identify, develop, manufacture, market or support new products or enhancements, including the application performance management class of products, that any such new products or enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes. There can be no assurance that the Company will not encounter technical or other difficulties that could delay or inhibit introduction of new products in the future. If the Company is unable to introduce new products or enhancements and respond to industry changes on a timely basis, its business could be materially adversely affected.

     The Company's current products and products under development are limited in number and concentrated in the automated software testing and application performance management markets. These markets have experienced rapid worldwide growth, and they remain relatively new and not well penetrated. Although the Company believes that the current trend toward increased use of automated software testing and application performance management will continue, there can be no assurance that the automated software testing and application performance management markets will continue to expand or that the Company's products will be accepted in any expanded market. /1/ Price reductions or declines in demand for the Company's software testing and application performance management products, whether as a result of competition, technological change or other factors, would have a material adverse effect on the Company's results of operations or financial position.

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

     The computer software market is intensely competitive. The Company continues to face direct competition mainly from well established, publicly-held companies. There could be a material adverse effect on the Company's results of operations or financial position if any of the major software manufacturers, which have significantly greater financial and technical resources than the Company, decided to devote substantial resources to entering the software testing or application performance management markets or if there is an increase in developing testing or application performance management utilities internally by the Company's customers or potential customers. A variety of external and internal factors could materially adversely affect the Company's ability to compete. These include the relative functionality, price, performance and reliability of the products offered by the Company and its competitors, the timing and success of new product development or enhancement efforts of the Company and its competitors, and the effectiveness of the marketing and sales efforts of the Company and its competitors. The Company expects to face increasing competition in the automated software testing market./1/ There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially adversely affect the Company's business.

-----------------------------
/1/ Forward looking statement

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

     As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. Historically, the Company's primary exposure has been related to non-dollar denominated sales and operating expenses in Europe and the Pacific Rim. As the Company continues to expand its international operations, the Company expects to see an increase in exposures related to non-dollar denominated sales./1/ The Company attempts to limit foreign exchange exposure through operational strategies and by using forward contracts to offset the effects of exchange rate changes on intercompany trade balances. These efforts depend upon estimates of transaction activity in various currencies. There can be no assurance that the Company will be successful in making these estimates. To the extent these estimates are overstated or understated during periods of currency volatility, the Company could experience material currency gains or losses.

     Since 1991, the Company has experienced significant annual increases in revenue. This growth has placed and, if it continues, will place a significant strain on the Company's management, resources and operations. To accommodate its growth, the Company is implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of its accounting, and customer support systems. There can be no assurance that the implementation of such systems, procedures and controls can be completed successfully, or without disruption of the Company's operations. If the Company's growth continues, the Company will be required to hire and integrate substantial numbers of new employees. The market has become increasingly competitive both in the United States and internationally and may require the Company to pay higher salaries. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company's stock price has been, and will continue to be, subject to significant volatility. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. If revenues or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate and significant impact on the Company's stock price. In addition, the Company's stock price may be impacted by events or broader market trends

-----------------------------
/1/ Forward looking statement
that are unrelated to the Company's operating results, including but not limited to the financial performance of companies in related industries.

     As part of its growth strategy, the Company may, from time to time, acquire or invest in complementary businesses, products or technologies. In October, 1999, the Company announced the signing of a letter of intent to acquire privately-held Conduct Ltd., a developer of network management and monitoring solutions based in Israel. The transaction is structured as a share exchange under which the Company will issue 408,000 shares of common stock in exchange for all issued and outstanding convertible preferred and common shares of Conduct Ltd., and assumption of all outstanding Conduct stock options, warrants and other securities. It is expected that the acquisition will be accounted for as a pooling of interests. Closing of the transaction is subject to certain conditions, including the satisfactory completion of due diligence and execution of a definitive agreement. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of this or any other acquisition or investment will be realized. Acquisitions or investments by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.

     The Company currently relies on a combination of trademark, copyright and trade secret laws and contractual provisions to protect its proprietary rights in its products. The Company holds five patents for elements contained in certain of its products, and it has filed several other U.S. patent applications on various elements of its products. There can be no assurance that any of the Company's patent applications will result in an issued patent or that, if issued, such patent would be upheld if challenged. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can also be no assurance that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty or cross-license arrangements or result in costly litigation.

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


-----------------------------
/1/ Forward looking statement

     The approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company has conducted an internal review of its corporate headquarters computer systems and software ("IT Systems") including finance, human resources, intranet applications, payroll systems and customer support organization systems to determine their Year 2000 compliance. As part of this process, the Company contacted vendors of its relevant corporate IT Systems to determine potential exposure to Year 2000 issues and has obtained written assurance from such vendors regarding Year 2000 compliance. The Company has implemented software upgrades for certain systems found not to be Year 2000 compliant. The cost of completing this implementation has not had a material adverse effect on the Company's results of operations.

     At this time, the Company is in the process of determining the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and utility companies. The failure of any one of these third-party suppliers to adequately address and remedy any Year 2000 issues could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers. The Company has received confirmation of Year 2000 compliance from most of these companies, and has relied upon their representations as to their Year 2000 readiness. The Company has not attempted, nor does it intend to, independently verify the accuracy of these vendors' representations. There can be no assurance that these vendors have provided accurate information or that they are Year 2000 compliant.

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

     Liquidity and Capital Resources

     At September 30, 1999, the Company's short-term and long-term investments consisted of investments in high-quality financial, government and corporate securities. Cash, cash equivalents and investments increased to $173.0 million at September 30, 1999, from $129.9 million at December 31, 1998. During the nine months ended September 30, 1999, the Company generated approximately $38.1 million from operations due primarily to profits from operations and an increase in accrued liabilities and deferred revenue. In addition, during the nine months ended September 30, 1999, the Company received $14.7 million from the issuance of common stock under the employee stock option and stock purchase plans.

     During the nine months ended September 30, 1999, the Company's primary investing activities were acquisitions of property and equipment totaling $9.5 million, net. This included $4.9 million for construction of a new research and development facility in Israel and expansion of the Company's Sunnyvale, California headquarters.

     Assuming there is no significant change in the Company's business, the Company believes that its current cash and investment balances and cash flows from operations will be sufficient to fund the Company's cash needs for at least the next twelve months./1/

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Interest rate risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issue or issuer. At September 30, 1999, $81.0 million (47%) of the Company's cash, cash equivalents and investment portfolio carried a maturity of less than 90 days, and $153.0 million (88%) carried a maturity of less than one year. All investments mature, by policy, in less than two years. The Company has the ability and intent to hold the portfolio to maturity. The effect of a 10% rate decline would not have a material effect on the portfolio.

     Foreign currency risk. The Company transacts business in various foreign currencies, primarily in Europe the Pacific Rim. Accordingly, the Company is subject to exposure from movements in foreign currency exchange rates. The Company's operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenues.

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



PART II. OTHER INFORMATION
--------------------------

Item 4.   Exhibits and Reports on Form 8-K

(a)       27.1  -  Financial Data Schedule.

(b) No reports on Form 8-K were filed during the three months ended September 30, 1999.

_________________________________
/1/ Forward looking statement

SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1999               MERCURY INTERACTIVE CORPORATION
                                               (Registrant)


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

INDEX TO EXHIBITS
-----------------

      Exhibit                                                                                 Sequentially
        No.                                    Description                                    Numbered Page
      -------                                  -----------                                    -------------
       27.1                              Financial Data Schedule                                    19