Form 10-K405
period 1999-12-31
MERCURY INTERACTIVE CORPORATION
filed 2000-03-22
CIK 867058

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

  for the fiscal year ended December 31, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

                               ----------------

                        Commission File Number: 0-22350

                        MERCURY INTERACTIVE CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                                       77-0224776
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                   1325 Borregas Avenue, Sunnyvale, CA 94089
                   (Address of principal executive offices)

                                (408) 822-5200
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.002 par value

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,625,566,441 as of February 29, 2000, based upon the closing sale price reported for that date on the Nasdaq National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

  The number of shares of Registrant's Common Stock outstanding as of February 29, 2000 was 79,123,906.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders to be held May 24, 2000 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                      PART I

 Item 1.  Business......................................................     3
          General.......................................................     3
          Products and Hosted Solutions.................................     4
          Research and Development......................................     7
          Marketing, Sales and Support..................................     7
          Competition...................................................     9
          Patents, Trademarks and Licenses..............................     9
          Personnel.....................................................    10

 Item 2.  Properties....................................................    11

 Item 3.  Legal Proceedings.............................................    11

 Item 4.  Submission of Matters to a Vote of Security Holders...........    11

                                      PART II

          Market for the Registrant's Common Equity and Related
 Item 5.  Stockholder Matters...........................................    12

 Item 6.  Selected Consolidated Financial Data..........................    13

          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................    14

 Item 7a. Quantitative and Qualitative Disclosures about Market Risk....    25

 Item 8.  Financial Statements and Supplementary Data...................    25

          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................    25

                                     PART III

 Item 10. Directors and Executive Officers of the Registrant............    26

 Item 11. Executive Compensation........................................    26

          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................    26

 Item 13. Certain Relationships and Related Transactions................    26

                                      PART IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K.............................................................    27

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "plans," "will," "may" and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in "Risk Factors." Our business may have changed since the date hereof, and we undertake no obligation to update the forward-looking statements in this Annual Report on Form 10-K.

                                    PART I

Item 1. Business

General

  We are the leading provider of integrated performance management solutions that enable businesses to test and monitor their Internet applications. Our software products and hosted services help e-businesses enhance the user experience by improving the performance, availability, reliability and scalability of their Web sites. By using our solutions to identify and assess performance problems, e-businesses can increase their ability to attract and retain customers, and improve their competitive advantage.

  Our customers represent a wide range of industries including Internet companies such as Amazon.com, America Online, Ameritrade, E*Trade, Healtheon/WebMD, HomeGrocer.com, Jobs.com, ShopLink.com and WingspanBank.com; Internet infrastructure providers such as Ariba, Broadbase, Broadvision, i2 Technologies and Oracle; and Fortune 1000 enterprises such as Apple Computer, Caterpillar, Cisco Systems, Ford Motor Co. and Walmart.

  Our integrated performance management solutions address these requirements, enabling customers to more quickly identify and correct problems before users experience them. Our products include load testing, functional testing and test management products that automate the testing of Internet and other applications, as well as Web performance monitoring products that monitor and measure Web site performance from the end-user's perspective and alert our customers to performance problems. Our hosted Web performance monitoring and load testing services provide out-sourced testing and monitoring services. Specifically, our products consist of:

  . Load testing products that stress applications under real-world conditions to predict systems' behavior, scalability and performance and to identify and isolate problems;

  . Functional testing products that help ensure that e-commerce and other applications operate as expected;

  . Test process management products that organize and manage the testing process to determine application readiness;


  . Web performance monitoring products that monitor sites in real time and alert operations groups to performance problems before users experience them;

  . Hosted Web performance monitoring services that proactively monitor Web sites in real time; and

  . Hosted load testing services that identify bottlenecks and capacity constraints before a Web site goes live.

  We collaborate with a number of e-business software companies such as Allaire, Ariba, BEA, Bluestone, Broadvision, Calico Commerce, CommerceQuest, DoubleClick, IBM, Selectica, Silverstream, Sun-Netscape

Alliance and Vignette. These collaborations allow us to ensure that our performance management solutions are optimized for use with their product offerings. In addition, many of these collaborations allow us to conduct joint marketing programs and joint seminars and participate in their user conferences.

  On November 30, 1999, we acquired Conduct Ltd., an Israeli-based provider of software for monitoring network performance. We plan to integrate Conduct's technology into our products to provide root cause analysis and to enable our customers to more readily pinpoint performance bottlenecks. We issued approximately 408,000 shares of common stock in exchange for all of Conduct's outstanding capital stock (including outstanding Conduct stock options and warrants that we assumed).

  In February 2000, we formed a wholly-owned subsidiary to offer our hosted Web site performance monitoring service, Topaz ActiveWatch, and our hosted Web site load testing service, Load Runner Active Test. We believe our ASP subsidiary will complement our existing offerings by providing a cost-effective solution that allows customers to quickly meet their needs without dedicating significant time and internal resources.

Products and Hosted Solutions

  We offer a comprehensive, integrated solution for application testing and Web performance monitoring. Our software products and hosted e-services enable our customers to test and monitor their Web sites and other applications. These solutions include functional testing, load testing and test management products that automate the testing of e-commerce applications as well as Web performance monitoring offerings that measure end-user experience of Web sites in production. Our hosted e-services provide outsourced testing and monitoring, complementing our product offerings by providing a cost-effective solution that allows customers to quickly meet their needs without dedicating significant time and internal resources.

Our current products and hosted solutions consist of the following:

                                                       Date of      Typical List Price
 Solution Name             Solution Description     Introduction          Range*
 -------------             --------------------     ------------    ------------------

 Testing Solutions

 Load Testing
 Astra LoadTest......... Stress testing for Web     December 1996 $9,995 for 50 virtual
                         applications                             users
 LoadRunner............. Automated multi-user       November 1993 $40,000-$50,000 for
                         load testing for Web,                    package simulating
                         client server and                        50 users
                         enterprise applications
 LoadRunner ActiveTest.. Hosted Web site stress     January 2000  $15,000 for 100
                         testing                                  virtual users (3
                                                                  iterations)
 Functional Testing
 Astra QuickTest........ Functional testing for     May 1998      $2,995 per copy
                         Web applications
 WinRunner.............. Automated functional       June 1993     $4,995-$10,000 per
                         application testing for                  user
                         Web, client server and
                         enterprise applications
 XRunner................ Automated functional       1991          $10,000-$15,000 per
                         application testing for                  user
                         UNIX, X-Window
 Test Management
 Astra SiteManager...... Visual Web site            October 1996  No charge
                         management tool
 TestDirector........... Automated test             November 1994 $12,000 for server
                         management system for QA                 plus 5 users,
                         workgroups                               additional users for
                                                                  $495 each
 Monitoring Solutions
 Topaz.................. Web application            October 1999  $2,495/month for
                         performance monitoring                   5 monitoring
                                                                  transactions
 Topaz ActiveWatch...... Hosted performance         October 1999  $3,750/month for
                         monitoring                               5 monitoring
                                                                  transactions

--------
* List prices vary within the ranges shown according to system configuration and country where purchased. In addition, actual license prices may vary from list prices.

 Testing Solutions

 Astra LoadTest

  Astra(R) LoadTest is an easy-to-use load testing tool that tests the scalability and performance of Web applications. With Astra LoadTest, users can emulate the traffic of thousands of real users to identify and isolate bottlenecks and optimize user experience. Astra LoadTest was initially released in 1996.

 LoadRunner

  LoadRunner(R) is a load testing tool that predicts system behavior and performance. It exercises an entire enterprise infrastructure by emulating thousands of users to identify and isolate problems. LoadRunner's integrated real-time monitors enable organizations to minimize test cycles, optimize performance and accelerate application deployment. LoadRunner is available for Windows, Window 95, Windows NT, UNIX and Remote Terminal Emulation (RTE). LoadRunner was initially released in 1993.

 LoadRunner ActiveTest

  LoadRunner ActiveTest(TM) is the hosted load testing service that can conduct full-scale testing of Web sites in as little as 24 hours. By emulating the behavior of thousands of users against a staging server, it identifies bottlenecks and capacity constraints before going live. Using this hosted offering allows customers with minimal hardware, personnel or technical expertise to achieve rapid results. LoadRunner ActiveTest was initially introduced in 2000.

 Astra QuickTest

  Astra QuickTest(TM) is an icon-based tool for testing the functionality of dynamically changing Web applications. By replacing traditional scripts with icons, it records and represents user actions visually to simplify and accelerate testing. By mirroring end user behavior, Astra QuickTest creates interactive customizable tests that simplify and shorten the testing cycle. Astra QuickTest is designed specifically for deploying reliable e-business applications. Astra QuickTest was initially released in 1998.

 WinRunner

  WinRunner(R) is an enterprise functional testing tool that verifies that applications work as expected. By capturing, verifying and replaying user interactions automatically, WinRunner identifies defects and ensures that business processes work flawlessly and remain reliable throughout the lifecycle. WinRunner is available for Windows 3.1, Windows 95 and Windows NT platforms. WinRunner was initially released in 1993.

 XRunner

  XRunner(R) automates functional testing to ensure X-Window-based applications work as expected. It records business processes into test scripts, supports script enhancements as the application is developed or updated, executes scripts, reports results and enables script reusability throughout an application's lifecycle. XRunner was initially released in 1991.

 Astra SiteManager

  Astra SiteManager(TM) is a comprehensive visual Web site management tool that is designed to meet the challenges faced by Webmasters, Internet professionals and business managers of rapidly growing Web sites. Astra SiteManager automatically schedules and performs scans of an entire Web site-- highlighting functional areas with color-coded links and URLs--to create a complete visual map of a Web site. Astra SiteManager was initially released in 1996.

 TestDirector

  TestDirector(R) is an integrated enterprise application for organizing and managing the entire testing process. It enables all members of the IT organization to coordinate their testing efforts and control testing projects at every step of the quality cycle, from test planning through execution to defect management. TestDirector was initially released in 1994.

 Monitoring Solutions

 Topaz

  Topaz(TM) is a Web application performance management solution that allows customers to monitor the performance of their Web sites on a 24x7 basis to ensure a positive end-user experience. By proactively monitoring sites in real time, Topaz alerts operations groups of performance problems before users experience them. Topaz was initially released in 1999.

 Topaz ActiveWatch

  Topaz ActiveWatch(TM) is a hosted service that monitors Web site performance. Using this hosted offering allows customers with minimal hardware, personnel or technical expertise to achieve rapid results. Topaz ActiveWatch was initially introduced in 1999.

Research and Development

  Since our inception in 1989, we have made substantial investments in research and product development. We believe that our success will depend in large part on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness and meet changing customer requirements.

  In addition to the teams developing Web testing and performance monitoring products and services, we maintain an advanced research group that is responsible for exploring new directions and applications of core technologies, migrating new technologies into the existing product lines and maintaining research relationships outside Mercury both within industry and academia. The research and development group also maintains relationships with third-party software vendors and with all major hardware vendors on whose platforms our products operate. Key development engineers are rotated to assignments in customer support positions in our major markets for periods ranging from three months to two years. This improves feedback from current customers and strengthens ties between the Customer Support Organization and the research and development group.

  Our primary research and development group is located near Tel Aviv, Israel. Performing research and development in Israel offers a number of strategic advantages. Our Israeli engineers typically hold advanced degrees in computer-related disciplines. Operation in Israel has allowed us to enjoy tax incentives and research subsidies from the government of Israel. Geographic proximity to Europe, a strategic market for Mercury, offers another key advantage.

  As of December 31, 1999, our research and development group consisted of 226 employees. Our net research and development expenses were $23.5 million in 1999, $16.9 million in 1998 and $11.3 million in 1997. We anticipate that we will continue to commit substantial resources to research and development. If we are not able to continue to introduce new products and product enhancements that address the changing needs of our customers, our business would be seriously harmed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

Marketing, Sales and Support

  We distribute our products and offer our services both directly, through our growing sales force, and indirectly, through our relationships with system integrators and value-added resellers.

 Direct Sales

  We sell our products primarily through our direct sales organization. We employ technically proficient salespeople and highly skilled field application engineers capable of serving the sophisticated needs of prospective customers. As of December 31, 1999, our direct sales organization consisted of 328 employees.

  We have 19 sales and support centers throughout the United States. Internationally, our subsidiaries operate 21 sales and support offices located in Canada, Brazil, Europe, Israel, South Africa and the Pacific Rim. We also market our products through international distributors in some markets.

  International sales represented 34% of our total revenues in 1999, 35% in 1998 and 36% in 1997, respectively. We expect that in future periods, international sales will continue to account for a significant portion of our total revenue. Our international operations and sales present a number of risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

 Indirect Distribution Channels

  We derive a substantial portion of our revenue from sales of our products through indirect distribution channels such as system integrators and value-added resellers, including Andersen Consulting, Computer Sciences Corporation, Ernst & Young, IBM Global Services, IXL, Inventa, Oracle, Primix Solutions, Technology Builders Inc, Viant and ZEFER. A significant portion of our international sales are derived from sales through distributors.

  We have recently begun targeting new distribution channels to complement our traditional direct and indirect channel. Our Astra family of products is now offered through our cyber sales program over the Internet. We have also entered into private-labelling arrangements with ASPs that incorporate our products and services into theirs. In March 1999, we entered into an agreement with Tivoli Systems, a subsidiary of IBM, for the joint development and marketing of a family of products for enterprise application performance management, incorporating elements of our technology, which would be marketed and sold only by Tivoli. In addition, we recently entered into agreements with two ASPs, Breakaway and Conxion, under which they offer our hosted Web performance monitoring services under their own names.

  We expect that sales of our products through indirect distribution channels will continue to account for a substantial portion of our revenues for the foreseeable future. Our dependence on these channels presents a number of risks. Each of our system integrators, value-added resellers and ASPs can cease marketing our products and services with limited or no notice and with little or no penalty. Our current system integrators, value-added resellers and ASPs may not continue to offer our products and services, and we may not be able to recruit additional or replacement system integrators, value-added resellers and ASPs. The loss of one or more of our system integrators, value-added resellers and ASPs could reduce our revenues. Our system integrators, value-added resellers and ASPs also offer competitive products manufactured by third parties. Our system integrators, value-added resellers and ASPs may not give priority to the marketing of our products over competitors' products. Finally, we may face conflicts between our indirect channels and our directs sales and marketing activities.

 Customer Support

  We believe that strong customer support is crucial to both the initial marketing of our products and maintenance of customer satisfaction, which in turn enhances our reputation and generates repeat orders. In addition, we believe that the customer interaction and feedback involved in our ongoing support functions provide us with information on market trends and customer requirements that is critical to future product development efforts.

  Pre-sales support is provided by sales personnel and post-sales support is provided by our Customer Support Organization through training and consulting engagements and renewable annual maintenance contracts. As of December 31, 1999, our Customer Support Organization consisted of 171 employees. The maintenance contracts provide for technical and emergency support as well as software upgrades, on an if and when available basis. When our local sales and support offices are unable to solve a problem, our engineers and product developers in Israel work with the support personnel. By taking advantage of time differences, we can provide support around the clock, ensuring prompt resolution of problems.

 Pricing

  We license our software to customers under non-exclusive license agreements that restrict use of the products to internal purposes at a specified site. We typically license software products to either allow up to a set number of users to access the software on a network at any one time, using any workstation attached to that network, or to allow use of the software on designated computers or workstations. In addition, our hosted services and some of our products are priced based on usage, such as the number of transactions monitored or number of virtual users emulated per day.

  Our products are priced to encourage customers to purchase multiple products and licenses because our cost to support a one-user configuration is almost the same as a multiple-user configuration. License fees depend on the product licensed, the number of users of the product licensed and the country in which such licenses are sold, as international prices tend to be higher than United States prices. Sales to our indirect sales channels, which are intended for resale to end users, are made at varying discounts off of our list prices, generally based on the sales volume of the indirect sales channels. In addition, we sell annual maintenance contracts that include on-site customer support and upgrades, generally for 18% of the license purchase price. Training and consulting revenues are generated on a time and expense basis.

Competition

  The market for testing and performance monitoring products and services is highly competitive. There are few substantial barriers to entry in our market, and the Internet has further lowered these barriers to entry for other companies to compete with us in the testing and application performance management markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

  In the market for solutions for testing of applications, our competitors include Compuware, Radview, Rational Software, RSW (a division of Teradyne) and Segue Software. In the new and rapidly changing market for application performance management, our competitors include providers of hosted services such as Keynote Systems and Service Metrics (a division of Exodus Communications), and emerging application providers such as Freshwater. In addition, we face potential competition in this market from existing providers of testing solutions such as Segue. Finally, in both the market for testing solutions and the market for application performance management solutions, we face potential competition from established providers of systems and network management software such as BMC Software and Computer Associates.

  We believe that the principal competitive factors affecting our market are:

  .  product functionality;

  .  product performance, including scalability and reliability;

  .  price and cost-effectiveness;

  .  quality of support and service; and

  .  company reputation.

  Although we believe that our products currently compete favorably with respect to these factors, the market for Web performance management applications is new and rapidly evolving. We may not be able to maintain our competitive position, and competitive pressure could seriously harm our business.

Patents, Trademarks and Licenses

  We currently rely upon a combination of trademark, patent, copyright, service mark, and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. The source code for our products is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

  Because the software industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

  We hold six patents for elements contained in some of our products, and we have filed several other U.S. and foreign patent applications on various elements of our products. Our patent applications may not result in issued patents and, if issued, such patents may not be upheld if challenged.

  Although we believe that our products and other proprietary rights do not infringe upon the proprietary rights of third parties, third parties may assert intellectual property infringement claims against us in the future. Any such claims may result in costly, time-consuming litigation and may require us to enter into royalty or cross-license arrangements.

Personnel

  As of December 31, 1999, we had a total of 857 employees, of which 362 were based in the Americas and 495 were based internationally. Of the total, 548 were engaged in marketing, sales and related customer support services, 226 were in research and development, and 83 were in general and administrative and operations support functions. Our success depends in significant part upon the performance of our senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel, is intense in the software and technology industry. We may not be able to recruit and retain key sales, technical and managerial employees. Our failure to attract, assimilate or retain highly qualified sales, technical and managerial personnel could seriously harm our business. None of our employees is represented by a labor union, and we have never experienced any work stoppages.

  Our executive officers as of March 1, 2000 are as follows:

   Name              Age                        Position
   ----              ---                        --------
   Amnon Landan.....  41 President, Chief Executive Officer and Chairman of the
                          Board of Directors
   Kenneth Klein....  40 Chief Operating Officer
   Sharlene Abrams..  42 Chief Financial Officer and Vice President of Finance
                          and Administration
   Moshe Egert......  35 President of European Operations

  Mr. Amnon Landan has served as our President and Chief Executive Officer since February 1997, has served as Chairman of the Board of Directors since July 1999, and has been a director since February 1996. From October 1995 to January 1997, he served as President, and from March 1995 to September 1995 he served as President of North American Operations. He served as Chief Operating Officer from August 1993 until March 1995. From December 1992 to August 1993, he served as our Vice President of Operations and from June 1991 to December 1992, he served as Vice President of Research and Development. From November 1989 to June 1991, he served with us in various technical positions.

  Mr. Kenneth Klein has served as our Chief Operating Officer since January 2000. He served as President of North American Operations from July 1998 until December 1999. From April 1995 to July 1998 he served as Vice President of North American Sales. From May 1992 to March 1995, he served as our Western Area Sales Manager. From March 1990 to May 1992, Mr. Klein served as Regional Sales Manager for Interactive Development Environments, a CASE tool company. Mr. Klein has served as a director of Tumbleweed Communications Corp. since February 2000.

  Ms. Sharlene Abrams has served as our Chief Financial Officer and President of Finance and Administration since November 1993. From 1988 to November 1993, Ms. Abrams was employed at Price Waterhouse LLP, most recently as a senior manager. Between 1978 and 1988, Ms. Abrams held various finance and accounting positions in other public companies and in public accounting. She is a certified public accountant.

  Mr. Moshe Egert has served as our President of European Operations since July 1999. From July 1996 to June 1999, he served as our Vice President of European Operations. From February 1994 to June 1996, he served as our Director of European Marketing. From October 1990 through January 1994, he served with us in several management and technical positions.

Item 2. Properties

  We are headquartered in Sunnyvale, California in a 55,000 square foot building that we own. In 1999, we purchased a 50,500 square foot building in Sunnyvale, which will become a second headquarters facility.

  Our research and development activities are conducted by our subsidiary in Israel in a 120,000 square foot building that we own. During 1999, we purchased an additional parcel of land in Israel.

  Our field sales and support operations occupy leased facilities in 20 locations in the United States, one location in Canada, one location in Brazil, 12 locations in Europe, one location in Israel, one location in South Africa and five locations in the Pacific Rim. We believe that our existing sales and support facilities are adequate for our current needs.

Item 3. Legal Proceedings

  There are presently no legal proceedings pending, other than routine litigation incidental to our business, to which we are a party or to which any of our properties is subject.

Item 4. Submission of Matters to a Vote of Security Holders

  (a) A special meeting of our stockholders was held at our offices at 1325 Borregas Avenue, Sunnyvale, California 94089 on December 16, 1999 at 10:00 a.m.

  (b) At that meeting, the following matter was voted upon and approved with the number of votes cast for, against or withheld as set forth in the columns set forth below the matter.

  PROPOSAL 1--Ratification and approval of the amendment of the Amended and Restated 1999 Stock Option Plan to automatically increase each year the aggregate number of shares reserved for issuance under our Amended and Restated 1999 Stock Option Plan by 4% of the common stock and equivalents outstanding as of January 1 of each year starting in 2000 and ending in 2003.

                                                                                  Broker
        For               Against                   Abstentions                  Non-Votes
        ---               -------                   -----------                  ---------
     14,523,285          13,463,324                  120,552                     10,286,424

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Market for Common Stock

  Our common stock is traded publicly on the Nasdaq National Market under the trading symbol "MERQ." The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
   Year Ended December 31, 1998
     First Quarter............................................... $ 9.57 $ 6.10
     Second Quarter..............................................  11.16   7.82
     Third Quarter...............................................  11.44   7.88
     Fourth Quarter..............................................  15.82   5.29
   Year Ended December 31, 1999
     First Quarter............................................... $19.97 $10.75
     Second Quarter..............................................  19.94  10.50
     Third Quarter...............................................  34.41  17.31
     Fourth Quarter..............................................  55.13  30.94

  The prices shown in the table above reflect the two-for-one splits of our common stock, each of which were distributed as stock dividends to our stockholders, on February 26, 1999 and February 11, 2000.

Holders of Record

  On February 29, 2000, there were approximately 30,600 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

  We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data(1)

                                              Year ended December 31,
                                     -----------------------------------------
                                       1999     1998    1997    1996    1995
                                     -------- -------- ------- ------- -------
                                     (in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
  License........................... $130,900 $ 84,450 $56,683 $43,270 $32,765
  Service...........................   56,800   36,550  20,017  11,280   6,685
                                     -------- -------- ------- ------- -------
    Total revenue...................  187,700  121,000  76,700  54,550  39,450
                                     -------- -------- ------- ------- -------
Cost of revenue:
  License...........................    7,736    6,291   4,351   3,419   2,626
  Service...........................   18,642   11,757   6,225   3,240   1,887
                                     -------- -------- ------- ------- -------
    Total cost of revenue...........   26,378   18,048  10,576   6,659   4,513
                                     -------- -------- ------- ------- -------
Gross profit........................  161,322  102,952  66,124  47,891  34,937
                                     -------- -------- ------- ------- -------
Operating expenses:
  Research and development, net.....   23,484   16,907  11,333   9,670   6,523
  Write off of in-process research
   and development and related
   expenses.........................      --       --    5,500     --    7,700
  Marketing and selling.............   88,609   57,243  37,073  29,426  21,361
  General and administrative........   11,242    8,466   6,642   4,178   3,911
  Settlement of litigation..........      --       --      --    2,600   2,000
  Merger related expenses...........    2,000      --      --      --      --
                                     -------- -------- ------- ------- -------
    Total operating expenses........  125,335   82,616  60,548  45,874  41,495
                                     -------- -------- ------- ------- -------
Income (loss) from operations.......   35,987   20,336   5,576   2,017  (6,558)
Other income, net...................    6,026    4,640   3,083   3,375   2,277
                                     -------- -------- ------- ------- -------
Income (loss) before provision for
 income taxes.......................   42,013   24,976   8,659   5,392  (4,281)
Provision for income taxes..........    8,869    5,451   2,927   1,157     970
                                     -------- -------- ------- ------- -------
Net income (loss)................... $ 33,144 $ 19,525 $ 5,732 $ 4,235 $(5,251)
                                     ======== ======== ======= ======= =======
Net income (loss) per share
 (basic)(2)......................... $   0.44 $   0.28 $  0.09 $  0.07 $ (0.09)
                                     ======== ======== ======= ======= =======
Net income (loss) per share
 (diluted)(2)....................... $   0.39 $   0.25 $  0.08 $  0.06 $ (0.09)
                                     ======== ======== ======= ======= =======
Weighted average common shares
 (basic)(2).........................   76,112   70,654  65,494  63,634  55,788
                                     ======== ======== ======= ======= =======
Weighted average common shares and
 equivalents (diluted)(2)...........   85,208   78,818  68,458  66,254  55,788
                                     ======== ======== ======= ======= =======

                                                    December 31,
                                    --------------------------------------------
                                      1999     1998     1997     1996     1995
                                    -------- -------- -------- -------- --------
Balance Sheet Data:
Working capital.................... $137,066 $ 97,288 $ 87,733 $ 78,046 $ 75,475
Total assets....................... $297,218 $204,686 $143,663 $117,625 $112,820
Stockholders' equity............... $199,531 $146,408 $112,120 $ 99,048 $ 92,616

--------
(1) All historical information has been restated to reflect the acquisition of Conduct Ltd. on November 30, 1999, which was accounted for as a pooling of interests.

(2) All share and per share information gives effect to our two-for-one stock split distributed to our stockholders as a stock dividend on February 11, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "plans," "will," "may" and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in "Risk Factors." Our business may have changed since the date hereof, and we undertake no obligation to update these forward-looking statements.

Overview

  We were incorporated in 1989, and began shipping automated software testing products in 1991. Since 1991, we introduced a number of new products, and new versions of existing products, including products and versions designed for e-business applications. We believe that a majority of customers that licensed our products in 1999 are using these products to test and monitor their Web applications. Recently, we began offering hosted load testing and monitoring services for Web applications.

  On November 30, 1999 we acquired Conduct Ltd., an Israeli-based provider of software for monitoring network performance. We issued approximately 408,000 shares of common stock in exchange for all of Conduct's outstanding capital stock (including outstanding Conduct stock options and warrants that we assumed). We accounted for the transaction as a pooling of interests, and all prior periods presented in our financial statements have been restated to reflect this transaction.

Results of Operations

  The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

                                                                Year ended
                                                               December 31,
                                                              ----------------
                                                              1999  1998  1997
                                                              ----  ----  ----
   Revenue:..................................................
     License.................................................  70%   70%   74%
     Service.................................................  30    30    26
                                                              ---   ---   ---
       Total revenue......................................... 100   100   100
                                                              ---   ---   ---
   Cost of revenue:
     License.................................................   4     5     6
     Service.................................................  10    10     8
                                                              ---   ---   ---
       Total cost of revenue.................................  14    15    14
                                                              ---   ---   ---
   Gross profit..............................................  86    85    86
                                                              ---   ---   ---
   Operating expenses:
     Research and development, net...........................  13    14    15
     Write off of in-process research and development and
      related expenses.......................................  --    --     7
     Marketing and selling...................................  47    47    48
     General and administrative..............................   6     7     9
     Merger related expenses.................................   1    --    --
                                                              ---   ---   ---
       Total operating expenses..............................  67    68    79
                                                              ---   ---   ---
   Income from operations....................................  19    17     7
   Other income, net.........................................   3     4     4
                                                              ---   ---   ---
   Income before provision for income taxes..................  22    21    11
                                                              ---   ---   ---
   Provision for income taxes................................   5     5     4
                                                              ---   ---   ---
   Net income ...............................................  17%   16%    7%
                                                              ---   ---   ---

Revenue

  License revenue increased to $130.9 million in 1999 from $84.5 million in 1998 and $56.7 million in 1997. Our growth in license revenue is attributable primarily to growth in license fees from the LoadRunner, WinRunner and TestDirector products, particularly for use by customers to test e-business applications.

  Service revenue increased to $56.8 million or 30% of total revenue in 1999 from $36.6 million or 30% of total revenue in 1998 and $20.0 million or 26% of total revenue in 1997. The absolute dollar increase in service revenue in 1999 compared to 1998 and 1997 was primarily due to the renewal of maintenance contracts. We expect that service revenue will continue to increase in absolute dollars as long as our customer base continues to grow.

 Cost of revenue

  License cost of revenue as a percentage of license revenue decreased to 6% in 1999 from 7% in 1998 and 8% in 1997. License cost of revenue includes cost of production personnel, product packaging and amortization of capitalized software development costs. The decrease in license cost of revenue as a percentage of license revenue in 1999 primarily reflected flat absolute dollar amortization of capitalized software development costs during each of the three years.

  Service cost of revenue increased to $18.6 million in 1999 from $11.8 million in 1998 and $6.2 million in 1997. As a percentage of service revenue, it increased to 33% in 1999 from 32% in 1998 and 31% in 1997. Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. The increased service cost of revenue in 1999 as compared to 1998 was primarily due to an increase in personnel-related costs of $4.2 million reflecting growth in customer support headcount from 126 at December 31, 1998 to 171 at December 31, 1999 and a $2.2 million increase in training and consulting out-sourcing expense.

 Research and development, net

  For the year ended December 31, 1999, research and development, net was $23.5 million, or 13% of total revenue, an increase from $16.9 million, or 14% of total revenue in 1998, and $11.3 million, or 15% of total revenue in 1997. The increase in absolute dollars in 1999 as compared to 1998 reflected an increase in spending of $4.1 million due to growth in research and development headcount from 166 at December 31, 1998 to 226 at December 31, 1999, as well as $1.6 million of research grants received in 1998 from the Israeli Office of the Chief Scientist, as compared to no grants received in 1999.

  In September of 1997, we acquired technologies from Dixon Software Technology that we integrated into our load-testing products. As a result of this purchase, in the third quarter of 1997, we recorded a one-time charge for write off of in-process research and development and related expenses of $5.5 million.

  Research and development expense is reported net of research grants received from the government of Israel, and includes royalty expense for obligations to the government of Israel for sales of products developed under government-funded research. No grants were obtained from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade during 1999. Research grants received amounted to $1.6 million in 1998 and $2.1 million in 1997. We were not obligated to repay these grants; however, we agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $2.7 million for each of the years ended December 31, 1999 and 1998, and $1.6 million for the year ended December 31, 1997. As of December 31, 1999, we had no outstanding royalty obligations. We have not applied for, nor do we anticipate applying for, any future grants from the Office of the Chief Scientist.

  During 1999 and 1998, no software development costs were capitalized because the costs incurred subsequent to achieving technological feasibility and before the general release of our products were not significant. We capitalized $500,000 of software development costs during the year ended December 31, 1997. Amortization charges included in cost of license revenues were $585,000 in 1999 and $600,000 in each of 1998 and 1997. In conjunction with the technology acquisition in 1997, we wrote off approximately $250,000 of capitalized development costs as obsolete. At December 31, 1999, we did not have any capitalized software development costs. At December 31, 1998 we had a net balance of capitalized software development costs of $585,000.

 Marketing and selling

  Marketing and selling expenses were $88.6 million, or 47% of total revenue, in 1999, compared to $57.2 million, or 47% of total revenue, in 1998 and $37.1 million, or 48% of total revenue, in 1997. The increase in expenses in 1999 as compared to 1998 was primarily due to an increase in personnel-related costs of $14.6 million reflecting growth in headcount from 265 at December 31, 1998 to 377 at December 31, 1999, an increase in sales commissions of $4.8 million attributable to higher revenue, an increase in facilities and related costs of $1.8 million and an increase in spending on marketing programs of $7.5 million. We expect marketing and selling expenses to increase in absolute dollars as total revenue increases, but these expenses may vary as a percentage of revenue.

 General and administrative

  General and administrative expense increased to $11.2 million, or 6% of total revenue in 1999, from $8.5 million, or 7% of total revenue in 1998 and $6.6 million, or 9% of total revenue in 1997. The increase in expenses in 1999 as compared to 1998 was primarily due to an increase in personnel-related costs of $1.6 million reflecting growth in headcount from 53 at December 31, 1998 to 70 at December 31, 1999.

 Other income, net

  Other income, net consists primarily of interest income and foreign exchange gains and losses. The increase in other income, net to $6.0 million in 1999 from $4.6 million in 1998 reflected increased interest income on higher average cash and investment balances.

 Provision for income taxes

  We have structured our operations in a manner designed to maximize income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions which we will be able to realize under programs currently in effect expire at various dates through 2007. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. See Note 4 of Notes to Consolidated Financial Statements and "--Risk Factors--We are subject to the risk of increased taxes."

  We calculated the 1999 tax provision without the benefit of Conduct's pre-acquisition net operating losses because we may not be able to offset these losses against our future income.

 Merger related expenses

  In connection with the acquisition of Conduct, we incurred merger-related expenses of approximately $2.0 million, primarily relating to legal and accounting expenses, severance and the write-off of redundant facilities and equipment.

 Net income

  We reported net income of $33.1 million in 1999, compared to net income of $19.5 million in 1998 and $5.7 million in 1997.

Liquidity and Capital Resources

  At December 31, 1999, our principal source of liquidity consisted of $186.9 million of cash and investments compared to $130.7 million at December 31, 1998 and $92.4 million at December 31, 1997. The December 31, 1999 balance included $137.1 million of short-term and $15.6 million of long-term investments in high quality government and corporate securities.

  During 1999, we generated $61.1 million cash from operating activities, compared to $39.5 million in 1998 and $17.1 million in 1997. The increase in 1999 compared to 1998 was due primarily to an increase in net income and increases in accounts payable and accrued liabilities.

  Our primary investing activities were net purchases of investments in 1999 of $39.7 million compared to net proceeds from investments of $1.3 million in 1998 and $512,000 in 1997. We also purchased property and equipment, which totaled $23.9 million in 1999, $15.0 million in 1998 and $11.9 million in 1997. Of these amounts, we spent $8.2 million in 1999, and $1.5 million 1998, for purchase and renovation of our headquarters buildings in Sunnyvale, California. We expect to spend an additional $3.5 million to complete the construction in California. We spent $5.6 million in 1999, and $5.7 million in 1998, on construction of a new research and development facility in Israel. Also in 1999, we spent $2.7 million to purchase additional land in Israel for anticipated future expansion.

  Our primary financing activity consisted of issuances of common stock under our stock option and stock purchase plans. Proceeds from issuance of stock under these plans, net of notes receivable issued and collected from issuance of stock, amounted to $20.4 million in 1999, $14.4 million in 1998 and $7.7 million in 1997.

  Assuming there is no significant change in our business, we believe that our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months. We also expect to satisfy our financing requirements through the incurrence of debt from time to time. As of December 31, 1999, we did not have any debt outstanding. We currently plan to issue up to $500,000,000 in principal amount of convertible subordinated notes. If we complete this transaction, our leverage will increase significantly. We may not succeed in completing this transaction.

New Accounting Pronouncements

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for the financial statements of years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. We adopted the provisions of SOP 98-1 in our fiscal year ended December 31, 1999. Adoption did not have a material effect on our financial statements.

  In March 1998, the AICPA issued Statement of Position 98-4, "Deferral of Effective Date of a Provision of SOP 97-2" ("SOP 98-4"). SOP 98-4 defers for one year the application of certain provisions of Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). Different informal and non-authoritative interpretations of certain provisions of SOP 97-2 have arisen and, as a result, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9") in December 1998 which is effective for periods beginning after March 15, 1999. SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. The adoption of SOP 97-2, SOP 98-4 and SOP 98-9 did not have a material effect on our results of operations, financial position or cash flows.

  In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers for one year the application of Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS 133 and SFAS 137 have not had and are not expected to have a material effect on our results of operations, financial position or cash flows.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We believe that the impact of SAB 101 will not have a material effect on our results of operations, financial position or cash flows.

Risk Factors

  In addition to the other information included in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business.

  Our future success depends on our ability to respond to rapid market and technological changes by introducing new products and to continually improve the performance, features and reliability of our existing products and respond to competitive offerings. Our business will suffer if we do not successfully respond to rapid technological changes. The market for our software products is characterized by:

  .  rapidly changing technology;

  . frequent introduction of new products and enhancements to existing products by our competitors;

  . increasing complexity and interdependence of Internet related applications;

  .  changes in industry standards and practices; and

  .  changes in customer requirements and demands.

  To maintain our competitive position, we must continue to enhance our existing software testing and application performance management products and to develop new products and services, functionality and technology that address the increasingly sophisticated and varied needs of our prospective customers. The development of new products and services, and enhancement of existing products and services, entail significant technical and business risks and require substantial lead-time and significant investments in product development. If we fail to anticipate new technology developments, customer requirements or industry standards, or if we are unable to develop new products and services that adequately address these new developments, requirements and standards in a timely manner, our products may become obsolete, our ability to compete may be impaired and our revenues could decline.

  We expect our quarterly revenues and operating results to fluctuate, which may cause the price of our stock and the notes to decline. Our revenues and operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

  .  fluctuations in demand for and sales of our products and services;

  . our success in developing and introducing new products and the timing of new product introductions;

  . our ability to introduce enhancements to our existing products in a timely manner;

  . the introduction of new or enhanced products by our competitors and changes in the pricing policies of these competitors;

  .  the discretionary nature of our customers' purchase and budget cycles;

  . the amount and timing of operating costs and capital expenditures relating to the expansion of our business;

  . deferrals by our customers of orders in anticipation of new products or product enhancements; and

  . the mix of our domestic and international sales, together with fluctuations in foreign currency exchange rates.

  In addition, the timing of our license revenues is difficult to predict because our sales cycles are typically short and can vary substantially from product to product and customer to customer. We base our operating expenses on our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below our expectations, we could not proportionately reduce operating expenses for that quarter.

  We have experienced seasonality in our revenues and earnings, with the fourth quarter of the year typically having the highest revenue and earnings for the year and higher revenue and earnings than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers and from the structure of our sales commission program. We expect this seasonality to continue in the future.

  Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. If our operating results are below the expectations of investors or securities analysts, the price of our common stock, and therefore the notes, could decline.

  We expect to face increasing competition in the future, which could cause reduced sales levels and result in price reductions, reduced gross margins or loss of market share. The market for our testing and application performance management products and services is extremely competitive, dynamic and subject to frequent technological changes. There are few substantial barriers to entry in our market. In addition, the rapid growth and use of Internet for e-business is a recent and emerging phenomenon. The Internet lowers the barriers to entry for other companies to compete with us in the testing and application performance management markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

  In the market for solutions for testing of applications, our principal competitors include Compuware, Radview, Rational Software, RSW (a division of Teradyne) and Segue Software. In the new and rapidly changing market for application performance management solutions, our competitors include providers of hosted services such as Keynote Systems and Service Metrics (a division of Exodus Communications), and emerging application providers such as Freshwater. In addition, we face potential competition in this market from existing providers of testing solutions such as Segue. Finally, in both the market for testing solutions and the market for application performance management solutions, we face potential competition from established providers of systems and network management software such as BMC Software and Computer Associates.

  The software industry is increasingly experiencing consolidation, and this could increase the resources available to our competitors and the scope of their product offerings. Our competitors and potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies or make more attractive offers to distribution partners and to employees.

  If we fail to maintain our existing distribution channels and develop additional channels in the future, our revenues will decline. We derive a substantial portion of our revenues from sales of our products through distribution channels such as system integrators, value-added resellers. We expect that sales of our products through these channels will continue to account for a substantial portion of our revenues for the foreseeable future. We have also entered into private labelling arrangements with ASPs and an enterprise software company who incorporate our products and services into theirs. We may not experience increased revenues from these new channels, which could harm our business.

  The loss of one or more of our system integrators, value-added resellers or ASPs, or any reduction or delay in their sales of our products and services could result in reductions in our revenue in future periods. In addition, our ability to increase our revenue in the future depends on our ability to expand our indirect distribution channels.

Our dependence on indirect distribution channels presents a number of risks, including:

  . each of our system integrators, value-added resellers and ASPs can cease marketing our products and services with limited or no notice and with little or no penalty;

  . our existing system integrators, value-added resellers and ASPs may not be able to effectively sell any new products and services that we may introduce;

  . we may not be able to replace existing or recruit additional system integrators, value-added resellers and ASPs if we lose any of our existing ones;

  . our system integrators, value-added resellers and ASPs also offer competitive products and services from third parties;

  . we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities; and

  . our system integrators, value-added resellers and ASPs may not give priority to the marketing of our products and services as compared to our competitors' products.

  In March 1999, we entered into an agreement with Tivoli Systems, a subsidiary of IBM, for the joint development and marketing of a family of products for enterprise application performance management, incorporating elements of our technology, which would be marketed and sold only by Tivoli. Under this agreement, we agreed that until October 2002, we will not license this technology to any other party for purposes of developing a product similar to any developed under this agreement. In addition, we agreed that until October 2002, we will not enter into technology relationships to create similar products with specified competitors of Tivoli as long as Tivoli continues to agree to pay minimum royalties. These restrictions may limit our ability to enter into new private labelling relationships. In addition, Tivoli may not succeed in developing and selling these new products.

  We depend on strategic relationships and business alliances for continued growth of our business. Our development, marketing and distribution strategies rely increasingly on our ability to form strategic relationships with software and other technology companies. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals and cooperation in product development. Many of these relationships are not contractual and depend on the continued voluntary cooperation of each party with us. Divergence in strategy or change in focus by, or competitive product offerings by, any of these companies may interfere with our ability to develop, market, sell or support our products, which in turn could harm our business. Further, if these companies enter into strategic alliances with other companies or are acquired, they could reduce their support of our products. Our existing relationships may be jeopardized if we enter into alliances with competitors of our strategic partners. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

  If we are unable to manage our growth, our business may be harmed. Since 1991, we have experienced significant annual increases in revenue, employees and number of product and service offerings. This growth has placed and, if it continues, will place a significant strain on our management and our financial, operational, marketing and sales systems. If we cannot manage our growth effectively, our business, competitive position, operating results and financial condition could suffer. Although we are implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of our sales and customer support systems, the implementation of these systems, procedures and controls may not be completed successfully, or may disrupt our operations. Any failure by us to properly manage these transitions could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan.

  The success of our business depends on the efforts and abilities of our senior key personnel. We depend on the continued services and performance of our senior management and other key personnel. We do not have long term employment agreements with any of our key personnel. The loss of any of our executive officers or other key employees could hurt our business.

  If we cannot hire qualified personnel, our ability to manage our business, develop new products and increase our revenues will suffer. We believe that our ability to attract and retain qualified personnel at all levels in our organization is essential to the successful management of our growth. In particular, our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in maintaining a high level of technical consulting, training and customer support. There is substantial competition for experienced personnel in the software and technology industry. If we are unable to retain our existing key personnel or attract and retain additional qualified individuals, we may from time to time experience inadequate levels of staffing to perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to our customers.

  We depend on our international operations for a substantial portion of our revenues. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue and we anticipates that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, sales to customers outside the United States were approximately 34% in 1999, 35% in 1998 and 36% in 1997. In addition, we have substantial research and development operations in Israel. We face risks associated with our international operations, including:

  .  changes in taxes and regulatory requirements;

  .  difficulties in staffing and managing foreign operations;

  .  reduced protection for intellectual property rights in some countries;

  .  the need to localize products for sale in international markets;

  .  longer payment cycles to collect accounts receivable in some countries;

  . seasonal reductions in business activity in other parts of the world in which we operate;

  .  political and economic instability; and

  .  economic downturns in international markets.

  Any of these risks could harm our international operations and cause lower international sales. For example, some European countries already have laws and regulations related to technologies used on the Internet that are more strict than those currently in force in the United States. Any or all of these factors could cause our business to be harmed.

  Because our research and development operations are primarily located in Israel, we may be affected by volatile economic, political and military conditions in that country and by restrictions imposed by that country on the transfer of technology. Our operations depend on the availability of highly-skilled and relatively low-cost scientific and technical personnel in Israel. Our business also depends on trading relationships between Israel and other countries. In addition to the risks associated with international sales and operations generally, our operations could be adversely affected if major hostilities involving Israel should occur or if trade between Israel and its current trading partners were interrupted or curtailed.

  These risks are compounded due to the restrictions on our ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel, without the prior written consent of the government of Israel. If we are unable to obtain the consent of the government of Israel, we may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel. We have, in the past, obtained royalty-bearing grants from various Israeli government agencies. In addition, we participate in special Israeli government programs that provide significant tax advantages. The loss of or any material decrease in these tax benefits could negatively affect our financial results.

  We are subject to the risk of increased taxes. We have structured our operations in a manner designed to maximize income in Israel where tax rate incentives have been extended to encourage foreign investment. Our taxes could increase if these tax rate incentives are not renewed upon expiration or tax rates applicable to us are increased. Tax authorities could challenge the manner in which profits are allocated among us and our subsidiaries, and we may not prevail in any such challenge. If the profits recognized by our subsidiaries in jurisdictions where taxes are lower became subject to income taxes in other jurisdictions, our worldwide effective tax rate would increase.

  Our financial results may be negatively impacted by foreign currency fluctuations. Our foreign operations are generally transacted through our international sales subsidiaries. As a result, these sales and related expenses are denominated in currencies other than the U.S. Dollar. Because our financial results are reported in U.S. Dollars, our results of operations may be harmed by fluctuations in the rates of exchange between the U.S. Dollar and other currencies, including:

  . a decrease in the value of Pacific Rim or European currencies relative to the U.S. Dollar, which would decrease our reported U.S. Dollar revenue, as we generate revenues in these local currencies and report the related revenues in U.S. Dollars; and

  . an increase in the value of Pacific Rim, European or Israeli currencies relative to the U.S. Dollar, which would increase our sales and marketing costs in these countries and would increase research and development costs in Israel.

  We attempt to limit foreign exchange exposure through operational strategies and by using forward contracts to offset the effects of exchange rate changes on intercompany trade balances. This requires us to estimate the volume of transactions in various currencies. We may not be successful in making these estimates. If these estimates are overstated or understated during periods of currency volatility, we could experience material currency gains or losses.

  Our ability to successfully implement our business strategy depends on the continued growth of the Internet. In order for our business to be successful, the Internet must continue to grow as a medium for conducting business. However, as the Internet continues to experience significant growth in the number of users and the complexity of Web-based applications, the Internet infrastructure may not be able to support the demands placed on it or the performance or reliability of the Internet might be adversely affected. Security and privacy concerns may also slow the growth of the Internet. Because our revenues ultimately depend upon the Internet generally, our business may suffer as a result of limited or reduced growth.

  Our recent acquisition and any future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert the attention of our management. We have acquired, and in the future we may acquire or make investments in other companies with similar products and technologies. For example, in November 1999, we completed our acquisition of Conduct Ltd. In the event of any future acquisitions or investments, we could:

  . issue stock that would dilute the ownership of our then-existing stockholders;

  .  incur debt;

  .  assume liabilities;

  . incur amortization expense related to goodwill and other intangible assets; or

  .  incur large write-offs.

  If we fail to achieve the financial and strategic benefits of past and future acquisitions, our operating results will suffer. Acquisitions and investments involve numerous other risks, including:

  . difficulties integrating the acquired operations, technologies or products with ours;

  .  failure to achieve targeted synergies;

  .  unanticipated costs and liabilities;

  .  diversion of management's attention from our core business;

  . adverse effects on our existing business relationships with suppliers and customers or those of the acquired organization;

  . difficulties entering markets in which we have no or limited prior experience; and

  . potential loss of key employees, particularly those of the acquired organizations.

  The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended March 17, 2000, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $132.13 to a low of $10.94. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

  .  actual or anticipated variations in our quarterly operating results;

  . announcements of technological innovations or new products or services by us or our competitors;

  .  announcements relating to strategic relationships or acquisitions;

  . changes in financial estimates or other statements by securities analysts;

  .  changes in general economic conditions;

  .  conditions or trends affecting the software industry and the Internet;
     and

  . changes in the economic performance and/or market valuations of other software and high-technology companies.

  Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and our stock price could decline as a result.

  In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of software or Internet software companies could depress our stock price regardless of our operating results.

  If we fail to adequately protect our proprietary rights and intellectual property, we may lose a valuable asset, experience reduced revenues and incur costly litigation to protect our rights. We rely on a combination of patents, copyrights, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our products and proprietary information will increase.

  In many cases, we enter into confidentiality or license agreements with our employees and consultants and with the customers and corporations with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.

  Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation like this, whether successful or unsuccessful, could result in substantial costs and diversions of our management resources, either of which could seriously harm our business.

  Third parties could assert that our products and services infringe their intellectual property rights, which could expose us to litigation that, with or without merit, could be costly to defend. We may from time to time be subject to claims of infringement of other parties' proprietary rights. We could incur substantial costs in defending ourselves sand our customers against these claims. Parties making these claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products in the United States and abroad and could result in an award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain licenses from third parties, develop alternative technology or to alter our products or processes or cease activities that infringe the intellectual property rights of third parties. If we are required to obtain licenses, we cannot be sure that we will be able to do so at a commercially reasonable cost, or at all. Defense of any lawsuit or failure to obtain required licenses could delay shipment of our products and increase our costs. In addition, any such lawsuit could result in our incurring significant costs or the diversion of the attention of our management.

  Defects in our products may subject us to product liability claims and make it more difficult for us to achieve market acceptance for these products, which could harm our operating results. Our products may contain errors or "bugs" that may be detected at any point in the life of the product. Any future product defects discovered after shipment of our products could result in loss of revenues and a delay in the market acceptance of these products that could adversely impact our future operating results.

  In selling our products, we frequently rely on "shrink wrap" or "click wrap" licenses that are not signed by licensees. Under the laws of various jurisdictions, the provisions in these licenses limiting our exposure to potential product liability claims may be unenforceable. We currently carry errors and omissions insurance against such claims, however, we cannot assure you that this insurance will continue to be available on commercially reasonable terms, or at all, or that this insurance will provide us with adequate protection against product liability and other claims. In the event of a products liability claim, we may be found liable and required to pay damages which would seriously harm our business.

  We have adopted anti-takeover defenses that could delay or prevent an acquisition of our company, including an acquisition that would be beneficial to our stockholders. Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present plans to issue shares of preferred stock. Furthermore, certain provisions of our Certificate of Incorporation and of Delaware law may have the effect of delaying or preventing changes in our control or management, which could adversely affect the market price of our common stock.

  Leverage and debt service obligations may adversely affect our cash flow. Upon completion of the currently proposed offering of up to $500,000,000 principal amount of convertible subordinated notes, we will have a substantial amount of outstanding indebtedness, primarily the notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

  . increasing our vulnerability to general adverse economic and industry conditions;

  . requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures; and

  . limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

  Interest rate risk. Our exposure to market rate risk for changes in interest is limited to our investment portfolio. Derivative financial instruments are not a part of our investment policy. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as "held to maturity." This classification does not expose the consolidated statement of income or balance sheet to fluctuation in interest rates. At December 31, 1999, $113.3 million, or 61%, of our cash, cash equivalents and investment portfolio carried at a maturity of less than 90 days, and $171.3 million, or 92% carried a maturity of less than one year. All investments mature, by policy, in less than two years. The effect of a 10% rate decline would not be material on the portfolio. Information about our investment portfolio is presented in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

  Foreign currency risk. A portion of our business is conducted in currencies other than the U.S. Dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenues.

  We have entered into forward foreign exchange contracts to hedge amounts due from select subsidiaries denominated in foreign currencies, mainly Europe and the Pacific Rim, against fluctuations in exchange rates. We have not entered into forward foreign exchange contracts for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. The criteria we use for designating a contract as a hedge considers the contract's effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. The effect of an immediate 10% change in exchange rates would not have a material impact on our operating results or cash flows. At December 31, 1999, we had outstanding forward foreign exchange contracts to sell $10.7 million in currencies with a fair value of $10.6 million.

Item 8. Financial Statements and Supplementary Data

  Financial statements required pursuant to this Item are presented beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  During the 24 month period preceding December 31, 1999 we neither changed accountants nor had disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

                                   PART III

  Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for May 24, 2000, and the information included in the proxy statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

  The information concerning our officers required by this Item is incorporated by reference to the section of Part I of this Annual Report on Form 10-K entitled "Item 1. Business--Personnel." The information concerning our directors required by this Item is incorporated by reference to the information under the heading "Election of Directors--Nominees" in our proxy statement.

Item 11. Executive Compensation

  The information required by this Item is incorporated by reference to our proxy statement under the heading "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this Item is incorporated by reference to our proxy statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13.  Certain Relationships and Related Transactions

  The information required by this Item is incorporated by reference to our proxy statement under the heading "Certain Transactions."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

 1. Financial Statements.

  The following financial statements of Mercury Interactive Corporation are filed as a part of this report:

                                                                           Page
                                                                           ----
   Report of Independent Accountants.....................................  F-1
   Consolidated Balance Sheets at December 31, 1999 and 1998.............  F-2
   Consolidated Statements of Operations for the years ended December 31,
    1999, 1998 and 1997..................................................  F-3
   Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1999, 1998 and 1997.....................................  F-4
   Consolidated Statements of Cash Flows for the years ended December 31,
    1999, 1998 and 1997..................................................  F-5
   Notes to Consolidated Financial Statements............................  F-6

 2. Schedules

  The following financial statement schedule is filed as part of this Form 10-
K:

  Schedule II--Valuation and Qualifying Accounts for the Three Years Ended December 31, 1999

  Financial statement schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

 3. Exhibits

 Exhibit
 Number                                  Description
 -------                                 -----------
 3.1(1)       Certificate of Incorporation of Registrant, as amended and restated to date.
 3.2(7)       Certificate of Amendment of the Restated Certificate of
              Incorporation.
 3.3(1)       By-laws of Registrant, as amended to date.
 10.1(6),(2)  1989 Stock Option Plan and forms of Incentive Stock Option
              Agreement and Nonstatutory Stock Option Agreement.
 10.2(1)      Form of Directors' and Officers' Indemnification Agreement.
 10.3(6),(2)  Form of 1998 Employee Stock Purchase Plan and form of Agreements.
 10.4(1)      401(k) Plan.
 10.5(2),(3)  1994 Directors' Stock Option Plan and form of Agreements.
 10.6(4)      Preferred Share Purchase Rights Agreement.
 10.7(5)      1996 Supplemental Stock Plan.
 10.10(6),(2) 1999 Stock Option Plan
 10.11(8)     Form of Change of Control Agreements entered into by the Company with the Chairman, the Chief Executive Officer, the Chief
              Financial Officer, Chief Operating Officer and the President of
              European Operations.
 10.12(4)     Amendment to Rights Agreement dated March 31, 1999.
 10.13        Share Exchange Agreement among the Company, Conduct, Ltd.,
              Conduct Software Technologies, Inc. and the shareholders of
              Conduct, Ltd. dated November 23, 1999.
 21.1         Subsidiaries of Registrant.
 23.1         Consent of Independent Accountants.

 Exhibit
 Number             Description
 -------            -----------
 24.1    Power of Attorney (see page 29).
 27.1    Financial Data Schedule.

--------
(1) Exhibits 3.1, 3.3, 10.2, and 10.4 are incorporated by reference to Exhibits 3.3, 3.4, 10.2, and 10.12, respectively, filed in response to
    Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 33-68554), which was declared effective on October 29, 1993.

(2) Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K.

(3) Exhibit 10.5 is incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the three month period ended September 30, 1994.

(4) Exhibit 10.6 is incorporated by reference to the Exhibit 1 to the Company's Form 8-A, filed with the Securities and Exchange Commission on July 9, 1996, as amended by Amendment No. 1 to Form 8-A filed with the SEC on April 2, 1999.

(5) Exhibit 10.7 is incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, No. 333-09913, filed with the Securities and Exchange Commission on August 9, 1996.

(6) Exhibits 10.1, 10.3, and 10.10 are incorporated by reference to Exhibits 4.1, 4.3, and 4.2, respectively, filed with the Company's Registration Statement on Form S-8, No. 333-62125, filed with the Securities and Exchange Commission on August 24, 1998.

(7) Exhibit 3.3 is incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-3, No. 333-95097, filed with the Securities and Exchange Commission on January 20, 2000.

(8) Exhibit 10.10 is incorporated by reference to Exhibit 10.26 filed with the Form 10-K for the year ended December 31, 1999.

(b) Reports on Form 8-K

  No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Mercury Interactive Corporation

Dated: March 20, 2000                     By:     /s/ Sharlene Abrams
                                             __________________________________
                                                    Sharlene Abrams,
                                              Chief Financial Officer, Vice
                                                       President of
                                               Finance and Administration

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

             Signature                             Title                    Date
             ---------                             -----                    ----

        /s/ Amnon Landan             President, Chief Executive        March 20, 2000
____________________________________  Officer
            Amnon Landan              (Principal Executive Officer) and
                                      Chairman of the Board of
                                      Directors

      /s/ Sharlene Abrams            Chief Financial Officer, Vice     March 20, 2000
____________________________________  President, Finance and
          Sharlene Abrams             Administration (Principal
                                      Financial and Accounting
                                      Officer)

        /s/ Igal Kohavi              Director                          March 20, 2000
____________________________________
            Igal Kohavi

        /s/ Yair Shamir              Director                          March 20, 2000
____________________________________
            Yair Shamir

        /s/ Giora Yaron              Director                          March 20, 2000
____________________________________
            Giora Yaron

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mercury Interactive Corporation

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Mercury Interactive Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 20, 2000, except as to Note 9, which is as of February 11, 2000.

                        MERCURY INTERACTIVE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $113,346  $ 96,836
  Short-term investments...................................   57,981    13,130
  Trade accounts receivable (net of allowance for doubtful
   accounts and sales returns of $5,533 and $3,623)........   40,399    27,903
  Other receivables........................................    6,325     6,012
  Prepaid expenses and other current assets................   16,702    11,685
                                                            --------  --------
    Total current assets...................................  234,753   155,566
Long-term investments......................................   15,555    20,697
Property and equipment, net................................   46,910    28,423
                                                            --------  --------
                                                            $297,218  $204,686
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  8,469  $  4,422
  Accrued liabilities......................................   33,433    18,236
  Income taxes payable.....................................   19,945    11,498
  Deferred revenue.........................................   35,840    24,122
                                                            --------  --------
    Total current liabilities..............................   97,687    58,278
                                                            --------  --------
Commitments and contingencies (Note 5)
Stockholders' equity:
  Common stock, par value $.002 per share, 120,000 shares
   authorized; 78,090 and 73,990 shares issued and
   outstanding.............................................      156       148
  Capital in excess of par value...........................  148,826   128,428
  Notes receivable from issuance of stock..................   (5,090)   (5,130)
  Accumulated other comprehensive loss.....................   (1,242)     (775)
  Retained earnings........................................   56,881    23,737
                                                            --------  --------
    Total stockholders' equity.............................  199,531   146,408
                                                            --------  --------
                                                            $297,218  $204,686
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                       Year ended December 31,
                                                      -------------------------
                                                        1999     1998    1997
                                                      -------- -------- -------
Revenue:
  License............................................ $130,900 $ 84,450 $56,683
  Service............................................   56,800   36,550  20,017
                                                      -------- -------- -------
    Total revenue....................................  187,700  121,000  76,700
                                                      -------- -------- -------
Cost of revenue:
  License............................................    7,736    6,291   4,351
  Service............................................   18,642   11,757   6,225
                                                      -------- -------- -------
    Total cost of revenue............................   26,378   18,048  10,576
                                                      -------- -------- -------
Gross profit ........................................  161,322  102,952  66,124
                                                      -------- -------- -------
Operating expenses:
  Research and development, net......................   23,484   16,907  11,333
  Write off of in-process research and development
   and related expenses..............................      --       --    5,500
  Marketing and selling..............................   88,609   57,243  37,073
  General and administrative.........................   11,242    8,466   6,642
  Merger related expenses............................    2,000      --      --
                                                      -------- -------- -------
    Total operating expenses.........................  125,335   82,616  60,548
                                                      -------- -------- -------
Income from operations...............................   35,987   20,336   5,576
Other income, net....................................    6,026    4,640   3,083
                                                      -------- -------- -------
Income before provision for income taxes.............   42,013   24,976   8,659
Provision for income taxes...........................    8,869    5,451   2,927
                                                      -------- -------- -------
Net income........................................... $ 33,144 $ 19,525 $ 5,732
                                                      ======== ======== =======
Net income per share (basic)......................... $   0.44 $   0.28 $  0.09
                                                      ======== ======== =======
Net income per share (diluted)....................... $   0.39 $   0.25 $  0.08
                                                      ======== ======== =======
Weighted average common shares (basic)...............   76,112   70,654  65,494
                                                      ======== ======== =======
Weighted average common shares and equivalents
 (diluted)...........................................   85,208   78,818  68,458
                                                      ======== ======== =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                        Capital    Notes
                                           in    receivable  Retained    Accumulated
                          Common stock   excess     from     earnings/      other
                          -------------  of par   issuance  accumulated comprehensive Stockholders' Comprehensive
                          Shares Amount  value    of stock    deficit       loss         equity     income (loss)
                          ------ ------ -------- ---------- ----------- ------------- ------------- -------------
Balance at December 31,
 1996...................  64,226  $128  $100,539      --      $(1,520)     $   (99)     $ 99,048
Net income..............     --    --        --       --        5,732          --          5,732       $ 5,732
Currency translation
 adjustments............     --    --        --       --          --          (325)         (325)         (325)
                                                                                                       -------
Comprehensive income....                                                                               $ 5,407
                                                                                                       =======
Stock issued under stock
 option and employee
 stock purchase plans...   2,728     6     7,560      --          --           --          7,566
Pooling of interests
 acquisition............     --    --         99      --          --           --             99
                          ------  ----  --------  -------     -------      -------      --------
Balance at December 31,
 1997...................  66,954   134   108,198      --        4,212         (424)      112,120
Net income..............     --    --        --       --       19,525          --         19,525        19,525
Currency translation
 adjustments............     --    --        --       --          --          (351)         (351)         (351)
                                                                                                       -------
Comprehensive income....                                                                               $19,174
                                                                                                       =======
Stock issued under stock
 option and employee
 stock purchase plans...   6,300    12    16,266   (5,130)        --           --         11,148
Pooling of interests
 acquisition............     736     2     3,964      --          --           --          3,966
                          ------  ----  --------  -------     -------      -------      --------
Balance at December 31,
 1998...................  73,990   148   128,428   (5,130)     23,737         (775)      146,408
Net income..............     --    --        --       --       33,144          --         33,144        33,144
Currency translation
 adjustments............     --    --        --       --          --          (467)         (467)         (467)
                                                                                                       -------
Comprehensive income....                                                                               $32,677
                                                                                                       =======
Collection of notes
 receivable.............     --    --        --       387         --           --            --
Stock issued under stock
 option and employee
 stock purchase plans...   4,100     8    20,398     (347)        --           --         20,446
                          ------  ----  --------  -------     -------      -------      --------
Balance at December 31,
 1999...................  78,090  $156  $148,826  $(5,090)    $56,881      $(1,242)     $199,531
                          ======  ====  ========  =======     =======      =======      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Cash flows from operating activities:
  Net income..................................... $ 33,144  $ 19,525  $  5,732
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Depreciation and amortization..................    6,063     4,223     3,775
  Loss on retirement of property and equipment...      121       --        --
  Deferred income taxes..........................   (2,802)   (1,840)      270
  Changes in assets and liabilities:
    Trade accounts receivable....................  (12,349)   (4,006)   (7,240)
    Other receivables............................     (428)   (4,034)     (730)
    Prepaid expenses and other current assets....   (3,277)   (1,879)      857
    Accounts payable.............................    4,076       803     1,923
    Accrued liabilities..........................   16,164     5,309     5,141
    Income taxes payable.........................    8,688     8,373     2,485
    Deferred revenue.............................   11,718    13,030     4,936
                                                  --------  --------  --------
      Net cash provided by operating activities..   61,118    39,504    17,149
                                                  --------  --------  --------
Cash flows from investing activities:
  Maturity of investments........................   28,616    35,128    35,640
  Purchases of investments.......................  (68,325)  (33,826)  (35,128)
  Acquisition of property and equipment, net.....  (23,897)  (15,040)  (11,927)
  Capitalization of software development costs ..      --        --       (500)
                                                  --------  --------  --------
      Net cash used in investing activities......  (63,606)  (13,738)  (11,915)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net....   20,406    19,494     7,665
  Notes receivable from issuance of stock........     (347)   (5,130)      --
  Notes receivable collected from issuance of
   stock.........................................      387       --        --
                                                  --------  --------  --------
      Net cash provided by financing activities
       ..........................................   20,446    14,364     7,665
                                                  --------  --------  --------
Effect of exchange rate changes on cash..........   (1,448)     (585)      (28)
                                                  --------  --------  --------
Net increase in cash.............................   16,510    39,545    12,871
Cash and cash equivalents at beginning of year...   96,836    57,291    44,420
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $113,346  $ 96,836  $ 57,291
                                                  ========  ========  ========
Supplemental Disclosure:
Cash paid during the year for income taxes....... $  1,354  $  1,365  $  2,083

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

  Mercury Interactive Corporation (the "Company") develops, markets and supports performance management solutions that enable businesses to test and monitor their Internet and other applications. The Company operates in one industry segment. (See Note 7 for geographic reporting.) No customer accounted for more than 10% of revenue in 1999, 1998 or 1997.

  The Company acquired Conduct Ltd. on November 30, 1999, which was accounted for as a pooling of interests. The consolidated financial statements for each of the three years ended December 31, 1999, 1998 and 1997 and the accompanying notes reflect the results of operations as if the acquired entity was a wholly owned subsidiary since its inception (see Note 8).

 Basis of presentation

  The Company has a wholly owned research and development and sales subsidiary incorporated in Israel and sales subsidiaries in Brazil, Canada, Europe, South Africa and the Pacific Rim for marketing, distribution and support of products. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  In January 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock, which was distributed as a stock dividend to the Company's stockholders, on February 11, 2000. All share and per share amounts reflect the effect of the split.

 Management Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Foreign currency translation

  The functional currency of the Company's subsidiary in Israel is the U.S. dollar. Assets and liabilities in Israel are translated at year-end exchange rates, except for property and equipment, which is translated at historical rates. Revenues and expenses are translated at average exchange rates in effect during the year, except for costs related to those balance sheet items, which are translated at historical rates. Foreign currency translation gains and losses, which have not been material to date for this subsidiary, are included in the consolidated statement of operations.

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

  The Company enters into forward foreign exchange contracts to hedge foreign currency denominated intercompany payables against fluctuations in exchange rates. The Company does not enter into forward foreign exchange contracts for speculative or trading purposes. The criteria used for designating a contract as a hedge considers the contract's effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. At December 31, 1999, the Company had outstanding forward foreign exchange contracts to sell $10.7 million in currencies with a fair value of $10.6 million.

                        MERCURY INTERACTIVE CORPORATION

 Cash and cash equivalents

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

 Short-term and long-term investments

  The Company considers all investments with remaining maturities of less than one year to be short-term investments and all investments with remaining maturities greater than one year to be long-term investments. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities," the Company has categorized its marketable securities as "held to maturity" securities.

  The investments, which all have contractual maturities of less than two years, are carried at cost plus accrued interest. Realized gains or losses are determined based on the specific identification method and are reflected in other income.

  The portfolio of short-term and long-term investments (including cash and cash equivalents) consisted of the following (in thousands):

                                                                December 31,
                                                              -----------------
                        Investment Type                         1999     1998
                        ---------------                       -------- --------
   Cash and interest bearing demand deposits................. $ 34,275 $ 21,655
   Corporate debt securities.................................   86,593   56,472
   Municipal securities......................................   52,670   50,936
   U.S. treasury and agency securities.......................   13,344    1,600
                                                              -------- --------
       Total................................................. $186,882 $130,663
                                                              ======== ========

 Revenue recognition

  Revenues are derived from product licensing fees, and from maintenance support services, training and consulting. Revenue from product licensing fees is recognized upon shipment and resolution of any material vendor obligations. Products shipped, for which material vendor obligations exist, are recorded as deferred revenue. Service revenue from customer maintenance fees for ongoing customer support and product updates is recognized ratably over the period of the contract. Payments for maintenance fees are generally made in advance, are nonrefundable and are classified as deferred revenue. Revenues for training and consulting services are recognized as the services are provided.

 Property and equipment

  Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of assets, which are five to seven years for office furniture and equipment, three to five years for computers and related equipment, four to ten years for leasehold improvements, or the term of the lease, whichever is shorter, and thirty years for buildings.

 Long-lived assets

  The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No such impairments have been identified to date. The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

                        MERCURY INTERACTIVE CORPORATION

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

  In 1999 and 1998, no software development costs were capitalized because the costs incurred subsequent to achieving techological feasibility and prior to the general release of the products were not significant. The Company capitalized $500,000 of software development costs during the year ended December 31, 1997. Amortization charges included in cost of license revenues were $585,000 in 1999 and $600,000 in each of 1998 and 1997. In conjunction with the technology acquisition in 1997 approximately $250,000 of capitalized development costs were written off as obsolete in the year ended December 31, 1997. At December 31, 1999, the Company did not have any capitalized software development costs. At December 31, 1998, the net balance of capitalized software development costs was $585,000.

  Research and development expense is reported net of research grants received from the government of Israel, and includes royalty expense for obligations to the government of Israel for sales of products developed under government-funded research. No grants were obtained from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade ("the Chief Scientist") during 1999. Research grants received amounted to $1.6 million in 1998 and $2.1 million in 1997. The Company was not obligated to repay these grants; however, the Company agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $2.7 million for each of the years ended December 31, 1999 and 1998, and $1.6 million for the year ended December 31, 1997. As of December 31, 1999, the Company had no outstanding royalty obligations. The Company has not applied for, nor does it anticipate applying for, any future Chief Scientist grants.

 Stock-based compensation

  The Company accounts for stock-based compensation using the intrinsic value method presented in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company's policy is to grant options with an exercise price equal to the quoted market price of its stock on the grant date. Accordingly, no compensation cost has been recognized in the statements of operations. Additional pro forma disclosure is provided as required under Statement of Financial Accounting Standard No. 123 ( "SFAS 123"), "Accounting for Stock-based Compensation" (see Note 3).

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

                        MERCURY INTERACTIVE CORPORATION

 Net income per share

  Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average common shares outstanding and all dilutive potential common shares outstanding. For the years ended December 31, 1999, 1998 and 1997, dilutive potential common shares outstanding reflects shares issuable under our stock option plans. Share and per share amounts reflect the effect of the two-for-one stock split distributed to stockholders on February 11, 2000. The following table summarizes the Company's earnings per share computations for the years ended December 31, 1997, 1998 and 1999 (in thousands, except per share amounts):

                                                                        Earnings
                                                          Net   Average   per
                                                        income  shares   share
                                                        ------- ------- --------
   December 31, 1997:
     Basic earnings per share.......................... $ 5,732 65,494   $0.09
     Dilutive adjustments..............................     --   2,964
                                                        ------- ------
     Diluted earnings per share........................ $ 5,732 68,458   $0.08
                                                        ------- ------
    December 31, 1998:
     Basic earnings per share.......................... $19,525 70,654   $0.28
     Dilutive adjustments..............................     --   8,164
                                                        ------- ------
     Diluted earnings per share........................ $19,525 78,818   $0.25
                                                        ------- ------
    December 31, 1999:
     Basic earnings per share.......................... $33,144 76,112   $0.44
     Dilutive adjustments..............................     --   9,096
                                                        ------- ------
     Diluted earnings per share........................ $33,144 85,208   $0.39
                                                        ======= ======

  At December 31, 1999, 1998, and 1997, options to purchase a total of 504,000 shares of common stock with an average exercise price of $38.50, 280,000 shares of common stock with an average exercise price of $9.62, and 941,092 shares of common stock with an average exercise price of $4.83, respectively, are considered anti-dilutive because the options' exercise price was greater than the average fair market value of our common stock for the years then ended.

 Reclassifications

  Certain previously reported amounts have been reclassified to conform to the 1999 consolidated financial statement presentation.

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

 Segment Reporting

  Effective January 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards

                        MERCURY INTERACTIVE CORPORATION
for the manner in which public companies report information about operating segments in annual and interim financial statements. Information related to geographic segments is included in Note 7.

 New Accounting Pronouncements

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use"("SOP 98-1"). SOP 98-1 is effective for the financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company adopted the provisions of SOP 98-1 in its fiscal year ending December 31, 1999. Adoption did not have a material effect on the financial statements.

  In March 1998, the AICPA issued Statement of Position 98-4, "Deferral of Effective Date of a Provision of SOP 97-2 ("SOP 98-4"). SOP 98-4 defers for one year the application of certain provisions of Statement of Position 97-2 "Software Revenue Recognition ("SOP 97-2"). Different informal and non-authoritative interpretations of certain provisions of SOP 97-2 have arisen and, as a result, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9") in December 1998 which is effective for periods beginning after March 15, 1999. SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. The adoption of SOP 97-2, SOP 98-4 and SOP 98-9 have not had a material effect on the results of operations, financial position or cash flows.

  In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers for one year the application of Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS 133 and SFAS 137 have not had and are not expected to have a material effect on the results of operations, financial position or cash flows.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes the impact of SAB 101 will not have a material effect on the results of operations, financial position or cash flows.

                        MERCURY INTERACTIVE CORPORATION

NOTE 2--FINANCIAL STATEMENT COMPONENTS

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                             (in thousands)
Other receivables:
  Government grants receivables............................ $    --   $    400
  Employee receivables.....................................    2,625     1,014
  Income taxes receivable..................................    2,178     2,618
  Other receivables........................................    1,522     1,980
                                                            --------  --------
                                                            $  6,325  $  6,012
                                                            ========  ========
Prepaid expenses and other current assets:
  Prepaid compensation..................................... $  6,579  $  5,717
  Deferred income taxes, net...............................    4,642     1,840
  Other....................................................    5,481     4,128
                                                            --------  --------
                                                            $ 16,702  $ 11,685
                                                            ========  ========
Property and equipment, net:
  Land and buildings....................................... $ 35,245  $ 18,311
  Computers and equipment..................................   23,558    18,039
  Office furniture and equipment...........................    5,829     4,481
  Leasehold improvements...................................    2,888     2,934
                                                            --------  --------
                                                              67,520    43,765
  Less: Accumulated depreciation and amortization..........  (20,610)  (15,342)
                                                            --------  --------
                                                            $ 46,910  $ 28,423
                                                            ========  ========
Accrued liabilities:
  Payroll and accrued commissions (including payroll
   taxes).................................................. $ 16,751  $  5,939
  Vacation and severance...................................    4,299     3,457
  Sales tax................................................    3,270     2,820
  Royalties................................................    1,596     2,177
  Merger related expenses..................................      937       --
  Other....................................................    6,580     3,843
                                                            --------  --------
                                                            $ 33,433  $ 18,236
                                                            ========  ========

                                                         Year ended December
                                                                 31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------  ------  ------
                                                            (in thousands)
Other income, net:
  Interest income....................................... $6,480  $4,741  $3,521
  Foreign exchange losses and other.....................   (454)   (101)   (438)
                                                         ------  ------  ------
                                                         $6,026  $4,640  $3,083
                                                         ======  ======  ======

                        MERCURY INTERACTIVE CORPORATION

NOTE 3--COMMON STOCK

  In August 1989, the Company adopted a stock option plan (the "1989 Plan"). Options granted under the 1989 Plan are for periods not to exceed ten years. For holders of 10% or more of the total combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option term may not exceed 5 years. Incentive stock option grants under the 1989 Plan must be at exercise prices no less than 100% of the fair market value and non-statutory stock option grants under the 1989 Plan must be at exercise prices no less than 85% of the fair market value of the stock on the date of grant. Options are immediately exercisable but all shares purchased upon exercise of options are subject to repurchase by the Company until vested. Options generally vest over a period of four years. In August 1998, the stockholders reserved an additional 1,200,000 shares of common stock for issuance upon exercise of stock options to be granted under this plan.

  In August 1998, the stockholders adopted the 1999 Stock Option Plan (the "1999 Plan") to replace the 1989 Plan, effective on the expiration of the term of such plan in August 1999. The Company reserved 900,000 shares of common stock for issuance upon exercise of stock options to be granted under this plan. The provisions of the 1999 Plan regarding option term, grant price, exercise price, and vesting period are identical to those of the 1989 Plan except that all options granted under the 1999 Plan must be at exercise prices no less than 100% of the fair market value. In December 1999, the stockholders approved an automatic increase in the aggregate number of shares reserved for issuance under the 1999 Plan by 4% of the common stock and equivalents outstanding as of January 1 of each year starting in 2000 and ending in 2003.

  In May 1996, the Company adopted a stock option plan solely for grants to employees of its subsidiaries located outside the United States (the "Supplemental Plan"). The Company reserved 2,000,000 shares of common stock for issuance upon exercise of stock options to be granted under this plan. The provisions of the Supplemental Plan regarding option term, grant price, exercise price, and vesting period is identical to those of the Plan.

  The following table presents the combined activity of the 1989 Plan, the 1999 Plan and the Supplemental Plan for the years ended December 31, 1997, 1998 and 1999 (shares in thousands):

                                                       Options outstanding
                                                     ------------------------
                                            Options               Weighted
                                           available Number of    average
                                           for grant  shares   exercise price
                                           --------- --------- --------------
   Balance outstanding at December 31,
    1996..................................      56    12,500       $ 2.82
   Additional shares authorized...........   2,992       --           --
   Options granted........................  (4,268)    4,268         2.97
   Options canceled.......................   1,252    (1,252)        3.00
   Options exercised......................     --     (2,124)        2.41
                                            ------    ------
   Balance outstanding at December 31,
    1997..................................      32    13,392         2.92
   Additional shares authorized...........   4,466       --           --
   Options granted........................  (5,320)    5,320         6.49
   Options canceled.......................     930      (930)        4.41
   Options exercised......................     --     (6,080)        2.72
                                            ------    ------
   Balance outstanding at December 31,
    1998..................................     108    11,702         4.49
   Additional shares authorized...........   7,857       --           --
   Options granted........................  (4,871)    4,871        16.02
   Options canceled.......................     945      (945)        6.38
   Options exercised......................     --     (3,612)        4.42
                                            ------    ------
   Balance outstanding at December 31,
   1999...................................   4,039    12,016       $ 9.07
                                            ======    ======

                        MERCURY INTERACTIVE CORPORATION

  The following table presents weighted average price and remaining contractual life information about significant option groups outstanding under the above plans at December 31, 1999 (shares in thousands):

                                      Options outstanding                    Options exercisable
                         --------------------------------------------- --------------------------------
                                     Weighted average
                                        remaining                        Number
        Range of           Number    contractual life Weighted average exercisable Weighted average
    Exercise Prices      outstanding      (yr.)        exercise price  at 12/31/99  exercise price
    ---------------      ----------- ---------------- ---------------- ----------- ----------------
$ 0.08- 3.19............    3,061          5.46            $ 2.78         2,044         $ 2.85
$ 3.38- 6.32............    4,015          8.07              5.73         1,359           5.65
$ 8.10-12.03............    3,691          9.01             11.55           192           8.89
$15.50-45.47............    1,249          9.81             28.09             4          19.57
                           ------                                         -----
                           12,016          7.87            $ 9.07         3,599         $ 4.24
                           ======                                         =====

  In October 1998, the Company issued notes receivable of $5.1 million to its officers and key employees in connection with the purchase of common stock. The notes bear interest at 5%, are secured by the shares purchased, and require quarterly interest payments. The full amount of the notes and the final interest payment are due no later than December 31, 2000.

Directors' Stock Option Plan

  On August 3, 1994, the Board of Directors adopted the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Company reserved 2,000,000 shares of Common Stock for issuance upon exercise of stock options to be granted during the ten year term of the Directors' Plan. Only outside directors may be granted options under the Directors' Plan. The Plan provided for an initial option grant of 25,000 shares to the Company's outside directors as of August 3, 1994 or upon initial election to the Board of Directors after August 3, 1994. In addition, the plan provided for automatic annual grants of 5,000 shares upon re-election of the individual to the Board of Directors. In August 1998, the stockholders agreed to amend the Directors' plan to increase the number of shares granted to 50,000 shares as an initial grant to new non-employee directors, 10,000 shares as the annual grant to continuing non-employee directors of the Corporation, and to provide for a one-time grant of 25,000 shares to the non-employee directors of the Corporation who were serving as directors of the Corporation as of August 14, 1998. The option term shall be ten years, and options shall be exercisable while such person remains a director. The exercise price shall be 100% of fair market value on the date of grant. The initial option grants vest 20% annually for each director on the date of each Annual Meeting of Stockholders of the Company after the date of grant of such option. The annual option grants shall vest in full on the fifth anniversary following each individual's re-election to the Board of Directors.

                        MERCURY INTERACTIVE CORPORATION

  The following table presents the activity for the Directors' Plan for the years ended December 31, 1997, 1998 and 1999 (shares in thousands):

                                                        Options outstanding
                                             Options  -----------------------
                                            available Number of   Weighted
                                            for grant  shares   average price
                                            --------- --------- -------------
   Balance outstanding at December 31,
    1996...................................   1,520      360       $ 3.26
   Options granted.........................     (60)      60         3.07
   Options canceled........................     --       --           --
   Options exercised.......................     --       (40)        2.29
                                              -----     ----
   Balance outstanding at December 31,
    1997...................................   1,460      380         3.33
   Options granted.........................    (360)     360         9.70
   Options canceled........................     --       --           --
   Options exercised.......................     --      (160)        3.81
                                              -----     ----
   Balance outstanding at December 31,
    1998...................................   1,100      580         7.14
   Options granted.........................     (60)      60        15.50
   Options canceled........................     --       --           --
   Options exercised.......................     --      (140)        7.96
                                              -----     ----
   Balance outstanding at December 31,
    1999...................................   1,040      500       $ 7.91
                                              =====     ====

  The following table presents weighted average price and remaining contractual life information about significant option groups outstanding under the Directors' Plan at December 31, 1999 (shares in thousands):

                                        Options outstanding                     Options exercisable
                         -------------------------------------------------- ----------------------------
                                       Weighted average                       Number
        Range of           Number          remaining       Weighted average exercisable Weighted average
    Exercise prices      outstanding contractual life(yr.)  exercise price  at 12/31/99  exercise price
    ---------------      ----------- --------------------- ---------------- ----------- ----------------
$ 2.28-$ 3.38...........     140             6.47               $ 3.06           20          $2.28
$ 5.28-$ 8.66...........     120             6.99                 6.75          --             --
$ 9.91-$ 9.91...........     180             8.62                 9.91          --             --
$15.50-$15.50...........      60             9.40                15.50          --             --
                             ---                                                ---
                             500             7.72               $ 7.91           20          $2.28
                             ===                                                ===

Employee Stock Purchase Plans

  In October 1993, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the "1993 ESPP") and reserved 2,000,000 shares for issuance. Under the plan, employees were granted the right to purchase shares of common stock at a price per share that was the lesser of: (i) 85% of the fair market value of the shares at the participant's entry date into the two-year offering period, or (ii) the fair market value at the end of each six-month segment within such offering period. The 1993 ESPP was terminated in February 1998. In August 1998, the stockholders adopted the 1998 Employee Stock Purchase Plan (the "1998 ESPP") to replace the 1993 ESPP and the reservation of 1,300,000 shares for issuance thereunder. Under the 1998 ESPP, employees are granted the right to purchase shares of common stock at a price per share that is the lesser of (i) 85% of the fair market value of the shares at the participant's entry date into the six month offering period, or (ii) 85% of the fair market value of the shares at the end of the six month offering period. During 1999, 1998 and 1997, approximately 345,000, 84,000 and 560,000 shares, respectively, were purchased under our Employee Stock Purchase Plans.

                        MERCURY INTERACTIVE CORPORATION

Pro Forma Disclosure

  The Company has adopted the disclosure provisions only of SFAS 123 and will continue to account for its stock option plans in accordance with the provisions of APB 25. Accordingly, no compensation cost has been recognized for the option plans or the ESPP.

  Pursuant to the requirements of SFAS 123, the following are pro forma net income (loss) and net income (loss) per share for 1999, 1998 and 1997, as if the compensation costs for the option plans and the ESPP had been determined based on the fair value at the grant date for grants in 1999, 1998 and 1997, consistent with the provisions of SFAS 123:

                                                           1999    1998  1997
                                                          ------- ------ -----
   Pro forma net income (loss) (in thousands)............ $13,895 $7,882 $(379)
   Pro forma net income (loss) per share (basic).........    0.18   0.11 (0.01)
   Pro forma net income (loss) per share (diluted).......    0.16   0.10 (0.01)

  The fair value of options and shares issued pursuant to the option plans and the ESPP at the grant date were estimated using the Black-Scholes model with the following weighted average assumptions:

                                             Option plans           ESPP
                                             ----------------  ----------------
                                             1999  1998  1997  1999  1998  1997
                                             ----  ----  ----  ----  ----  ----
Expected life (years)....................... 4.00  4.00  5.00  0.50  0.50  0.50
Risk-free interest rate..................... 5.01% 5.22% 6.10% 5.06% 4.90% 5.36%
Volatility..................................   83%   83%   86%   83%   83%   86%
Dividend yield.............................. None  None  None  None  None  None

  The weighted fair value per share of options granted under the 1989 Plan, the 1999 Plan and Supplemental Plan during the years ended December 31, 1999, 1998 and 1997 were $10.12, $4.13 and $2.12, respectively. The weighted fair value per share of options granted under the Directors' Plan during the years ended December 31, 1999, 1998 and 1997 were $9.84, $6.13, and $2.18, respectively.

NOTE 4--INCOME TAXES

  Income (loss) before income taxes consists of the following (in thousands):

                                                          Year ended December
                                                                  31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------- ------- ------
Domestic................................................ $ 9,357 $ 6,239 $ (284)
Foreign.................................................  32,656  18,737  8,943
                                                         ------- ------- ------
                                                         $42,013 $24,976 $8,659
                                                         ======= ======= ======

                        MERCURY INTERACTIVE CORPORATION

  The provision for income taxes comprises the following (in thousands):

                                                         Year ended December
                                                                 31,
                                                        ------------------------
                                                         1999     1998     1997
                                                        -------  -------  ------
   Current:............................................
     Federal........................................... $ 5,375  $ 5,322  $1,222
     State.............................................     931      350     355
     Foreign...........................................   5,365    1,619   1,080
                                                        -------  -------  ------
       Total Current...................................  11,671    7,291   2,657
                                                        -------  -------  ------
   Deferred:
     Federal...........................................  (2,681)  (1,756)    193
     State.............................................    (121)     (84)     77
     Foreign...........................................     --       --      --
                                                        -------  -------  ------
       Total Deferred..................................  (2,802)  (1,840)    270
                                                        -------  -------  ------
   Total tax expense................................... $ 8,869  $ 5,451  $2,927
                                                        =======  =======  ======

  Deferred tax assets consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Accruals and reserves...................................... $ 3,644  $ 1,821
   Net operating loss carryforwards...........................   1,856    1,336
   Other......................................................     998       19
                                                               -------  -------
                                                                 6,498    3,176
   Valuation allowance........................................  (1,856)  (1,336)
                                                               -------  -------
     Deferred tax assets, net................................. $ 4,642   $1,840
                                                               =======  =======

  The Company has provided a valuation allowance for the years ended December 31, 1999 and 1998 for net operating loss carryforwards in foreign jurisdictions, for which realization of future benefit is uncertain.

  Management believes it is more likely than not that future operations will generate sufficient taxable income to realize the December 31, 1999 deferred tax assets, net.

  The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

                                                         December 31,
                                                    -------------------------
                                                     1999     1998     1997
                                                    -------  -------  -------
   Provision at federal statutory rate............. $14,705  $ 8,492  $ 2,944
   State tax, net of federal tax benefit...........     527      350      549
   Foreign rate differentials from U.S. statutory
    rate...........................................  (8,234)  (5,288)  (2,739)
   Non-utilized net operating losses and credits...   3,625    2,826    2,722
   Tax-exempt interest.............................    (640)    (409)    (756)
   Other...........................................  (1,114)    (520)     207
                                                    -------  -------  -------
                                                    $ 8,869  $ 5,451  $ 2,927
                                                    =======  =======  =======

  Income taxes are not provided for the undistributed earnings of the Company's foreign subsidiaries because it is management's intention to reinvest such earnings in its foreign operations.

                        MERCURY INTERACTIVE CORPORATION

  The Company's Israeli facilities have been granted the status of an "Approved Enterprise" under the Israeli law for the Encouragement of Capital Investments, 1959, as amended. An Approved Enterprise is eligible for significant tax rate reductions for several years following the first year in which there is Israeli taxable income (after consideration of tax losses carried forward). The Company realized tax savings of approximately
$6.3 million, $5.2 million, and $4.2 million in 1999, 1998 and 1997, respectively, as a result of this tax holiday. Because the Israeli subsidiary currently has five overlapping Approved Enterprise plans, the tax holidays and rate reductions which the Company will be able to realize in future years are expected to extend until 2007.

  The Company had US federal net operating loss carryforwards of approximately $23.1 million as of December 31, 1999, expiring through the year 2019. The net operating losses are attributable to stock option compensation deductions. Accordingly, any tax benefit realized upon utilization of these net operating loss carryforwards will be accounted for as additions to Capital in Excess of Par Value. For the year ended December 31, 1999 the Company had California net operating loss carryforwards of approximately $4.4 million available to reduce future income subject to income taxes. If not utilized, the California net operating losses will expire through the year 2004.

  The 1999 tax provision was calculated without the benefit of Conduct's pre-acquisition losses because the realization of any future tax benefit is uncertain.

NOTE 5--COMMITMENTS AND CONTINGENCIES

Royalty Commitments

  Research and development expense is reported net of research grants received from the government of Israel, and includes royalty expense for obligations to the government of Israel for sales of products developed under government-funded research. No grants were obtained from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade ("the Chief Scientist") during 1999. Research grants received amounted to $1.6 million in 1998 and $2.1 million in 1997. The Company was not obligated to repay these grants; however, the Company agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. Royalty expense under these agreements amounted to approximately $2.7 million for each of the years ended December 31, 1999 and 1998, and $1.6 million for the year ended December 31, 1997. As of December 31, 1999, the Company had no outstanding royalty obligations. The Company has not applied for, nor does it anticipate applying for, any future Chief Scientist grants.

Lease commitments

  The Company leases facilities for sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire from 2000 through 2004. Certain of these leases contain renewal options. The Company leases certain equipment and vehicles under various leases with lease terms ranging from month-to-month up to one year. Future minimum payments under the facilities and equipment leases with non-cancelable terms in excess of one year are as follows as of December 31, 1999 (in thousands):

             2000.............................. $3,101
             2001..............................  2,397
             2002..............................  1,555
             2003..............................    569
             2004..............................    229
                                                ------
             Total............................. $7,851
                                                ======

                        MERCURY INTERACTIVE CORPORATION

  Total rent expense under operating leases amounted to $2.8 million, $2.0 million, and $1.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 6--RELATED PARTIES

  At December 31, 1999, the Company held seven notes receivable with balances totaling $5.1 million from its officers and key employees. These notes arose from transactions occurring on October 5, 1998 whereby the Company loaned its key employees money to purchase an aggregate of 886,428 shares of our common stock at the then fair market value. These notes, which bear interest at the rate of 5% per annum, mature on December 31, 2000. Interest on the notes is due quarterly, with the principal amount and final interest payment being payable in full no later than the maturity date. If the officer or key employee's employment is terminated prior to January 1, 2001, the unpaid portion of the note would become payable in full. These notes are collateralized by the shares purchased. The receivable is shown on the balance sheets as a reduction in equity.

NOTE 7--GEOGRAPHIC REPORTING

                                                      Year ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                           (in thousands)
   Net revenue to third parties:
     North America.................................. $123,900 $ 78,797 $ 49,354
     Europe.........................................   49,700   33,140   21,223
     Rest of the World..............................   14,100    9,063    6,123
                                                     -------- -------- --------
       Consolidated................................. $187,700 $121,000 $ 76,700
                                                     ======== ======== ========
   Identifiable assets:
     North America.................................. $200,854 $161,751 $111,561
     Europe.........................................   25,389   14,388   11,656
     Rest of the World..............................   70,975   28,547   20,446
                                                     -------- -------- --------
       Consolidated................................. $297,218 $204,686 $143,663
                                                     ======== ======== ========

  The subsidiary located in the United Kingdom accounted for 12% and 11% of the consolidated net revenue to unaffiliated customers for the years ended December 31, 1999 and 1998, respectively. Operations located in Israel accounted 23% and 19% of the consolidated identifiable assets at December 31, 1999 and 1998, respectively. In 1997, no subsidiary represented 10 percent or more of the related consolidated amounts.

NOTE 8--ACQUISITIONS

  On September 30, 1997, the Company acquired technologies from Dixon Software Technology, an unrelated company, for $4.5 million and related acquisition costs of $1.0 million. As a result of this purchase, in the third quarter of 1997, the Company recorded a one-time charge for write off of in-process research and development and related expenses of $5.5 million.

  On November 30, 1999, the Company acquired Conduct Ltd. Under terms of the agreement, approximately 408,000 shares of the Company's common stock were issued in exchange for all issued and outstanding convertible preferred and common shares of Conduct, and assumption of all outstanding Conduct stock options, warrants and other securities. The transaction was accounted for as a pooling of interests in the year ended December 31, 1999; therefore, all prior periods presented have been restated to include Conduct in operations since its inception.

                        MERCURY INTERACTIVE CORPORATION

  Since its inception, Conduct Ltd. has not recorded any revenues. The net income for the separate companies and the combined amounts presented in the consolidated financial statements follow (in thousands).

                                                         Year ended December
                                                                 31,
                                                        -----------------------
                                                         1999    1998     1997
                                                        ------- -------  ------
                                                            (in thousands)
Net Income (loss):
  Mercury Interactive Corporation...................... $33,144 $21,805  $6,707
  Conduct Ltd..........................................     --   (2,280)   (975)
                                                        ------- -------  ------
                                                        $33,144 $19,525  $5,732
                                                        ======= =======  ======

NOTE 9--SUBSEQUENT EVENTS

  In January 2000, the Company declared a two-for-one stock split in the form of a stock dividend. One additional share of common stock has been issued for each share of common stock held by shareholders of record as of January 28, 2000. New shares were distributed on February 11, 2000. All per share data contained herein have been restated to reflect the increased number of shares outstanding.

                       UNAUDITED QUARTERLY FINANCIAL DATA

                                                     Quarter ended
                          -------------------------------------------------------------------
                           Dec.    Sept.   June              Dec.    Sept.   June
                            31,     30,     30,   March 31,   31,     30,     30,   March 31,
                           1999    1999    1999     1999     1998    1998    1998     1998
                          ------- ------- ------- --------- ------- ------- ------- ---------
                                       (in thousands, except per share amounts)
Revenue:
  License...............  $43,500 $33,500 $29,300  $24,600  $28,200 $21,550 $19,100  $15,600
  Service...............   16,600  14,000  13,200   13,000   12,800   9,050   8,100    6,600
                          ------- ------- -------  -------  ------- ------- -------  -------
    Total revenue.......   60,100  47,500  42,500   37,600   41,000  30,600  27,200   22,200
                          ------- ------- -------  -------  ------- ------- -------  -------
Cost of revenue:
  License...............    2,190   2,040   1,870    1,636    1,867   1,545   1,550    1,329
  Service...............    5,181   4,948   4,441    4,072    3,864   2,959   2,600    2,334
                          ------- ------- -------  -------  ------- ------- -------  -------
    Total cost of
     revenue............    7,371   6,988   6,311    5,708    5,731   4,504   4,150    3,663
                          ------- ------- -------  -------  ------- ------- -------  -------
Gross profit............   52,729  40,512  36,189   31,892   35,269  26,096  23,050   18,537
                          ------- ------- -------  -------  ------- ------- -------  -------
Operating expenses:
Research and
 development, net.......    5,828   6,554   5,866    5,236    5,274   4,463   3,907    3,263
Marketing and selling...   27,123  21,975  20,380   19,131   18,085  14,338  13,753   11,067
General and
 administrative.........    3,033   3,082   2,797    2,330    2,440   2,116   1,963    1,947
Merger related
 expenses...............    2,000     --      --       --       --      --      --       --
                          ------- ------- -------  -------  ------- ------- -------  -------
    Total operating
     expenses...........   37,984  31,611  29,043   26,697   25,799  20,917  19,623   16,277
                          ------- ------- -------  -------  ------- ------- -------  -------
Income from operations..   14,745   8,901   7,146    5,195    9,470   5,179   3,427    2,260
Other income, net.......    1,925   1,542   1,406    1,153    1,610   1,227     947      856
                          ------- ------- -------  -------  ------- ------- -------  -------
Income before provision
 for income taxes.......   16,670  10,443   8,552    6,348   11,080   6,406   4,374    3,116
Provision for income
 taxes..................    3,334   2,297   1,840    1,398    2,332   1,405   1,008      706
                          ------- ------- -------  -------  ------- ------- -------  -------
Net income..............  $13,336 $ 8,146 $ 6,712  $ 4,950  $ 8,748 $ 5,001 $ 3,366  $ 2,410
                          ======= ======= =======  =======  ======= ======= =======  =======
Net income per share
 (basic)................  $  0.17 $  0.11 $  0.09  $  0.07  $  0.12 $  0.07 $  0.05  $  0.04
                          ======= ======= =======  =======  ======= ======= =======  =======
Net income per share
 (diluted)..............  $  0.15 $  0.09 $  0.08  $  0.06  $  0.11 $  0.06 $  0.04  $  0.03
                          ======= ======= =======  =======  ======= ======= =======  =======
Weighted average common
 shares (basic).........   77,824  76,796  75,394   74,434   73,352  70,692  69,880   68,708
                          ======= ======= =======  =======  ======= ======= =======  =======
Weighted average common
 shares (diluted).......   87,974  85,920  83,804   83,310   80,584  79,008  78,380   77,604
                          ======= ======= =======  =======  ======= ======= =======  =======

                                                                     SCHEDULE II

                        MERCURY INTERACTIVE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                  For the Three Years Ended December 31, 1999
                                 (In thousands)

                                             Additions
                                  Balance at Charged to Deductions  Balance at
                                  Beginning  Costs and   Bad Debts    End of
           Description            of Period   Expenses  Charged Off   Period
           -----------            ---------- ---------- ----------- ----------
Reserve for sales returns and
 doubtful accounts receivable:
  December 31, 1999..............   $3,623     $4,485     $2,575      $5,533
  December 31, 1998..............   $1,878     $2,943     $1,198      $3,623
  December 31, 1997..............   $1,136     $1,927     $1,185      $1,878