Form 10-Q
period 2000-03-31
MERCURY INTERACTIVE CORPORATION
filed 2000-05-15
CIK 867058

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


       (Mark One)
       x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

The number of shares of Registrant's Common Stock outstanding as of April 30, 2000 was 79,542,879.

                        MERCURY INTERACTIVE CORPORATION

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets -
             March 31, 2000 and December 31, 1999                            3

           Condensed Consolidated Statements of Operations -
             Three months ended March 31, 2000 and 1999                      4

           Condensed Consolidated Statements of Cash Flows -
             Three months ended March 31, 2000 and 1999                      5

           Notes to Condensed Consolidated Financial Statements              6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       17


PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                        17

Item 4.    Exhibits and Reports on Form 8-K                                 17

SIGNATURE                                                                   18

INDEX TO EXHIBITS                                                           19

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements


                        MERCURY INTERACTIVE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                    March 31,       December31,
                                                      2000             1999
                                                   (unaudited)       (audited)
                                                   -----------      -----------
ASSETS
Current assets:
     Cash and cash equivalents                       $ 118,022       $113,346
     Short-term investments                             66,353         57,981
     Trade accounts receivable, net                     38,008         40,399
     Other receivables                                   5,182          6,325
     Prepaid expenses and other assets                  17,116         16,702
                                                     ---------       --------
         Total current assets                          244,681        234,753

Long-term investments                                   36,490         15,555
Property and equipment, net                             49,484         46,910
                                                     ---------       --------
                                                     $ 330,655       $297,218
                                                     =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $   8,336       $  8,469
     Accrued liabilities                                30,882         33,433
     Income taxes payable                               22,060         19,945
     Deferred revenue                                   51,003         35,840
                                                     ---------       --------
         Total current liabilities                     112,281         97,687
                                                     ---------       --------
Stockholders' equity:
     Common stock                                          159            156
     Capital in excess of par value                    163,863        148,826
     Notes receivable from issuance of stock           (11,018)        (5,090)
     Accumulated other comprehensive loss               (1,302)        (1,242)
     Retained earnings                                  66,672         56,881
                                                     ---------       --------
         Total stockholders' equity                    218,374        199,531
                                                     ---------       --------
                                                     $ 330,655       $297,218
                                                     =========       ========

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)



                                                       Three months ended
                                                            March 31,
                                                    -------------------------
                                                       2000           1999
                                                    ----------     ----------
Revenue:
     License                                        $   42,000     $   24,600
     Service                                            18,400         13,000
                                                    ----------     ----------
         Total revenue                                  60,400         37,600
                                                    ----------     ----------
Cost of revenue:
     License                                             2,195          1,636
     Service                                             6,179          4,072
                                                    ----------     ----------
         Total cost of revenue                           8,374          5,708
                                                    ----------     ----------

Gross profit                                            52,026         31,892
                                                    ----------     ----------
Operating expenses:
     Research and development, net                       7,100          5,236
     Marketing and selling                              32,058         19,131
     General and administrative                          3,237          2,330
                                                    ----------     ----------
         Total operating expenses                       42,395         26,697
                                                    ----------     ----------

Income from operations                                   9,631          5,195
Other income, net                                        2,608          1,153
                                                    ----------     ----------
Income before provision for income taxes                12,239          6,348
Provision for income taxes                               2,448          1,398
                                                    ----------     ----------
Net income                                          $    9,791     $    4,950
                                                    ==========     ==========
Net income per share (basic)                        $     0.12     $     0.07
                                                    ==========     ==========
Net income per share (diluted)                      $     0.11     $     0.06
                                                    ==========     ==========

Weighted average common shares (basic)                  78,943         74,434
                                                    ==========     ==========
Weighted average common shares
     and equivalents (diluted)                          91,208         83,310
                                                    ==========     ==========

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                  Three months ended
                                                                      March 31,
                                                             ----------------------------
                                                                2000               1999
                                                             ---------           --------
Cash flows from operating activities:
     Net income                                              $   9,791           $  4,950
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                               1,607              1,427
     Changes in assets and liabilities:
        Trade accounts receivable, net                           2,391              4,446
        Other receivables                                        1,143                985
        Prepaid expenses and other assets                         (414)             1,225
        Accounts payable                                          (133)              (638)
        Accrued liabilities                                     (2,551)            (1,795)
        Income taxes payable                                     2,115               (832)
        Deferred revenue                                        15,163              1,701
                                                             ---------           --------
          Net cash provided by operating activities             29,112             11,469
                                                             ---------           --------

Cash flows from investing activities:
   Purchases of investments, net                               (29,307)           (15,752)
   Acquisition of property and equipment, net                   (4,181)            (3,020)
                                                             ---------           --------
          Net cash used in investing activities                (33,488)           (18,772)
                                                             ---------           --------

Cash flows from financing activities:
   Issuance of common stock, net of related notes
    receivable                                                   9,112              5,306
                                                             ---------           --------
          Net cash provided by financing activities              9,112              5,306
                                                             ---------           --------

Effect of exchange rate changes on cash                            (60)              (250)
                                                             ---------           --------
Net increase (decrease) in cash and cash equivalents             4,676             (2,247)
Cash and cash equivalents at beginning of period               113,346             96,836
                                                             ---------           --------
Cash and cash equivalents at end of period                   $ 118,022           $ 94,589
                                                             =========           ========

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, included in the 1999 Form 10-K. The condensed consolidated statements of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the entire fiscal year ended December 31, 2000.

2. The effective tax rate for the three months ended March 31, 2000 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel.

3. Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average common shares outstanding and all dilutive potential common shares outstanding. For the three months ended March 31, 2000 and 1999, dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans. The following table summarizes the Company's earnings per share computations for the three months ended March 31, 1999 and 2000 (in thousands, except per share amounts):

                                                                              Net        Average     Earnings
                                                                            income       shares      per share
                                                                           ---------    ---------    ---------
        March 31, 1999:
                  Basic earnings per share.............................    $   4,950       74,434    $  0.07
                  Dilutive adjustments.................................            -        8,876
                                                                           ---------    ---------
                  Diluted earnings per share...........................    $   4,950       83,310    $  0.06
                                                                           =========    =========

         March 31, 2000:
                  Basic earnings per share............................     $   9,791       78,943    $  0.12
                  Dilutive adjustments................................             -       12,265
                                                                           ---------    ---------
                  Diluted earnings per share..........................     $   9,791       91,208    $  0.11
                                                                           =========    =========

         At March 31, 2000 and 1999, there were no options considered anti-dilutive.

4. The Company reports components of comprehensive income in its annual consolidated statements of shareholders' equity. Comprehensive income consists of net income and foreign currency translation adjustments. The Company's total comprehensive income was as follows:

                                                  Three months ended
                                                       March 31,
                                                 ----------------------
                                                   2000         1999
                                                 ---------    ---------
             Net income                          $   9,791    $   4,950
             Other comprehensive loss                  (60)        (250)
                                                 ---------    ---------
             Comprehensive income                $   9,731    $   4,700
                                                 =========    =========

5. The Company has three reportable operating segments including the Americas, Europe, and the Rest of the World, which includes Israel. These segments are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing, and sale of automated software testing tools and integrated performance management solutions. The Company evaluates operating segment performance based primarily on net revenues and certain operating expenses. The Company's products are marketed internationally through the Company's subsidiaries and through referral partners, system integrators, distributors and value-added resellers. Financial information for the Company's operating segments is summarized below for the three months ended March 31, 2000 and 1999:

                                                          Three months ended
                                                              March 31,
                                                       -------------------------
                                                          2000          1999
                                                       ----------    -----------
         Net revenue to third parties:
              Americas..............................   $  41,200     $   24,400
              Europe................................      13,900         10,400
              Rest of the World.....................       5,300          2,800
                                                       ----------    -----------
                   Consolidated.....................   $  60,400     $   37,600
                                                       ==========    ===========


                                                       March  31,   December 31,
                                                          2000          1999
                                                       ----------    -----------
         Identifiable assets:
              Americas..............................   $ 217,243     $  200,854
              Europe................................      24,416         25,389
              Rest of the World.....................      88,996         70,975
                                                       ----------    -----------
                   Consolidated.....................   $ 330,655     $  297,218
                                                       ==========    ===========

         The subsidiary located in the United Kingdom accounted for 7% and 12% of the consolidated net revenue to unaffiliated customers for the three months ended March 31, 2000 and March 31, 1999, respectively. Operations located in Israel accounted for 25% and 22% of the consolidated identifiable assets at March 31, 2000 and December 31, 1999, respectively. No other subsidiary represented 10% or more of the related consolidated amounts for the periods presented.

6. The Company has issued notes receivable totaling $11.0 million, net of repayments, to its officers and key employees in connection with the purchase of common stock. The notes bear interest at a market rate and are secured by the shares purchased. The notes and related interest are due in varying installments through January of 2004.

7. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers for one year the application of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS 133 and SFAS 137 is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

8. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 has not had and is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

9. In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the application of Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" regarding (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "plans," "will," "may" and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in "Risk Factors." Our business may have changed since the date hereof, and we undertake no obligation to update the forward-looking statements in this Quarterly Report on Form 10-Q.

Results of Operations

         Revenue

         License revenue increased 71% to $42.0 million for the three months ended March 31, 2000 from $24.6 million for the three months ended March 31, 1999. Our growth in license revenue is attributable primarily to growth in license fees from LoadRunner and TestDirector products, and initial revenues from our new application performance management products.

         Service revenue increased 42% to $18.4 million for the three months ended March 31, 2000 from $13.0 million for the three months ended March 31, 1999. The increase in our service revenue was primarily due to the renewal of maintenance contracts. We expect that service revenue will continue to increase in absolute dollars as long as our customer base continues to grow.

         Cost of revenue

         License cost of revenue, as a percentage of license revenue, decreased to 5% for the three months ended March 31, 2000 from 7% for the three months ended March 31, 1999. License cost of revenue includes cost of production personnel and product packaging. The decreased license cost of revenue as a percentage of license revenue for the three months ended March 31, 2000 was primarily due to faster growth in revenue than costs. License cost of revenue is primarily related to headcount and is relatively fixed on a short-term basis.

         Service cost of revenue, as a percentage of service revenue, was 34% for the three months ended March 31, 2000 compared to 31% for the three months ended March 31, 1999. Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting, and costs of investments in our hosted e-service business infrastructure. Service cost of revenue as a percentage of service revenue may vary based on the degree of outsourcing of training and consulting and the profitability of individual consulting engagements. Investments in hosted e-service business infrastructure may cause service cost of revenue, as a percentage of service revenue, to increase or remain flat throughout fiscal 2000 and early fiscal 2001.

         Research and development, net

         For the three months ended March 31, 2000, research and development, net was $7.1 million, or 12% of total revenue, compared to $5.2 million, or 14% of total revenue for the three months ended March 31, 1999. The increase in absolute dollars in the three months ended March 31, 2000 reflected an increase in spending due to growth in research and development headcount.

         Research and development expense in 1999 includes royalty expense for obligations to the government of Israel for sales of products developed under government-funded research grants. We are not obligated to repay any such grants; however, we have agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. We did not have royalty expense under these agreements in the three months ended March 31, 2000. Royalty expense amounted to approximately $771,000 for the three months ended March 31, 1999. As of March 31, 2000, we had no outstanding royalty obligations. We have not applied for, nor do we anticipate applying for, any additional grants from the government of Israel.

         Marketing and selling

         Marketing and selling expenses were $32.1 million, or 53% of total revenue for the three months ended March 31, 2000, compared to $19.1 million, or 51% of total revenue for the three months ended March 31, 1999. The absolute dollar increase in marketing and selling expenses was primarily due to increased commission expense attributable to the higher revenue level, an increase in personnel-related costs reflecting the growth in sales and marketing headcount, and increased spending on marketing programs. We expect marketing and selling expenses to increase in absolute dollars as total revenue increases, but these expenses may vary as a percentage of revenue.

         General and administrative

         General and administrative expenses were $3.2 million, or 5% of total revenue for the three months ended March 31, 2000, compared to $2.3 million or 6% of total revenue for the three months ended March 31, 1999. The increase in absolute dollar spending reflected increased staffing and related spending necessary to manage and support our growth.

         Other income, net

         Other income, net consists primarily of interest income and foreign exchange gains and losses. The increase in other income, net to $2.6 million for the three months ended March 31, 2000, from $1.2 million for the three months ended March 31, 1999, reflected increased interest income on higher average cash and investment balances and higher interest rates for the three months ended March 31, 2000.

         Provision for income taxes

         We have structured our operations in a manner designed to maximize income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions which we will be able to realize under programs currently in effect expire at various dates through 2007. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. See "--Risk Factors--We are subject to the risk of increased taxes."

         Net income

         We reported net income of $9.8 million for the three months ended March 31, 2000, compared to net income of $5.0 million for the three months ended March 31, 1999.


Liquidity and Capital Resources

         At March 31, 2000, our short-term and long-term investments consisted of investments in high-quality financial, government and corporate securities. Cash, cash equivalents and investments increased to $220.9 million at March 31, 2000, from $186.9 million at December 31, 1999. During the three months ended March 31, 2000, we generated approximately $29.1 million from operations due primarily to profits from operations and an increase in deferred revenue.

         Our primary investing activities were net purchases of investments for the three months ended March 31, 2000 of $29.3 million compared to $15.8 million for the three months ended March 31,1999. We also purchased property and equipment in the amount of $4.2 million during the three months ended March 31, 2000. This included $1.2 million for construction of an existing as well as a second research and development facility in Israel. We expect to spend an additional

$12.0 to $13.0 million to complete the construction of the second Israel facility. We also plan to spend $3.5 million to complete the renovation of our second headquarters building in Sunnyvale, California.

         Our primary financing activity consisted of issuances of common stock under our employee stock option and stock purchase plans. During the three months ended March 31, 2000, we received $9.1 million from the issuance of common stock, net of notes receivable issued and collected from issuance of common stock.

         Assuming there is no significant change in our business, we believe that our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months. We also expect to satisfy our financing requirements through the incurrence of debt from time to time. As of March 31, 2000, we did not have any debt outstanding. We currently plan to issue up to $500,000,000 in principal amount of convertible subordinated notes. If we complete this transaction, our leverage will increase significantly. We may not succeed in completing this transaction.


Risk Factors

         In addition to the other information included in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating us and our business.

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

         We expect our quarterly revenues and operating results to fluctuate, which may cause the price of our stock and any outstanding notes to decline. Our revenues and operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

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

         We have experienced seasonality in our revenues and earnings, with the fourth quarter of the year typically having the highest revenue and earnings for the year and higher revenue and earnings than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers and from the structure of our sales commission program. We believe this seasonality may or may not continue in the future.

         Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. If our operating results are below the expectations of investors or securities analysts, the price of our common stock, and therefore any outstanding notes, could decline.

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

         In the market for solutions for testing of applications, our principal competitors include Compuware, Radview, Rational Software, RSW (a division of Teradyne) and Segue Software. In the new and rapidly changing market for application performance management solutions, our competitors include providers of hosted services such as Keynote Systems and Service Metrics (a division of Exodus Communications), and emerging application service providers ("ASPs") such as Freshwater Software. In addition, we face potential competition in this market from existing providers of testing solutions such as Segue. Finally, in both the market for testing solutions and the market for application performance management solutions, we face potential competition from established providers of systems and network management software such as BMC Software and Computer Associates.

         The software industry is increasingly experiencing consolidation, and this could increase the resources available to our competitors and the scope of their product offerings. Our competitors and potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies or make more attractive offers to distribution partners and to employees.

         If we fail to maintain our existing distribution channels and develop additional channels in the future, our revenues will decline. We derive a substantial portion of our revenues from sales of our products through distribution channels such as system integrators and value-added resellers. We expect that sales of our products through these channels will continue to account for a substantial portion of our revenues for the foreseeable future. We have also entered into private labeling arrangements with ASPs and an enterprise software company who incorporate our products and services into their offerings. We may not experience increased revenues from these new channels, which could harm our business.

         The loss of one or more of our system integrators, value-added resellers or ASPs, or any reduction or delay in their sales of our products and services could result in reductions in our revenue in future periods. In addition, our ability to increase our revenue in the future depends on our ability to expand our indirect distribution channels.
Our dependence on indirect distribution channels presents a number of risks, including:

     . many of our system integrators, value-added resellers and partner ASPs can cease marketing our products and services with limited or no notice and with little or no penalty;

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

         In March 1999, we entered into an agreement with Tivoli Systems, a subsidiary of IBM, for the joint development and marketing of a family of products for enterprise application performance management, incorporating elements of our technology, which would be marketed and sold only by Tivoli. Under this agreement, we agreed that until October 2002, we would not license this technology to any other party for purposes of developing a product similar to any developed under this agreement. In addition, we agreed that until October 2002, we would not enter into technology relationships to create similar products with specified competitors of Tivoli as long as Tivoli continues to agree to pay annual minimum royalties. These restrictions may limit our ability to enter into new private labelling relationships. In addition, Tivoli may not succeed in developing and selling these new products.

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

         We depend on our international operations for a substantial portion of our revenues. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, sales to customers outside the United States were approximately 32% and 35% for the three months ended March 31, 2000 and 1999, respectively. In addition, we have substantial research and development operations in Israel. We face risks associated with our international operations, including:

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

     . difficulties integrating the acquired operations, technologies or products with ours ;

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

         The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended April 28, 2000, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $132.13 to a low of $12.94. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

         If we fail to adequately protect our proprietary rights and intellectual property, we may lose a valuable asset, experience reduced revenues and incur costly litigation to protect our rights. We rely on a combination of patents, copyrights, trademarks, service marks and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our products and proprietary information will increase.

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

         Third parties could assert that our products and services infringe their intellectual property rights, which could expose us to litigation that, with or without merit, could be costly to defend. We may from time to time be subject to claims of infringement of other parties' proprietary rights. We could incur substantial costs in defending ourselves and our customers against these claims. Parties making these claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products in the United States and internationally and could result in an award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain licenses from third parties, develop alternative technology or to alter our products or processes or cease activities that infringe the intellectual property rights of third parties. If we are required to obtain licenses, we cannot be sure that we will be able to do so at a commercially reasonable cost, or at all. Defense of any lawsuit or failure to obtain required licenses could delay shipment of our products and increase our costs. In addition, any such lawsuit could result in our incurring significant costs or the diversion of the attention of our management.

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

         In selling our products, we frequently rely on "shrink wrap" or "click wrap" licenses that are not signed by licensees. Under the laws of various jurisdictions, the provisions in these licenses limiting our exposure to potential product liability claims may be unenforceable. We currently carry errors and omissions insurance against such claims, however, we cannot provide assurance that this insurance will continue to be available on commercially reasonable terms, or at all, or that this insurance will provide us with adequate protection against product liability and other claims. In the event of a products liability claim, we may be found liable and required to pay damages which would seriously harm our business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Interest rate risk. Our exposure to market rate risk for changes in interest rates is limited to our investment portfolio. Derivative financial instruments are not a part of our investment policy. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as "held to maturity." This classification does not expose the consolidated statements of income or balance sheet to fluctuation in interest rates. At March 31, 2000, $118.0 million, or 53%, of our cash, cash equivalents and investment portfolio carried a maturity of less than 90 days, and $184.4 million, or 83%, carried a maturity of less than one year. All investments mature, by policy, in less than two years. The effect of a 10% rate decline would not be material on the portfolio.

         Foreign currency risk. A portion of our business is conducted in currencies other than the U.S. Dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenues.

         We have entered into forward foreign exchange contracts to hedge amounts denominated in foreign currencies, due from certain subsidiaries, mainly Europe and the Pacific Rim, against fluctuations in exchange rates. We have not entered into forward foreign exchange contracts for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. The criteria we use for designating a contract as a hedge considers the contract's effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. The effect of an immediate 10% change in exchange rates would not have a material impact on our operating results or cash flows.

PART II. OTHER INFORMATION
--------------------------

Item 2.  Changes in Securities and Use of Proceeds

(c)      Recent Sales Of Unregistered Securities.

         1. On November 30, 1999 and in connection with the acquisition of all of the outstanding capital stock of Conduct Ltd., Mercury issued 387,892 shares of common stock to the former shareholders of Conduct Ltd.

         The foregoing transaction was made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

Item 4.  Exhibits and Reports on Form 8-K

(a)      27.1  -  Financial Data Schedule.

(b)      Reports on Form 8-K

         On January 19, 2000, we filed a Current Report on Form 8-K relating to the acquisition of Conduct Ltd., which was closed on November 30, 1999.

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MERCURY INTERACTIVE CORPORATION
                                           (Registrant)

Dated: May 15, 2000              By:           /s/ Sharlene Abrams
                                     -------------------------------------------
                                             Sharlene Abrams,
                                     Chief Financial Officer, Vice President of
                                           Finance and Administration

INDEX TO EXHIBITS
-----------------


   Exhibit                                                  Sequentially
     No.                       Description                  Numbered Page
   -------                     -----------                  -------------

    27.1                 Financial Data Schedule                 20