Form 10-Q
period 2000-06-30
MERCURY INTERACTIVE CORPORATION
filed 2000-08-14
CIK 867058

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


     (Mark One)
        x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

The number of shares of Registrant's Common Stock outstanding as of July 31, 2000 was 79,870,556.

                        MERCURY INTERACTIVE CORPORATION

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

            Condensed Consolidated Balance Sheets -
                June 30, 2000 and December 31, 1999                         3

            Condensed Consolidated Statements of Operations -
                Three and six months ended June 30, 2000 and 1999           4

            Condensed Consolidated Statements of Cash Flows -
                Six months ended June 30, 2000 and 1999                     5

            Notes to Condensed Consolidated Financial Statements            6

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      17


PART II.  OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                       18

Item 4.     Submission of Matters to a Vote of Stockholders                 18

Item 5.     Other Information                                               19

Item 6.     Exhibits and Reports on Form 8-K                                19

SIGNATURE                                                                   21

INDEX TO EXHIBITS                                                           22

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

                        MERCURY INTERACTIVE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   June 30,        December 31,
                                                    2000              1999
                                                 (unaudited)        (audited)
                                                 -----------        ---------
ASSETS
Current assets:
  Cash and cash equivalents                        $155,737            $113,346
  Short-term investments                             43,170              57,981
  Trade accounts receivable, net                     41,882              40,399
  Other receivables                                   6,495               6,325
  Prepaid expenses and other assets                  19,302              16,702
                                                   --------            --------
     Total current assets                          $266,586             234,753

Long-term investments                                46,903              15,555
Property and equipment, net                          54,302              46,910
                                                    --------            --------
                                                   $367,791            $297,218
                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $  9,577            $  8,469
  Accrued liabilities                                38,934              33,433
  Income taxes payable                               24,943              19,945
  Deferred revenue                                   60,117              35,840
                                                   --------            --------
     Total current liabilities                      133,571              97,687
                                                   --------            --------

Stockholders' equity:
  Common stock                                          160                 156
  Capital in excess of par value                    162,729             148,826
  Notes receivable from issuance of stock            (6,408)             (5,090)
  Accumulated other comprehensive loss               (1,360)             (1,242)
  Retained earnings                                  79,099              56,881
                                                   --------            --------
     Total stockholders' equity                     234,220             199,531
                                                   --------            --------
                                                   $367,791            $297,218
                                                   ========            ========


     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                          Three months ended          Six months ended
                                                               June 30,                   June 30,
                                                       ----------------------    -----------------------
                                                          2000         1999          2000         1999
                                                       ---------    ---------    ----------    ---------
Revenue:
  License                                             $   48,500   $   29,300   $    90,500   $   53,900
  Service                                                 21,100       13,200        39,500       26,200
                                                       ---------    ---------     ---------    ---------
     Total revenue                                        69,600       42,500       130,000       80,100
                                                       ---------    ---------     ---------    ---------
Cost of revenue:
  License                                                  3,730        1,870         6,636        3,506
  Service                                                  6,590        4,441        12,058        8,513
                                                       ---------    ---------     ---------    ---------
     Total cost of revenue                                10,320        6,311        18,694       12,019
                                                       ---------    ---------     ---------    ---------

Gross profit                                              59,280       36,189       111,306       68,081
                                                       ---------    ---------    ----------    ---------

Operating expenses:
  Research and development                                 8,460        5,866        15,560       11,102
  Marketing and selling                                   34,674       20,380        66,732       39,511
  General and administrative                               3,840        2,797         7,077        5,127
                                                       ---------    ---------     ---------    ---------
     Total operating expenses                             46,974       29,043        89,369       55,740
                                                       ---------    ---------     ---------    ---------

Income from operations                                    12,306        7,146        21,937       12,341
Other income, net                                          3,228        1,406         5,836        2,559
                                                       ---------    ---------    ----------    ---------
Income before provision for income taxes                  15,534        8,552        27,773       14,900
Provision for income taxes                                 3,107        1,840         5,555        3,238
                                                      ----------    ---------     ---------     --------
Net income                                            $   12,427   $    6,712   $    22,218   $   11,662
                                                     ===========   ==========   ===========   ==========
Net income per share (basic)                          $     0.16   $     0.09   $      0.28   $     0.16
                                                     ===========   ==========   ===========   ==========
Net income per share (diluted)                        $     0.14   $     0.08   $      0.24   $     0.14
                                                       =========    =========    ==========    =========

Weighted average common shares (basic)                    79,507       75,394        79,225       74,914
                                                       =========    =========    ==========    =========
Weighted average common shares
  and equivalents (diluted)                               91,282       83,804        91,245       83,557
                                                       =========    =========    ==========    =========

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                              Six months ended
                                                                                                  June 30,
                                                                                  -------------------------------------
                                                                                      2000                     1999
                                                                                  ------------             ------------
Cash flows from operating activities:
  Net income                                                                         $  22,218                $  11,662
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         3,863                    2,755
   Changes in assets and liabilities:
     Trade accounts receivable, net                                                     (1,483)                   3,074
     Other receivables                                                                    (170)                     393
     Prepaid expenses and other assets                                                  (2,600)                    (272)
     Accounts payable                                                                    1,108                      124
     Accrued liabilities                                                                 5,501                    4,186
     Income taxes payable                                                                4,998                      882
     Deferred revenue                                                                   24,277                    5,407
                                                                                     ---------                ---------
      Net cash provided by operating activities                                         57,712                   28,211
                                                                                     ---------                ---------

Cash flows from investing activities:
 Purchases of investments, net                                                         (16,537)                 (26,520)
 Acquisition of property and equipment, net                                            (11,255)                  (5,858)
                                                                                     ---------                ---------
      Net cash used in investing activities                                            (27,792)                 (32,378)
                                                                                     ---------                ---------

Cash flows from financing activities:
 Issuance of common stock, net of related notes receivable                              12,589                    8,088
                                                                                     ---------                ---------
      Net cash provided by financing activities                                         12,589                    8,088
                                                                                     ---------                ---------

Effect of exchange rate changes on cash                                                   (118)                    (285)
                                                                                     ---------                ---------
Net increase in cash and cash equivalents                                               42,391                    3,636
Cash and cash equivalents at beginning of period                                       113,346                   96,836
                                                                                     ---------                ---------
Cash and cash equivalents at end of period                                           $ 155,737                $ 100,472
                                                                                     =========                =========


     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, included in the 1999 Form 10-K. The condensed consolidated statements of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire fiscal year ended December 31, 2000. Certain prior quarter amounts have been reclassified to conform with the current quarter presentation.

2. The effective tax rate for the three and six months ended June 30, 2000 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel.

3. Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which is the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. For the three and six months ended June 30, 2000 and 1999, dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans. The following table summarizes the Company's earnings per share computations for the quarters ended June 30, 1999 and 2000 (in thousands, except per share amounts):

                                            Net     Average   Earnings
                                          income    shares    per share
                                          -------   -------   ---------
     June 30, 1999:
          Basic earnings per share.....   $ 6,712    75,394       $0.09
          Dilutive adjustments.........         -     8,410
                                          -------    ------
          Diluted earnings per share...   $ 6,712    83,804       $0.08
                                          =======    ======

     June 30, 2000:
          Basic earnings per share.....   $12,427    79,507       $0.16
          Dilutive adjustments.........         -    11,775
                                          -------    ------
          Diluted earnings per share...   $12,427    91,282       $0.14
                                          =======    ======

     At June 30, 2000 there were 123,500 options considered anti-dilutive. At June 30, 1999 there were no options considered anti-dilutive.

4. The Company reports components of comprehensive income in its annual consolidated statements of stockholders' equity. Comprehensive income consists of net income and foreign currency translation adjustments. The Company's total comprehensive income was as follows:

                                                              Three months ended                   Six months ended
                                                                   June  30,                           June  30,
                                                      -------------------------------     -------------------------------
                                                           2000             1999              2000              1999
                                                      -------------     -------------     -------------     -------------
                                                       (unaudited)       (unaudited)       (unaudited)       (unaudited)
Net income                                            $      12,427     $       6,712     $      22,218    $       11,662
Other comprehensive loss                                        (58)              (34)             (118)             (285)
                                                      -------------     -------------     -------------     -------------
Comprehensive income                                  $      12,369     $       6,678     $      22,100    $       11,377
                                                      =============     =============     =============     =============

5. The Company has three reportable operating segments including the Americas, Europe, and the Rest of the World, which includes Israel. These segments are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated performance management solutions. The Company evaluates operating segment performance based primarily on net revenues and certain operating expenses. The Company's products are marketed and sold internationally through the Company's subsidiaries and through indirect distribution channels such as system integrators, distributors and value-added resellers. Financial information for the Company's operating segments is summarized below for the three and six months ended June 30, 2000 and 1999:

                                                             Three months ended                   Six months ended
                                                                  June 30,                            June 30,
                                                       -------------------------------     -------------------------------
                                                           2000              1999              2000              1999
                                                       -------------     -------------     -------------     -------------
                                                        (unaudited)       (unaudited)       (unaudited)       (unaudited)
Net revenue to third parties:
  Americas.........................................    $      47,300     $      28,800     $      88,500     $      53,200
  Europe...........................................           17,000            10,700            30,900            21,100
  Rest of the World................................            5,300             3,000            10,600             5,800
                                                       -------------     -------------     -------------     -------------
     Consolidated..................................    $      69,600     $      42,500     $     130,000     $      80,100
                                                       =============     =============     =============     =============


                                                                                           June 30,         December 31,
                                                                                             2000               1999
                                                                                        -------------       ----------------
                                                                                          (unaudited)          (audited)
Identifiable assets:
  Americas........................................................................     $       238,780          $     200,854
  Europe                                                                                        22,035                 25,389
  Rest of the World...............................................................             106,976                 70,975
                                                                                         =============          =============
     Consolidated...................................................................      $    367,791          $     297,218
                                                                                         =============          =============

     Sales through the United Kingdom subsidiary accounted for 11% and 10% of the consolidated net revenue to unaffiliated customers for the three and six months ended June 30, 2000, respectively, and accounted for 11% of the consolidated net revenue to unaffiliated customers for both the three and six months ended June 30, 1999. Operations located in Israel accounted for 27% and 22% of the consolidated identifiable assets at June 30, 2000 and December 31, 1999, respectively. No other subsidiary represented 10% or more of the related consolidated amounts for the periods presented.

6. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers for one year the application of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") for the Company to the first quarter of 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS 133 and SFAS 137 is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

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

8. In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") regarding (a) the definition of employee for purposes of applying APB

     25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
     (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

9. In July 2000, the Company issued $500,000,000 in convertible subordinated notes. The notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The notes are convertible into shares of the Company's common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. The notes may be redeemed, in whole or in part, by the Company at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by the Company in each redemption.

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


Results of Operations

     Revenue

     License revenue increased 66% to $48.5 million for the three months ended June 30, 2000 from $29.3 million for the three months ended June 30, 1999. License revenue increased 68% to $90.5 million for the six months ended June 30, 2000 from $53.9 million for the six months ended June 30, 1999. Our growth in license revenue is attributable primarily to growth in license fees from LoadRunner, WinRunner and TestDirector products as well as revenues from our new application performance management products.

     Service revenue increased 60% to $21.1 million for the three months ended June 30, 2000 from $13.2 million for the three months ended June 30, 1999. Service revenue increased 51% to $39.5 million for the six months ended June 30, 2000 from $26.2 million for the six months ended June 30, 1999. The increase in our service revenue was primarily due to the renewal of maintenance contracts. We expect that service revenue will continue to increase in absolute dollars as long as our customer base continues to grow.

     Cost of revenue

     License cost of revenue, as a percentage of license revenue, increased to 8% for the three months ended June 30, 2000 from 6% in the three months ended June 30, 1999. License cost of revenue, as a percentage of license revenue, was 7% for both the three and six months ended June 30, 2000 and June 30, 1999. The increased license cost of revenue as a percentage of license revenue for the three months ended June 30, 2000 was primarily due to the investment in our hosted e-service business infrastructure.

     Service cost of revenue, as a percentage of service revenue, was 31% for both the three and six months ended June 30, 2000, respectively, compared to 34% and 32% for the three and six months ended June 30, 1999, respectively. Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. Service cost of revenue as a percentage of service revenue may vary based on the degree of outsourcing of training and consulting and the profitability of individual consulting engagements.

     Research and development

     Research and development, net was $8.5 million and $15.6 million, or 12% of total revenue for both the three and six months ended June 30, 2000, respectively, compared to $5.9 million and $11.1 million, or 14% of total revenue for both the three and six months ended June 30, 1999, respectively. The increase in absolute dollars in the three and six months ended June 30, 2000 reflected an increase in spending due to growth in research and development headcount.

     Research and development expense in 1999 includes royalty expense for obligations to the government of Israel for sales of products developed under government-funded research grants. We did not have royalty expense under these agreements in the three and six months ended June 30, 2000. Royalty expense amounted to approximately $850,000 and $1.6 million for the three and six months ended June 30, 1999, respectively. As of June 30, 2000, we had no outstanding royalty obligations. We have not applied for, nor do we anticipate applying for, any additional grants from the government of Israel.

     Marketing and selling

     Marketing and selling expenses were $34.7 million, or 50% of total revenue, and $66.7 million, or 51% of total revenue, for the three and six months ended June 30, 2000, respectively, compared to $20.4 million, or 48% of total revenue, and $39.5 million, or 49% of total revenue, for the three and six months ended June 30, 1999, respectively. The absolute dollar increase in marketing and selling expenses was primarily due to increased commission expense attributable to the higher revenue level, an increase in personnel-related costs reflecting the growth in sales and marketing headcount, and increased spending on marketing programs. We expect marketing and selling expenses to increase in absolute dollars as total revenue increases, but these expenses may vary as a percentage of revenue.

     General and administrative

     General and administrative expenses were $3.8 million, or 6% of total revenue, and $7.1 million, or 5% of total revenue, for the three and six months ended June 30, 2000, respectively, compared to $2.8 million, or 7% of total revenue, and $5.1 million, or 6% of total revenue, for the three and six months ended June 30, 1999, respectively. The increase in absolute dollar spending reflected increased staffing and related spending necessary to manage and support our growth.

     Other income, net

     Other income, net consists primarily of interest income and foreign exchange gains and losses. The increase in other income, net to $3.2 million and $5.8 million for the three and six months ended June 30, 2000, respectively, from $1.4 million and $2.6 million for the three and six months ended June 30, 1999, respectively, reflected increased interest income on higher average cash and investment balances and higher interest rates for the three and six months ended June 30, 2000.

     We expect our interest expense to increase in future periods as a result of our recent issuance of convertible subordinated notes.

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

     Net income

     We reported net income of $12.4 million and $22.2 million for the three and six months ended June 30, 2000, respectively, compared to net income of $6.7 million and $11.7 million for the three and six months ended June 30, 1999, respectively.


Liquidity and Capital Resources

     At June 30, 2000, our short-term and long-term investments consisted of investments in high-quality financial, government and corporate securities. Cash, cash equivalents and investments increased to $245.8 million at June 30, 2000, from $186.9 million at December 31, 1999. During the six months ended June 30, 2000, we generated approximately $57.7 million from operations due primarily to profits from operations and an increase in deferred revenue.

     Our primary investing activities were net purchases of investments for the six months ended June 30, 2000 of $16.5 million compared to $26.5 million for the six months ended June 30,1999. We also purchased property and equipment, net of disposals, in the amount of $11.3 million during the six months ended June 30, 2000 compared to $5.9 million for the six months ended June 30, 1999. During the six months ended June 30, 2000 we spent $2.3 million for construction on an existing as well as a second research and development facility in Israel. We expect to spend an additional $11.0 to $12.0 million to complete the construction of the second Israel facility. We also plan to spend $2.7 million to complete the renovation of our second headquarters building in Sunnyvale, California.

     Our primary financing activity consisted of issuances of common stock under our employee stock option plans. During the six months ended June 30, 2000, we received $12.6 million from the issuance of common stock, net of notes receivable issued and collected from issuance of common stock.

     Assuming there is no significant change in our business, we believe that our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months. We also expect to satisfy our financing requirements through the incurrence of debt from time to time. As of June 30, 2000, we did not have any debt outstanding.

     In July 2000, we raised net debt proceeds of $486.3 million from our issuance of $500 million of 4.75% Convertible Subordinated Notes which are convertible at any time and due in July 2007. We anticipate using these net proceeds for working capital and other general corporate purposes, including financing growth, product development and capital expenditures. Should the opportunity arise, we may also use a portion of the net proceeds to fund acquisitions of, or investments in, businesses, partnerships, products or technologies that complement or expand our businesses.


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

     We expect our quarterly revenues and operating results to fluctuate, which may cause the price of our stock and therefore any outstanding notes, to decline. Our revenues and operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

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

     In the market for solutions for testing of applications, our principal competitors include Compuware, Radview, Rational Software, RSW (a division of Teradyne) and Segue Software. In the new and rapidly changing market for application performance management solutions, our competitors include providers of hosted services such as BMC Software, Keynote Systems and Service Metrics (a division of Exodus Communications), and emerging application service providers ("ASPs") such as Freshwater Software. In addition, we face potential competition in this market from existing providers of testing solutions such as Segue. Finally, in both the market for testing solutions and the market for application performance management solutions, we face potential competition from established providers of systems and network management software such as Computer Associates.

     The software industry is increasingly experiencing consolidation, and this could increase the resources available to our competitors and the scope of their product offerings. For example, Keynote Systems recently acquired Velogic, Inc., a provider of load testing services and BMC Software recently acquired Evity, Inc., a provider of Internet management services. Our competitors and potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies or make more attractive offers to distribution partners and to employees.

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

   . our existing system integrators, value-added resellers and ASPs may not be able to effectively sell any new products and services that we may introdu ce;

   . we may not be able to replace existing or recruit additional system integrators, value-added resellers and ASPs if we lose any of our existing ones;

   . our system integrators, value-added resellers and ASPs may also offer competitive products and services from third parties;

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

     We depend on our international operations for a substantial portion of our revenues. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, sales to customers outside the United States were approximately 32% for both the three and six months ended June 30, 2000 and 1999, respectively. In addition, we have substantial research and development operations in Israel. We face risks associated with our international operations, including:

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

     Because our research and development operations are primarily located in Israel, we may be affected by volatile economic, political and military conditions in that country and by restrictions imposed by that country on the transfer of technology. Our operations depend on the availability of highly-skilled scientific and technical personnel in Israel. Our business also depends on trading relationships between Israel and other countries. In addition to the risks associated with international sales and operations generally, our operations could be adversely affected if major hostilities involving Israel should occur or if trade between Israel and its current trading partners were interrupted or curtailed.

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

     The price of our common stock and therefore the price of our notes may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended July 31, 2000, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $132.13 to a low of $18.25. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

     Substantial leverage and debt service obligations may adversely affect our cash flow. In July 2000, we completed an offering of convertible subordinated notes with a principal amount of $500 million. We now have a substantial amount of outstanding indebtedness, primarily the notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Interest rate risk. Our exposure to market rate risk for changes in interest rates is limited to our investment portfolio. Derivative financial instruments are not a part of our investment policy. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as "held to maturity." This classification does not expose the consolidated statements of income or balance sheet to fluctuation in interest rates. At June 30, 2000, $155.7 million, or 63%, of our cash, cash equivalents and investment portfolio carried a maturity of less than 90 days, and $198.9 million, or 81%, carried a maturity of less than one year. All investments mature, by policy, in less than two years. The effect of a 10% rate decline would not be material on the portfolio.

  Foreign currency risk. A portion of our business is conducted in currencies other than the U.S. Dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenues.

  We have entered into forward foreign exchange contracts to hedge amounts denominated in foreign currencies due from certain subsidiaries, mainly Europe and the Pacific Rim, against fluctuations in exchange rates. We have not entered into forward foreign exchange contracts for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. The criteria we use for designating a contract as a hedge considers the contract's effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. The effect of an immediate 10% change in exchange rates would not have a material impact on our operating results or cash flows.



PART II. OTHER INFORMATION
--------------------------

Item 2. Changes in Securities and Use of Proceeds

(c)  Recent Sales of Unregistered Securities.

     1. On November 30, 1999 and in connection with the acquisition of all of the outstanding capital stock of Conduct Ltd., Mercury issued 387,892 shares of common stock to the former shareholders of Conduct Ltd.

     The foregoing transaction was made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions be an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

     2. In July 2000, we issued $500 million in aggregate principal amount of our 4.75% convertible subordinated debentures, due July 2007. Net proceeds to Mercury of this offering were approximately $486,250,000. The debentures are convertible into the Company's common stock at $111.25 per share, subject to certain adjustments. The initial purchasers of our debentures were Goldman, Sachs & Co., Chase Securities Inc. and Deutsche Bank Securities Inc. The debentures were issued pursuant to the exemption from registration provided for by Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Stockholders

(a) The 2000 Annual Meeting of the Stockholders of Mercury Interactive Corporation was held at the Company's offices at 1325 Borregas Avenue, Sunnyvale, California 94089 on May 24, 2000 at 10:00 a.m.

(b) At the Annual Meeting, the following four persons were elected to the Company's Board of Directors, constituting all members of the Board of Directors.

Nominee                                        For                          Withheld
--------------------------------   ----------------------------   ----------------------------

Igal Kohavi                                71,968,856                        557,318
Amnon Landan                               71,969,755                        556,419
Yair Shamir                                71,969,173                        557,001
Giora Yaron                                71,969,014                        557,160

     (c) The following additional proposals were considered at the Annual Meeting with their results according to the respective vote of the stockholders:

     PROPOSAL 2 - Ratification and approval to increase the authorized number of shares of common stock of the Company to 240,000,000.


     For                   Against     Abstentions    Broker Non-Vote
     ---                   -------     -----------    ----------------
     67,539,666            4,901,598    84,910          6,812,073

     PROPOSAL 3 - Ratification and approval to increase the grant limit under the 1999 Stock Option Plan.

     For                   Against     Abstentions   Broker Non-Votes
     ---                   -------     -----------   ----------------

     43,327,682           28,359,761    838,731       6,812,073


     PROPOSAL 4 - Ratification and approval to increase the authorized number of shares reserved for the 1998 Employee Stock Purchase Plan by an additional 500,000 shares of common stock for issuance under the 1998 Employee Stock Purchase Plan.

     For                   Against     Abstentions  Broker Non-Votes
     ---                   -------     -----------  ----------------

     70,238,798           2,195,437    91,939        6,812,073

     PROPOSAL 5 - Ratification and approval to provide for the full and immediate vesting of stock options granted to a director under the 1994 Director's Stock Option Plan, in event of the termination of the director other than upon a voluntary resignation, upon the merger or acquisition of the Company by a successor corporation.


     For                   Against      Abstentions   Broker Non-votes
     ---                   -------      -----------   ----------------

     45,480,908            26,937,227   108,039       6,812,073

     PROPOSAL 6 - Ratification and approval of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the year ending December 31, 2000.

     For                    Against     Abstentions   Broker Non-Votes
     ----                   -------     -----------   ----------------

     71,978,045            471,519      76,610        6,812,073


Item 5.  Other Information

         Effective July 25, 2000 Kenneth Klein, our Chief Operating Officer, became a member of our Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

(a)


Exhibit No.                                                     Description
-----------                 ------------------------------------------------------------------------------------

4.1                         Form of Note for Registrant's 4.75% Convertible Subordinated Note, due July 1, 2007
4.2                         Indenture, dated as of July 3, 2000, between Registrant and State Street Bank and
                            Trust Company of California, N.A, as trustee
4.3                         Registration Rights Agreement, dated July 3, 2000, among Registrant and Goldman,
                            Sachs & Co., Chase Securities Inc., Deutsche Bank Securities Inc.
27.1                        Financial Data Schedule

_____________

(b)  Reports on Form 8-K

     On July 3, 2000, we filed a Current Report on Form 8-K relating to our completion of our offering of up to $500,000,000 in principal amount in convertible promissory notes.

SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MERCURY INTERACTIVE CORPORATION
                                              (Registrant)



Dated: August 15, 2000                    By:     /s/ Sharlene Abrams
                                             --------------------------------
                                                 Sharlene Abrams,
                                   Chief Financial Officer, Vice President of
                                             Finance and Administration
                                      (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

INDEX TO EXHIBITS
-----------------



   Exhibit                                                                                           Sequentially
     No.                                           Description                                       Numbered Page
-------------        -----------------------------------------------------------------             ----------------


   4.1                  Form of Note for Registrant's 4.75% Convertible Subordinated Note, due July          23
                                                     1, 2007
   4.2                  Indenture, dated as of July 3, 2000, between Registrant and State Street             37
                        Bank and Trust Company of California, N.A, as trustee
   4.3                  Registration Rights Agreement, dated July 3, 2000, among Registrant and             151
                        Goldman, Sachs & Co., Chase Securities Inc., Deutsche Bank Securities Inc.
   27.1                 Financial Data Schedule                                                             176