Form 10-Q
period 2000-09-30
MERCURY INTERACTIVE CORPORATION
filed 2000-11-14
CIK 867058

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


     (Mark One)
     x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

The number of shares of Registrant's Common Stock outstanding as of October 31, 2000 was 80,891,684.

                        MERCURY INTERACTIVE CORPORATION

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets -
                 September 30, 2000 and December 31, 1999                   3

            Condensed Consolidated Statements of Operations -
                 Three and nine months ended September 30, 2000 and 1999    4

            Condensed Consolidated Statements of Cash Flows -
                 Nine months ended September 30, 2000 and 1999              5

            Notes to Condensed Consolidated Financial Statements            6

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      17

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                       18

Item 4.     Exhibits and Reports on Form 8-K                                18


SIGNATURE                                                                   19

INDEX TO EXHIBITS                                                           20

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

                        MERCURY INTERACTIVE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                               September 30,   December 31,
                                                   2000            1999
                                               -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                         $331,276       $113,346
  Short-term investments                             286,045         57,981
  Trade accounts receivable, net                      47,129         40,399
  Other receivables                                   12,505          6,325
  Prepaid expenses and other assets                   18,987         16,702
                                                    --------       --------
     Total current assets                            695,942        234,753

Long-term investments                                155,130         15,555
Property and equipment, net                           59,377         46,910
Other assets, net                                     13,968              -
                                                    --------       --------
                                                    $924,417       $297,218
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 10,111       $  8,469
  Accrued liabilities                                 55,579         33,433
  Income taxes payable                                28,070         19,945
  Deferred revenue                                    68,653         35,840
                                                     -------       --------
     Total current liabilities                       162,413         97,687

Convertible subordinated notes                       500,000              -
                                                    --------       --------
     Total liabilities                               662,413         97,687
                                                    --------       --------

Stockholders' equity:
  Common stock                                           162            156
  Capital in excess of par value                     173,707        148,826
  Notes receivable from issuance of stock             (6,408)        (5,090)
  Accumulated other comprehensive loss                (1,232)        (1,242)
  Retained earnings                                   95,775         56,881
                                                    --------       --------
     Total stockholders' equity                      262,004        199,531
                                                    --------       --------
                                                    $924,417       $297,218
                                                    ========       ========

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                    Three months ended          Nine months ended
                                                       September 30,              September 30,
                                                 ----------------------    ------------------------
                                                   2000         1999          2000          1999
                                                 ---------    ---------    ----------    ----------
Revenue:
  License                                        $  54,200    $  33,500     $ 144,700     $  87,400
  Service                                           25,300       14,000        64,800        40,200
                                                 ---------    ---------     ---------     ---------
     Total revenue                                  79,500       47,500       209,500       127,600
                                                 ---------    ---------     ---------     ---------

Cost of revenue:
  License                                            5,152        2,040        11,788         5,546
  Service                                            6,942        4,548        17,480        12,421
                                                 ---------    ---------     ---------     ---------
     Total cost of revenue                          12,094        6,588        29,268        17,967
                                                 ---------    ---------     ---------     ---------

Gross profit                                        67,406       40,912       180,232       109,633
                                                 ---------    ---------    ----------    ----------

Operating expenses:
  Research and development                           8,132        6,554        23,692        17,656
  Marketing and selling                             38,995       22,275       106,867        62,266
  General and administrative                         4,766        3,182        12,223         8,469
                                                 ---------    ---------     ---------     ---------
     Total operating expenses                       51,893       32,011       142,782        88,391
                                                 ---------    ---------     ---------     ---------

Income from operations                              15,513        8,901        37,450        21,242
Other income, net                                    5,332        1,542        11,168         4,101
                                                 ---------    ---------     ---------     ---------
Income before provision for income taxes            20,845       10,443        48,618        25,343
Provision for income taxes                           4,169        2,297         9,724         5,535
                                                 ---------    ---------     ---------     ---------
Net income                                       $  16,676    $   8,146     $  38,894     $  19,808
                                                 =========    =========     =========     =========
Net income per share (basic)                     $    0.21    $    0.11     $    0.49     $    0.26
                                                 =========    =========     =========     =========
Net income per share (diluted)                   $    0.18    $    0.09     $    0.42     $    0.23
                                                 =========    =========     =========     =========


Weighted average common shares (basic)              80,263       76,796        79,571        75,541
                                                 =========    =========     =========     =========
Weighted average common shares
  and equivalents (diluted)                         92,533       85,920        91,674        84,345
                                                 =========    =========     =========     =========


     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                      -------------------------------------
                                                                          2000                     1999
                                                                      ------------             ------------
Cash flows from operating activities:
  Net income                                                             $  38,894                 $ 19,808
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                           6,479                    4,195
     Changes in assets and liabilities:
       Trade accounts receivable, net                                       (6,730)                  (2,893)
       Other receivables                                                    (6,180)                  (1,267)
       Prepaid expenses and other assets                                    (2,285)                  (1,472)
       Accounts payable                                                      1,642                      864
       Accrued liabilities                                                  22,146                    8,237
       Income taxes payable                                                  8,125                    2,244
       Deferred revenue                                                     32,813                    7,308
                                                                         ---------                ---------
         Net cash provided by operating activities                          94,904                   37,024
                                                                         ---------                ---------

Cash flows from investing activities:
 Purchases of investments, net                                            (367,639)                 (58,262)
 Acquisition of property and equipment, net                                (18,429)                  (9,573)
                                                                         ---------                ---------
         Net cash used in investing activities                            (386,068)                 (67,835)
                                                                         ---------                ---------

Cash flows from financing activities:
 Issuance of convertible subordinated notes                                500,000                        -
 Issuance of common stock, net of related notes receivable                  23,569                   15,248
 Debt issuance costs                                                       (14,485)                       -
                                                                         ---------                ---------
         Net cash provided by financing activities                         509,084                   15,248
                                                                         ---------                ---------

Effect of exchange rate changes on cash                                         10                     (225)
                                                                         ---------                ---------
Net increase (decrease) in cash and cash equivalents                       217,930                  (15,788)
Cash and cash equivalents at beginning of period                           113,346                   96,836
                                                                         ---------                ---------
Cash and cash equivalents at end of period                                $331,276                 $ 81,048
                                                                         =========                =========


     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, included in the 1999 Form 10-K. The condensed consolidated statements of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2000. Certain previously reported amounts have been reclassified to conform with the current quarter financial statement presentation.

2. The effective tax rate for the three and nine months ended September 30, 2000 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel.

3. Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which is the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. For the three and nine months ended September 30, 2000 and 1999, dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans. The following table summarizes the Company's earnings per share computations for the three and nine months ended September 30, 1999 and 2000 (in thousands, except per share amounts):

                                                             Three months ended     Nine months ended
                                                               September 30,          September 30,
                                                            --------------------   ----------------------
                                                              2000        1999       2000       1999
                                                            --------    --------   --------   -----------
     Numerator:
       Net income                                         $  16,676    $   8,146   $  38,894   $  19,808

     Denominator:
       Denominator for basic net income
       per share - weighted average shares                   80,263       76,796      79,571      75,541

       Incremental common shares attributable
       to shares issuable under employee stock plans         12,270        9,124      12,103       8,804
                                                            _______      _______    ________     _______

       Denominator for diluted net income
       per share - weighted average shares                   92,533       85,920      91,674      84,345
                                                            -------      -------     -------     -------

       Net income per share - basic                        $   0.21    $    0.11   $    0.49   $    0.26
                                                            -------      -------     -------     -------
       Net income per share - diluted                      $   0.18    $    0.09        0.42   $    0.23
                                                            -------      -------     -------     -------

     There were 32,000 options and 82,000 options considered anti-dilutive at September 30, 2000 and September 30, 1999, respectively. These options were considered anti-dilutive because the options' exercise price was greater than the average fair market value of the Company's common stock for the periods then ended. The 4,494,400 shares of common stock from outstanding convertible subordinated notes issued in 2000 was not included in diluted earnings per share because the assumed conversion would be antidilutive.

4. The Company reports components of comprehensive income in its annual consolidated statements of stockholders' equity. Comprehensive income consists of net income and foreign currency translation adjustments. The Company's total comprehensive income was as follows:

                                                 Three months ended                   Nine months ended
                                                   September  30,                       September  30,
                                         -------------------------------     -------------------------------
                                              2000              1999              2000              1999
                                         -------------     -------------     -------------     -------------
Net income                               $      16,676     $       8,146     $      38,894     $      19,808
Other comprehensive income (loss)                  128               158                10              (225)
                                         -------------     -------------     -------------     -------------
Comprehensive income                     $      16,804     $       8,304     $      38,904     $      19,583
                                         =============     =============     =============     =============

5. The Company has three reportable operating segments made up of the Americas, Europe, and the Rest of the World, which includes Israel. These segments are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated performance management solutions. The Company evaluates operating segment performance based primarily on net revenues and certain operating expenses. The Company's products are marketed and sold internationally through the Company's subsidiaries and through indirect distribution channels such as system integrators, distributors and value-added resellers. Financial information for the Company's operating segments is summarized below for the three and nine months ended September 30, 2000 and 1999:

                                                             Three months ended                   Nine months ended
                                                                  September 30,                       September 30,
                                                       -------------------------------     -------------------------------
                                                            2000              1999              2000              1999
                                                       -------------     -------------     -------------     -------------
Net revenue to third parties:
    Americas.......................................    $      54,100     $      31,600     $     142,600     $      84,800
    Europe.........................................           18,100            11,700            49,000            32,800
    Rest of the World..............................            7,300             4,200            17,900            10,000
                                                       -------------     -------------     -------------     -------------
       Consolidated................................    $      79,500     $      47,500     $     209,500     $     127,600
                                                       =============     =============     =============     =============

                                                                                        September 30,       December 31,
                                                                                            2000                1999
                                                                                       -------------       -------------
Identifiable assets:
     Americas....................................................................      $     767,038       $     200,854
     Europe......................................................................             15,826              25,389
     Rest of the World...........................................................            141,553              70,975
                                                                                       -------------       -------------
          Consolidated...........................................................      $     924,417       $     297,218
                                                                                       =============       =============

     Sales through the United Kingdom subsidiary accounted for 10% and 11% of the consolidated net revenue to unaffiliated customers for the three and nine months ended September 30, 1999, respectively, and less than 10% for both the three and nine months ended September 30, 2000. Operations located in Israel accounted for 13% and 22% of the consolidated identifiable assets at September 30, 2000 and December 31, 1999, respectively. No other subsidiary represented 10% or more of the related consolidated amounts for the periods presented.

6. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") that requires companies to record derivative financial instruments on their balance sheets as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be recorded depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," ("SFAS 137") that amends SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB No. 133," ("SFAS 138"). SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency translations and intercompany derivatives. The Company will adopt SFAS 133 in its quarter ending March 31, 2001. The adoption of SFAS 133, SFAS 137 and SFAS 138 is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

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

8. In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") regarding (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company's adoption of the provisions of FIN 44 that were effective as of December 15, 1998 and January 12, 2000 and were implemented effective July 1, 2000 have not had a material effect on the Company's results of operations, financial position or cash flows. The Company is currently evaluating the impact of the remaining provisions of FIN 44 on its results of operations, financial position and cash flows.

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


Results of Operations

     Revenue

     License revenue increased 62% to $54.2 million for the three months ended September 30, 2000 from $33.5 million for the three months ended September 30, 1999. License revenue increased 66% to $144.7 million for the nine months ended September 30, 2000 from $87.4 million for the nine months ended September 30, 1999. Our growth in license revenue is attributable primarily to growth in license fees from LoadRunner, WinRunner and TestDirector products as well as revenues from our new application performance management and hosted e-service business products.

     Service revenue increased 81% to $25.3 million for the three months ended September 30, 2000 from $14.0 million for the three months ended September 30, 1999. Service revenue increased 61% to $64.8 million for the nine months ended September 30, 2000 from $40.2 million for the nine months ended September 30, 1999. The increase in our service revenue was primarily due to the renewal of maintenance contracts and increased training and consulting engagements. We expect that service revenue will continue to increase in absolute dollars as long as our customer base continues to grow.

     Cost of revenue

     License cost of revenue, as a percentage of license revenue, increased to 10% for the three months ended September 30, 2000 from 6% in the three months ended September 30, 1999. License cost of revenue, as a percentage of license revenue, increased to 8% for the nine months ended September 30, 2000 from 6% for the nine months ended September 30, 1999. The increased license cost of revenue as a percentage of license revenue for the three months ended September 30, 2000 was primarily due to the investment in our hosted e-service business infrastructure.

     Service cost of revenue, as a percentage of service revenue, was 27% for both the three and nine months ended September 30, 2000, respectively, compared to 32% and 31% for the three and nine months ended September 30, 1999, respectively. Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. Service cost of revenue as a percentage of service revenue may vary based on the degree of outsourcing of training and consulting and the profitability of individual consulting engagements.

     Research and development

     Research and development was $8.1 million, or 10% of total revenue, and $23.7 million, or 11% of total revenue for three and nine months ended September 30, 2000, respectively, compared to $6.6 million and $17.7 million, or 14% of total revenue for the three and nine months ended September 30, 1999, respectively. The increase in absolute dollars in the three and nine months ended September 30, 2000 reflected an increase in spending due to growth in research and development headcount.

     Research and development expense in 1999 includes royalty expense for obligations to the government of Israel for sales of products developed under government-funded research grants. We did not have royalty expense under these agreements in the three and nine months ended September 30, 2000. Royalty expense amounted to approximately $1.1 million and $2.7 million for the three and nine months ended September 30, 1999, respectively. As of September 30, 2000, we had no outstanding royalty obligations. We have not applied for, nor do we anticipate applying for, any additional grants from the government of Israel.

     Marketing and selling

     Marketing and selling expenses were $39.0 million, or 49% of total revenue, and $106.9 million, or 51% of total revenue, for the three and nine months ended September 30, 2000, respectively, compared to $22.3 million, or 47% of total revenue, and $62.3 million, or 49% of total revenue, for the three and nine months ended September 30, 1999, respectively. The increase in marketing and selling expenses was primarily due to increased commission expense attributable to the higher revenue level, an increase in personnel-related costs reflecting the growth in sales and marketing headcount, and increased spending on marketing programs. We expect marketing and selling expenses to increase in absolute dollars as total revenue increases, but these expenses may vary as a percentage of revenue.

     General and administrative

     General and administrative expenses were $4.8 million and $12.2 million, or 6% of total revenue, for the three and nine months ended September 30, 2000, respectively, compared to $3.2 million and $8.5 million, or 7% of total revenue for the three and nine months ended September 30, 1999, respectively. The increase in absolute dollar spending reflected increased staffing and related spending necessary to manage and support our growth.

     Other income, net

     Other income, net consists primarily of interest income and foreign exchange gains and losses. The increase in other income, net to $5.3 million and $11.2 million for the three and nine months ended September 30, 2000, respectively, from $1.5 million and $4.1 million for the three and nine months ended September 30, 1999, respectively, reflected primarily interest income from the proceeds of the July 2000 convertible subordinated notes, net of interest expense on the notes.

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


     Net income

     We reported net income of $16.7 million and $38.9 million for the three and nine months ended September 30, 2000, respectively, compared to net income of $8.1 million and $19.8 million for the three and nine months ended September 30, 1999, respectively.

Liquidity and Capital Resources

     At September 30, 2000, our short-term and long-term investments consisted of investments in high-quality financial, government and corporate securities. Cash, cash equivalents and investments increased to $772.5 million at September 30, 2000, from $186.9 million at December 31, 1999. In July 2000, we raised net proceeds of $486.3 million from issuance of $500.0 million of 4.75% convertible subordinated notes. During the nine months ended September 30, 2000, we generated approximately $94.9 million from operations due primarily to profits from operations and an increase in deferred revenue and accrued liabilities.

     Our primary investing activities were net purchases of investments for the nine months ended September 30, 2000 of $367.6 million compared to $58.3 million for nine months ended September 30, 1999. We also purchased property and equipment, net of disposals, in the amount of $18.4 million during the nine months ended September 30, 2000 compared to $9.6 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, we spent approximately $2.5 million for construction of research and development facilities in Israel. We expect to spend an additional $11.0 to $12.0 million to complete the construction of the second Israel facility. During the nine months ended September 30, 2000, we also spent approximately $11.0 million on the purchase and renovation of our second headquarters building in Sunnyvale, California. We expect to spend approximately $1.0 million to complete the renovation of this building.

     Our primary financing activity consisted of issuance of the convertible subordinated notes and issuances of common stock under our employee stock option and purchase plans, net of notes receivable issued and collected, in the amount of $23.6 million during the nine months ended September 30, 2000.

     Assuming there is no significant change in our business, we believe that our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months. We also expect to satisfy our financing requirements through the incurrence of debt from time to time. We anticipate using net proceeds from the convertible subordinated notes for working capital and other general corporate purposes, including financing growth, product development and capital expenditures. Should the opportunity arise, we may also use a portion of the net proceeds to fund acquisitions of, or investments in, businesses, partnerships, products or technologies that complement or expand our businesses.


Risk Factors

     In addition to the other information included in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating us and our business.

     Our future success depends on our ability to respond to rapid market and technological changes by introducing new products and services and to continually improve the performance, features and reliability of our existing products and services and respond to competitive offerings. The market for our software products and services is characterized by:


     .  rapidly changing technology;

     . frequent introduction of new products and services and enhancements to existing products and services by our competitors;

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

     We expect our quarterly revenues and operating results to fluctuate, which may cause the price of our stock and therefore any outstanding convertible subordinated notes, to decline. Our revenues and operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

     .  fluctuations in demand for and sales of our products and services;

     . our success in developing and introducing new products and services and the timing of new product and service introductions;

     . our ability to introduce enhancements to our existing products and services in a timely manner;

     . the introduction of new or enhanced products and services by our competitors and changes in the pricing policies of these competitors;

     .  the discretionary nature of our customers' purchase and budget cycles;

     . the amount and timing of operating costs and capital expenditures relating to the expansion of our business;

     . deferrals by our customers of orders in anticipation of new products or services or product or service enhancements; and

     . the mix of our domestic and international sales, together with fluctuations in foreign currency exchange rates.

     In addition, the timing of our license revenues is difficult to predict because our sales cycles are typically short and can vary substantially from product to product, service to service and customer to customer. We base our operating expenses on our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below our expectations, we could not proportionately reduce operating expenses for that quarter.

     We have experienced seasonality in our revenues and earnings, with the fourth quarter of the year typically having the highest revenue and earnings for the year and higher revenue and earnings than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers and from the structure of our sales commission program.

     Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. If our operating results are below the expectations of investors or securities analysts, the price of our common stock, and therefore any outstanding convertible subordinated notes, could decline.

     We expect to face increasing competition in the future, which could cause reduced sales levels and result in price reductions, reduced gross margins or loss of market share. The market for our testing and application performance management products and services is extremely competitive, dynamic and subject to frequent technological changes. There are few substantial barriers to entry in our market. In addition, the rapid growth and use of the Internet for e-business is a recent and emerging phenomenon. The Internet has reduced barriers so that other companies may compete with us in the testing and application performance management markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

     In the market of solutions for testing of applications, our principal competitors include Compuware, Radview, Rational Software, RSW (a division of Teradyne) and Segue Software. In the new and rapidly changing market for application performance management solutions, our competitors include providers of hosted services such as BMC Software, Keynote Systems and Service Metrics (a division of Exodus Communications), and emerging application service providers ("ASPs") such as Freshwater Software. In addition, we face potential competition in this market from existing providers of testing solutions such as Segue. Finally, in both the market for testing solutions and the market for application performance management solutions, we face potential competition from established providers of systems and network management software such as Computer Associates.

     The software industry is increasingly experiencing consolidation, and this could increase the resources available to our competitors and the scope of their product offerings. For example, in 2000 Keynote Systems acquired Velogic, Inc., a provider of load testing services and BMC Software acquired Evity, Inc., a provider of Internet management services. Our competitors and potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies or make more attractive offers to distribution partners and to employees.

     If we fail to maintain our existing distribution channels and develop additional channels in the future, our revenues will decline. We derive a substantial portion of our revenues from sales of our products through distribution channels such as system integrators and value-added resellers. We expect that sales of our products through these channels will continue to account for a substantial portion of our revenues for the foreseeable future. We also have private labeling arrangements with ASPs and an enterprise software company who incorporate our products and services into their offerings. We may not experience increased revenues from these new channels, which could harm our business.

     The loss of one or more of our system integrators, value-added resellers or ASPs, or any reduction or delay in their sales of our products and services could result in reductions in our revenue in future periods. In addition, our ability to increase our revenue in the future depends on our ability to expand our indirect distribution channels. Our dependence on indirect distribution channels presents a number of risks, including:

     . many of our system integrators, value-added resellers and ASPs can cease marketing our products and services with limited or no notice and with little or no penalty;

     . our system integrators, value-added resellers and ASPs may not be able to effectively sell any new products and services that we may introduce;

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

     In March 1999, we entered into an agreement with Tivoli Systems, a subsidiary of IBM, for the joint development and marketing of a family of products for enterprise application performance management, incorporating elements of our technology, which would be marketed and sold only by Tivoli. Tivoli may not succeed in developing and selling these new products. Under this agreement, we agreed that until October 2002, we would not license this technology to any other party for purposes of developing a product similar to any developed under this agreement. In addition, we agreed that until October 2002, we would not enter into technology relationships to create similar products with specified competitors of Tivoli as long as Tivoli continues to agree to pay annual minimum royalties. In September 2000, Tivoli notified us that it would no longer pay the annual minimum royalties set forth in the agreement and therefor the restrictions on us regarding entering into agreements with Tivoli's competitors expired.

     We depend on strategic relationships and business alliances for continued growth of our business. Our development, marketing and distribution strategies rely increasingly on our ability to form strategic relationships with software and other technology companies. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals and cooperation in product development. Many of these relationships are not contractual and depend on the continued voluntary cooperation of each party with us. Divergence in strategy, change in focus, or competitive product offerings by any of these companies may interfere with our ability to develop, market, sell or support our products, which in turn could harm our business. Further, if these companies enter into strategic alliances with other companies or are acquired, they could reduce their support of our products. Our existing relationships may be jeopardized if we enter into alliances with competitors of our strategic partners. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

     If we are unable to manage our growth, our business may be harmed. Since 1991, we have experienced significant annual increases in revenue, employees and a number of product and service offerings. This growth has placed and, if it continues, will place a significant strain on our management and our financial, operational, marketing and sales systems. If we cannot manage our growth effectively, our business, competitive position, operating results and financial condition could suffer. Although we are implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of our sales and customer support systems, the implementation of these systems, procedures and controls may not be completed successfully, or may disrupt our operations. Any failure by us to properly manage these transitions could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan.

     The success of our business depends on the efforts and abilities of our senior key personnel. We depend on the continued service and performance of our senior management and other key personnel. We do not have long term employment agreements with any of our key personnel. The loss of any of our executive officers or other key employees could hurt our business.

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

     We depend on our international operations for a substantial portion of our revenues. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, sales to customers outside the United States were approximately 32% for both the three and nine months ended September 30, 2000, respectively, and 33% and 34% for the three and nine months ended September 30, 1999, respectively. In addition, we have substantial research and development operations in Israel. We face risks associated with our international operations, including:

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

     Any future company acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert the attention of our management. We have acquired, and in the future we may acquire or make investments in other companies with similar products and technologies. For example, in November 1999, we completed our acquisition of Conduct Ltd. In the event of any future acquisitions or investments, we could:

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


     The price of our common stock and therefore the price of our notes may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended October 31, 2000, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $156.75 to a low of $40.20. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

     Substantial leverage and debt service obligations may adversely affect our cash flow. In July 2000, we completed an offering of convertible subordinated notes with a principal amount of $500.0 million. We now have a substantial amount of outstanding indebtedness, primarily the convertible subordinated notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Interest rate risk. Our exposure to market rate risk for changes in interest rates is limited to our investment portfolio. Derivative financial instruments are not a part of our investment policy. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as "held to maturity." This classification does not expose the consolidated statements of income or balance sheet to fluctuation in interest rates. At September 30, 2000, $331.3 million, or 43%, of our cash, cash equivalents and investment portfolio carried a maturity of less than 90 days, and $617.3 million, or 80%, carried a maturity of less than one year. All investments mature, by policy, in less than two years.

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




PART II. OTHER INFORMATION
--------------------------

Item 2. Changes in Securities and Use of Proceeds

(c)  Recent Sales of Unregistered Securities.

     1. In July 2000, we issued $500.0 million in aggregate principal amount of our 4.75% convertible subordinated notes, due July 2007. Net proceeds to Mercury of this offering were approximately $486.3 million. The debentures are convertible into the Company's common stock at $111.25 per share, subject to certain adjustments. The initial purchasers of our debentures were Goldman, Sachs & Co., Chase Securities Inc. and Deutsche Bank Securities Inc. The debentures were issued pursuant to the exemption from registration provided for by Section 4(2) of the Securities Act of 1933, as amended.


Item 4. Exhibits and Reports on Form 8-K

     (a)  27.1  -   Financial Data Schedule.

     (b)  Reports on Form 8-K

          On July 3, 2000, we filed a Current Report on Form 8-K relating to our completion of our offering of up to $500.0 million in principal amount in convertible subordinated notes.

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MERCURY INTERACTIVE CORPORATION
                                      (Registrant)


Dated: November 14, 2000    By:       /s/ Sharlene Abrams
                                -----------------------------------------------
                                               Sharlene Abrams,
                                  Chief Financial Officer, Vice President of
                                           Finance and Administration
                               (Duly Authorized Officer and Principal Financial
                                             and Accounting Officer)

INDEX TO EXHIBITS
-----------------

 Exhibit                                               Sequentially
    No.                    Description                 Numbered Page
----------                 -----------                 -------------
    27.1        Financial Data Schedule                     21