Form 10-K
period 2000-12-31
MERCURY INTERACTIVE CORPORATION
filed 2001-03-29
CIK 867058

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934.

  For the fiscal year ended December 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

                        Commission File Number: 0-22350

                               ----------------

                        MERCURY INTERACTIVE CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               77-0224776
                                          (I.R.S. Employer Identification No.)
     (State or other jurisdictionof
     incorporation or organization)

                   1325 Borregas Avenue, Sunnyvale, CA 94089
                    (Address of principal executive offices)

                                 (408) 822-5200
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.002 par value

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,469,532,189 as of February 28, 2001, based upon the closing sale price reported for that date on the Nasdaq National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

   The number of shares of Registrant's Common Stock outstanding as of February 28, 2001 was 81,530,505.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders to be held May 15, 2001 are incorporated by reference in Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I

 Item 1.  Business......................................................    3
          General.......................................................    3
          Web Performance Testing and Monitoring Solutions..............    5
          Research and Development......................................    7
          Marketing, Sales and Support..................................    8
          Competition...................................................    9
          Patents, Trademarks and Licenses..............................    9
          Personnel.....................................................   10
 Item 2.  Properties....................................................   11
 Item 3.  Legal Proceedings.............................................   11
 Item 4.  Submission of Matters to a Vote of Security Holders...........   11

                                    PART II

 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters...........................................   12
 Item 6.  Selected Consolidated Financial Data..........................   13
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   14
 Item 7a. Quantitative and Qualitative Disclosures about Market Risk....   25
 Item 8.  Financial Statements and Supplementary Data...................   26
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   26

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............   27
 Item 11. Executive Compensation........................................   27
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   27
 Item 13. Certain Relationships and Related Transactions................   27

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K......................................................   28

   This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "plans," "will," "may" and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors." Our business may have changed since the date hereof, and we undertake no obligation to update the forward-looking statements in this Annual Report on Form 10-K.

                                     PART I

Item 1. Business

General

   We are the leading provider of integrated performance management solutions that enable businesses to test and monitor their Web-based applications. Our software products and hosted services help Global 2000 companies enhance the user experience by improving the performance, availability, reliability and scalability of their Web-based applications. Our hosted services provide our customers a cost-effective solution that quickly meets business needs without dedicating significant time and internal resources. By using our solutions to identify and assess performance problems, businesses can increase their ability to attract and retain customers, improve their competitive advantage and maximize overall performance with minimum investment.

   Our customers represent a wide range of industries including global enterprises such as Anheuser-Busch, BMW, Charles Schwab, Citibank, DaimlerChrysler, DHL Airways, Ericsson, Ford Motor Company Hewlett-Packard, MCI WorldCom, Microsoft, Motorola, Nokia, Norwich Union, Qwest Communications, Siemens, Sony (US), Verizon and Walmart; and Internet infrastructure providers such as Akamai, BEA Systems, i2 Technologies and Oracle.

   Our integrated performance management solutions enable customers to more quickly identify and correct problems before users experience them. Our products include load testing, functional testing and test management products that automate the testing of Internet and other applications, as well as Web performance monitoring products that monitor and measure Web site performance from the end-user's perspective, alert our customers to performance problems and quickly diagnose the root cause of these problems. Our hosted services provide outsourced load testing and Web performance monitoring services that complement our software products. Specifically, our performance management solutions include:

  . Load testing products that stress applications under real-world conditions to predict systems' behavior, scalability and performance and to identify and isolate problems;

  . Functional testing products that help ensure applications operate as expected;

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

   We collaborate with a number of enterprise software and Internet infrastructure companies, including Art Technology Group, Akamai, Allaire, Alteon Websystems, Ariba, BEA Systems, Bluestone Software (recently acquired by Hewlett-Packard), BroadVision, Cacheflow, Checkpoint, Cisco, IBM, iPlanet, i2 Technologies, Merant, Oracle, Peoplesoft, SAP, Siebel Systems and Vignette, to ensure that our performance management solutions are optimized for use with their product offerings. In addition, many of these collaborations allow us to conduct joint marketing programs and joint seminars and participate in their user conferences.

   In February 2000, we formed a wholly-owned subsidiary to offer our hosted Web performance monitoring service, ActiveWatch, and our hosted Web load testing service, ActiveTest. We believe our Managed Service Provider (MSP) subsidiary complements our existing offerings by providing a cost-effective solution that allows customers to quickly meet their needs without dedicating significant time and internal resources. This subsidiary currently serves more than 400 customers.

Web Performance Testing and Monitoring Solutions

   Our products and hosted solutions bring together two key aspects of application performance management ("APM"): Web performance testing and monitoring. Testing allows customers to check the scalability and reliability of applications prior to release. Customers then have the information they need to fix any problems and optimize performance before making an application available to users. After the application is released, customers can ensure continuous performance and availability through the use of Web performance monitoring products and services. Monitoring enables customers to detect, diagnose and isolate performance problems that can negatively impact the end-user experience. In particular, monitoring solutions alert customers to performance problems and provide the information needed to locate their exact source. Our software products and hosted services provide a comprehensive, integrated solution for Web performance testing and monitoring.

   Our current Web performance testing and monitoring solutions include:

                                                                Date of     Typical Starting List
Solution Name                   Solution Description         Introduction          Price*
-------------                   --------------------         ------------   ---------------------

Testing Solutions

Load Testing
ActiveTest.............. Hosted Web site stress testing      January 2000  $15,000 for 100 virtual
                                                                           users
Astra LoadTest.......... Stress testing for Web applications December 1996 $9,995 for 50 virtual users
LoadRunner.............. Automated multi-user load testing   November 1993 $40,000-$50,000 for
                         for Web, client server and                        package simulating 50
                         enterprise applications                           users

Functional Testing
Astra QuickTest......... Functional testing for Web          May 1998      $3,995 per copy
                         applications
WinRunner............... Automated functional application    June 1993     $4,995-$10,000 per user
                         testing for Web, client server and
                         enterprise applications
XRunner................. Automated functional application    1991          $10,000-$15,000 per
                         testing for UNIX, X-Window                        user

Test Management
Astra FastTrack......... Web-based defect tracking tool      January 2001  $595/concurrent user
                                                                           (limited to 10 users)
Astra SiteManager....... Visual Web site management tool     October 1996  No charge
TestDirector............ Automated test management system    November 1994 $12,000 for server and
                         for QA workgroups                                 5 users

Monitoring Solutions
ActiveWatch............. Hosted performance monitoring       October 1999  $9,375/month
Topaz................... Web application performance         October 1999  $5,000/month
                         monitoring
Topaz Prism............. Web site monitoring from inside the October 2000  $3,333/month firewall

--------
* List prices vary according to system configuration and country where purchased. In addition, actual prices may vary from list prices.

Testing Solutions

 ActiveTest

   ActiveTest(TM) is the hosted load testing service that can conduct full-scale testing of Web sites in as little as 24 hours. Based on LoadRunner technology, ActiveTest can emulate the behavior of millions of users interacting with a Web application to identify bottlenecks and capacity constraints before the site goes live. This hosted service enables customers with minimal hardware, personnel or technical expertise to achieve rapid results. ActiveTest was initially introduced in 2000.

 Astra LoadTest

   Astra(R) LoadTest is an easy-to-use load testing tool that tests the scalability and performance of Web applications. With Astra LoadTest, users can emulate the traffic of thousands of real users to identify and isolate bottlenecks and optimize the user experience. Astra LoadTest was initially released in 1996.

 LoadRunner

   LoadRunner(R) is a load testing tool that predicts system behavior and performance. It exercises an entire enterprise infrastructure by emulating thousands of users to identify and isolate problems. LoadRunner's integrated real-time monitors enable organizations to minimize test cycles, optimize performance and accelerate application deployment. LoadRunner is available for Windows, Windows 95, Windows NT, UNIX and Linux. LoadRunner was initially released in 1993.

 Astra QuickTest

   Astra QuickTest(TM) is an icon-based tool that allows expert and novice testers to test the functionality of dynamically changing Web applications. By mirroring end user behavior, Astra QuickTest creates interactive customizable tests that simplify and shorten the testing cycle for complex Web environments. Astra QuickTest was initially released in 1998.

 WinRunner

   WinRunner(R) is an enterprise functional testing tool that verifies that applications work as expected. By capturing, verifying and replaying user interactions automatically, WinRunner identifies defects and ensures that business processes work flawlessly and remain reliable throughout the lifecycle. WinRunner is available for Windows 2000, Windows Me and Windows NT platforms. WinRunner was initially released in 1993.

 XRunner

   XRunner(R) automates functional testing to ensure X-Window-based applications work as expected. It records business processes into test scripts, supports script enhancements as the application is developed or updated, executes scripts, reports results and enables script reusability throughout an application's lifecycle. XRunner was initially released in 1991.

 Astra FastTrack

   Astra FastTrack(TM) is a fast, simple Web-based defect-tracking tool. It supports the process for end-to-end defect management, helping companies deliver higher quality applications. Astra FastTrack was initially released in 2001.

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

 TestDirector

   TestDirector(R) is a Web-based test management solution that globally coordinates testing across an organization. TestDirector integrates requirements management with test planning, test scheduling, test execution and defect tracking in a single application to accelerate the testing process. TestDirector was initially released in 1994.

Monitoring Solutions

 ActiveWatch

   ActiveWatch(TM) is a hosted service that monitors Web site performance around the clock to proactively identify and pinpoint problems within complex Web sites. Based on Topaz, ActiveWatch accurately measures the Web site user experience from various points across the globe to ensure peak performance 24x7. ActiveWatch was initially introduced in 1999.

 Topaz and Topaz Prism

   Topaz(TM) is a solution for monitoring, detecting and diagnosing Web application performance problems. It measures the end-user experience and correlates any performance issues with their root cause in the Web infrastructure. The Topaz family of application performance management solutions consists of Topaz ActiveAgent and Topaz Prism. These products alert customers to performance problems and provide the information needed to isolate their root cause and minimize the impact on users. By using Topaz, customers can optimize their Web site performance to ensure a positive end-user experience anytime, anywhere. Topaz was initially released in 1999.

Research and Development

   Since our inception in 1989, we have made substantial investments in research and product development. We believe that our success will depend in large part on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness and meet changing customer requirements.

   In addition to the teams developing testing and performance monitoring products and services, we maintain an advanced research group that is responsible for exploring new directions and applications of core technologies, migrating new technologies into the existing product lines and maintaining research relationships outside Mercury both within industry and academia. The research and development group also maintains relationships with third-party software vendors and with all major hardware vendors on whose platforms our products operate. Key development engineers are rotated to assignments in customer support positions in our major markets for periods ranging from three months to two years. This improves feedback from current customers and strengthens ties between the Customer Support Organization and the research and development group.

   Our primary research and development group is located near Tel Aviv, Israel. Performing research and development in Israel offers a number of strategic advantages. Our Israeli engineers typically hold advanced degrees in computer-related disciplines. Operation in Israel has allowed us to enjoy tax incentives from the government of Israel. Geographic proximity to Europe, a strategic market for Mercury, offers another key advantage.

   As of December 31, 2000, our research and development group consisted of 316 employees. Our research and development expenses were $32.0 million in 2000, $23.5 million in 1999 and $16.9 million in 1998. We anticipate that we will continue to commit substantial resources to research and development.

Marketing, Sales and Support

   We distribute our products and offer our services both directly, through our growing sales force, and indirectly, through our relationships with systems integrators and value-added resellers.

 Direct Sales

   We sell our products primarily through our direct sales organization. We employ technically proficient salespeople and highly skilled field application engineers capable of serving the sophisticated needs of prospective customers. Our direct sales organization includes our cybersales group which is focused on selling ActiveWatch and ActiveTest hosted services. As of December 31, 2000, our direct sales organization consisted of 561 employees.

   We have 23 sales and support centers throughout the United States. Internationally, our subsidiaries operate 20 sales and support offices located in Canada, Brazil, Europe, Israel, South Africa and the Pacific Rim. We also market our products through international distributors in some markets.

   International sales represented 32% of our total revenues in 2000, 34% in 1999 and 35% in 1998, respectively. We expect that in future periods, international sales will continue to account for a significant portion of our total revenue.

 Indirect Distribution Channels

   We derive a substantial portion of our revenue from sales of our products through indirect distribution channels such as systems integrators and value-added resellers, including Accenture, Computer Sciences Corporation, Ernst & Young, IBM Global Services, IXL, Inventa, Primix Solutions, Viant and ZEFER.

   We also target alternative distribution channels to complement our traditional direct and indirect channels. Our Astra family of products is now offered over the Internet. We also have private-labelling arrangements with application service providers (ASPs), Internet service providers (ISPs) and independent software vendors (ISVs) who incorporate our hosted services into their offerings.

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

   Pre-sales support is provided by sales personnel and post-sales support is provided by our Customer Support Organization through training and consulting engagements and renewable annual maintenance contracts. As of December 31, 2000, our Customer Support Organization consisted of 254 employees. The maintenance contracts provide for technical and emergency support as well as software upgrades, on an "if and when available" basis. When our local sales and support offices are unable to solve a problem, our engineers and product developers in Israel work with the support personnel. By taking advantage of time differences, we can provide support around the clock, ensuring prompt resolution of problems.

 Pricing

   We license our software to customers under non-exclusive license agreements that generally restrict use of the products to internal purposes at a specified site. We typically license software products to either allow up to a set number of users to access the software on a network at any one time, using any workstation attached to that network, or to allow use of the software on designated computers or workstations. In addition, our hosted services, our APM products and some of our testing products are priced based on usage, such as the number of transactions monitored, number of virtual users emulated per day, or period of usage.

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

Competition

   The market for testing and performance monitoring products and services is extremely competitive, dynamic, and subject to frequent technological change. There are few substantial barriers of entry in our market. In addition, the use of the Internet for a growing range of Web applications is a recent and emerging phenomenon. The Internet has further reduced these barriers of entry, allowing other companies to compete with us in the testing and application performance management markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

   In the market for solutions for testing of applications, our principal competitors include Compuware, Empirix, Radview, Rational Software and Segue Software. In the new and rapidly changing market for application performance management solutions, our competitors include providers of hosted services such as BMC Software, Keynote Systems and Service Metrics (a division of Exodus Communications), and emerging companies such as Freshwater Software. In addition, we face potential competition in this market from existing providers of testing solutions such as Segue. Finally, in both the market for testing solutions and the market for application performance management solutions, we face potential competition from established providers of systems and network management software such as Computer Associates.

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

Patents, Trademarks and Licenses

   We rely on a combination of patents, copyrights, trademarks, service marks, and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. The source code for our products is protected both as a trade secret and as an unpublished copyrighted work. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

   We rely on software that we license from third parties for certain components of our products. For example, we use software that we license from RealNetworks and Microsoft to support the ability of our products to test and monitor the performance of streaming media Web applications. In the future, we may license other third party technologies to enhance our products and meet evolving customer needs. The failure to license any necessary technology, or to maintain our existing licenses, could result in reduced demand for our products.

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

   We hold seven patents for elements contained in some of our products, and we have filed several other U.S. and foreign patent applications on various elements of our products. Our patent applications may not result in issued patents and, if issued, such patents may not be upheld if challenged.

   Although we believe that our products and other proprietary rights do not infringe upon the proprietary rights of third parties, third parties may assert intellectual property infringement claims against us in the future. Any such claims may result in costly, time-consuming litigation and may require us to enter into royalty or cross-license arrangements.

Personnel

   As of December 31, 2000, we had a total of 1,418 employees, of which 634 were based in the Americas and 784 were based internationally. Of the total, 941 were engaged in marketing, sales and related customer support services, 316 were in research and development, and 161 were in general and administrative and operations support functions. Our success depends in significant part upon the performance of our senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel, is intense in the software and technology industry. We may not be able to recruit and retain key sales, technical and managerial employees. Our failure to attract, assimilate or retain highly qualified sales, technical and managerial personnel could seriously harm our business. None of our employees is represented by a labor union, and we have never experienced any work stoppages.

   Our executive officers as of March 1, 2001 are as follows:

    Name                 Age                                 Position
    ----                 ---                                 --------
Amnon Landan............  42 President, Chief Executive Officer and Chairman of the Board of Directors
Kenneth Klein...........  41 Chief Operating Officer and Director
Sharlene Abrams.........  43 Chief Financial Officer and Vice President of Finance and Administration
Moshe Egert.............  36 President of European Operations
Douglas Smith...........  49 Executive Vice President of Corporate Development

   Mr. Amnon Landan has served as our President and Chief Executive Officer since February 1997, has served as Chairman of the Board of Directors since July 1999, and has been a director since February 1996. From October 1995 to January 1997, he served as President, and from March 1995 to September 1995, he served as President of North American Operations. He served as Chief Operating Officer from August 1993 until March 1995. From December 1992 to August 1993, he served as our Vice President of Operations and from June 1991 to December 1992, he served as Vice President of Research and Development. From November 1989 to June 1991, he served with us in various technical positions.

   Mr. Kenneth Klein has served as our Chief Operating Officer since January 2000 and a member of the Board of Directors since July 2000. He served as President of North American Operations from July 1998 until December 1999. From April 1995 to July 1998, he served as Vice President of North American Sales. From May 1992 to March 1995, he served as our Western Area Sales Manager. From March 1990 to May 1992, he served as Regional Sales Manager for Interactive Development Environments, a CASE tool company. He has served as a director of Tumbleweed Communications Corporation since February 2000.

   Ms. Sharlene Abrams has served as our Chief Financial Officer and Vice President of Finance and Administration since November 1993. From 1988 to November 1993, she was employed at Price Waterhouse LLP, most recently as a senior manager. Between 1978 and 1988, she held various finance and accounting positions in other public companies and in public accounting. She is a certified public accountant.

   Mr. Moshe Egert has served as our President of European Operations since July 1999. From July 1996 to June 1999, he served as our Vice President of European Operations. From February 1994 to June 1996, he served as our Director of European Marketing. From October 1990 through January 1994, he served with us in several management and technical positions.

   Mr. Douglas Smith has served as our Executive Vice President of Corporate Development since May 2000. From September 1996 to May 2000, he served in various positions with Chase H&Q, most recently as Managing Director and co-head of the Internet Group. From September 1994 to September 1996, he was the Chief Financial Officer and Executive Vice President of Strategy for ComputerVision Corporation.

Item 2. Properties

   We are headquartered in Sunnyvale, California in two buildings that we own with a total square footage of 105,500. At the end of 2000, we purchased 26,000 and 24,000 square foot buildings in Sunnyvale, which will serve as additional headquarters, sales, and operations facilities.

   Our research and development activities are conducted by our subsidiary in Israel in a 78,000 square foot building that we own. During 1999, we purchased an additional parcel of land in Israel, and have since begun construction of a second research and development facility.

   Our field sales and support operations occupy leased facilities in 21 locations in the United States, one location in Canada, one location in Brazil, 15 locations in Europe, one location in Israel, one location in South Africa and five locations in the Pacific Rim.

   We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings

   There are presently no legal proceedings pending, other than routine litigation incidental to our business, to which we are a party or to which any of our properties is subject.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted during the fourth quarter of 2000 to a vote of the holders of our common stock through the solicitation of proxies or otherwise.

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

                                                                  High    Low
                                                                 ------- ------
   Year Ended December 31, 1999
     First Quarter.............................................. $ 19.97 $10.75
     Second Quarter.............................................   19.94  10.50
     Third Quarter..............................................   34.41  17.31
     Fourth Quarter.............................................   55.13  30.94
   Year Ended December 31, 2000
     First Quarter.............................................. $134.50 $40.13
     Second Quarter.............................................  110.38  45.00
     Third Quarter..............................................  159.75  81.63
     Fourth Quarter.............................................  162.50  57.88

   The prices shown in the table above reflect the two-for-one splits of our common stock, each of which were distributed as stock dividends to our stockholders, on February 26, 1999 and February 11, 2000.

Holders of Record

   On February 28, 2001, there were approximately 64,500 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

   We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

                                              Year ended December 31,
                                     ------------------------------------------
                                       2000     1999     1998    1997    1996
                                     -------- -------- -------- ------- -------
                                      (in thousands, except per share amounts)
Consolidated Statements of
 Operations Data:
Revenues:
  License........................... $216,100 $130,900 $ 84,450 $56,683 $43,270
  Service...........................   90,900   56,800   36,550  20,017  11,280
                                     -------- -------- -------- ------- -------
    Total revenues..................  307,000  187,700  121,000  76,700  54,550
                                     -------- -------- -------- ------- -------
Cost of revenues:
  License...........................   17,138    7,736    6,291   4,351   3,419
  Service...........................   24,679   16,957   10,500   5,849   2,968
                                     -------- -------- -------- ------- -------
    Total cost of revenues..........   41,817   24,693   16,791  10,200   6,387
                                     -------- -------- -------- ------- -------
Gross profit........................  265,183  163,007  104,209  66,500  48,163
                                     -------- -------- -------- ------- -------
Operating expenses:
  Research and development, net.....   32,042   23,484   16,907  11,333   9,670
  Write off of in-process research
   and development and related
   expenses.........................      --       --       --    5,500     --
  Marketing and selling.............  151,897   89,874   58,186  37,355  29,630
  General and administrative........   17,831   11,662    8,780   6,736   4,246
  Settlement of litigation..........      --       --       --      --    2,600
  Merger related expenses...........      --     2,000      --      --      --
                                     -------- -------- -------- ------- -------
    Total operating expenses........  201,770  127,020   83,873  60,924  46,146
                                     -------- -------- -------- ------- -------
Income from operations..............   63,413   35,987   20,336   5,576   2,017
Other income, net...................   17,462    6,026    4,640   3,083   3,375
                                     -------- -------- -------- ------- -------
Income before provision for income
 taxes..............................   80,875   42,013   24,976   8,659   5,392
Provision for income taxes..........   16,175    8,869    5,451   2,927   1,157
                                     -------- -------- -------- ------- -------
Net income.......................... $ 64,700 $ 33,144 $ 19,525 $ 5,732 $ 4,235
                                     ======== ======== ======== ======= =======
Net income per share (basic)........ $   0.81 $   0.44 $   0.28 $  0.09 $  0.07
                                     ======== ======== ======== ======= =======
Net income per share (diluted)...... $   0.70 $   0.39 $   0.25 $  0.08 $  0.06
                                     ======== ======== ======== ======= =======
Weighted average common shares
 (basic)............................   79,927   76,112   70,654  65,494  63,634
                                     ======== ======== ======== ======= =======
Weighted average common shares and
 equivalents (diluted)..............   91,938   85,208   78,818  68,458  66,254
                                     ======== ======== ======== ======= =======

                                                   December 31,
                                   --------------------------------------------
                                     2000     1999     1998     1997     1996
                                   -------- -------- -------- -------- --------
Consolidated Balance Sheet Data:
Working capital................... $552,938 $137,066 $ 97,288 $ 87,733 $ 78,046
Total assets...................... $976,375 $297,218 $204,686 $143,663 $117,625
Stockholders' equity.............. $303,032 $199,531 $146,408 $112,120 $ 99,048

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "plans," "will," "may" and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors." Our business may have changed since the date hereof, and we undertake no obligation to update these forward-looking statements.

Overview

   We were incorporated in 1989, and began shipping automated software testing products in 1991. Since 1991, we have introduced a number of new products, and new versions of existing products, including products and versions designed for Web applications. We believe that a majority of customers that licensed our products in 2000 are using these products to test and monitor their Web applications. We also offer hosted load testing and monitoring services for Web applications.

Results of Operations

   The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

                                                                 Year ended
                                                                December 31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
   Revenues
     License..................................................  70%   70%   70%
     Service..................................................  30    30    30
                                                               ---   ---   ---
       Total revenues ........................................ 100   100   100
                                                               ---   ---   ---
   Cost of revenues
     License..................................................   6     4     5
     Service..................................................   8     9     9
                                                               ---   ---   ---
       Total cost of revenues ................................  14    13    14
                                                               ---   ---   ---
   Gross profit...............................................  86    87    86
                                                               ---   ---   ---
   Operating expenses:
     Research and development, net............................  10    13    14
     Marketing and selling....................................  49    48    48
     General and administrative...............................   6     6     7
     Merger related expenses.................................. --      1   --
                                                               ---   ---   ---
       Total operating expenses...............................  65    68    69
                                                               ---   ---   ---
   Income from operations.....................................  21    19    17
   Other income, net..........................................   5     3     4
                                                               ---   ---   ---
   Income before provision for income taxes...................  26    22    21
                                                               ---   ---   ---
   Provision for income taxes.................................   5     5     5
                                                               ---   ---   ---
   Net income.................................................  21%   17%   16%
                                                               ---   ---   ---

 Revenue

   License revenue increased to $216.1 million in 2000 from $130.9 million in 1999 and $84.5 million in 1998. Our growth in license revenue is attributable primarily to growth in license fees from our LoadRunner, WinRunner and TestDirector products, as well as revenue from our new application performance management and MSP offerings.

   Service revenue increased to $90.9 million in 2000 from $56.8 million in 1999 and $36.6 million in 1998. The increase in service revenue in 2000 compared to 1999 and 1998 is a result of new maintenance contracts accompanying the growth in license revenue as well as renewals of existing maintenance contracts. We expect that service revenue will continue to increase in absolute dollars as long as our customer base continues to grow.

 Cost of revenue

   License cost of revenue includes costs of materials, product packaging, equipment depreciation, production personnel, and costs associated with our MSP. License cost of revenue as a percentage of license revenue increased to 8% in 2000 from 6% in 1999 and 7% in 1998. The increase was primarily due to the investment in the headcount, capital equipment and Internet service fees for our MSP.

   Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. Service cost of revenue increased to $24.7 million in 2000 from $17.0 million in 1999 and $10.5 million in 1998. As a percentage of service revenue, it decreased to 27% in 2000 from 30% in 1999 and 29% in 1998. The absolute dollar increase in service cost of revenue in 2000 as compared to 1999 was primarily due to an increase in personnel-related costs of $5.0 million reflecting growth in customer support and consulting headcount from 156 at December 31, 1999 to 254 at December 31, 2000 and a $2.1 million increase in training and consulting outsourcing expense.

 Research and development, net

   Research and development expense consists primarily of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures, and comprised primarily of employee salaries and related costs, consulting costs, equipment depreciation and facilities expenses. For the year ended December 31, 2000, research and development, net was $32.0 million, or 10% of total revenue, an increase from $23.5 million, or 13% of total revenue in 1999, and $16.9 million, or 14% of total revenue in 1998. The increase in absolute dollars of research and development spending in 2000 as compared to 1999 reflected primarily increased research and development headcount from 226 at December 31, 1999 to 316 at December 31, 2000 and increased salaries of research and development engineers.

   Research and development expense is reported net of research grants received from the government of Israel, and includes royalty expense for obligations to the government of Israel for sales of products developed under government-funded research. No grants were obtained from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade during 2000 and 1999. Research grants received amounted to $1.6 million in 1998. We were not obligated to repay these grants; however, we agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. There was no royalty expense under these agreements for the year ended December 31, 2000. Royalty expense amounted to approximately $2.7 million for each of the years ended December 31, 1999 and 1998. As of December 31, 2000, we had no outstanding royalty obligations. We have not applied for, nor do we anticipate applying for, any future grants from the Office of the Chief Scientist.

 Marketing and selling

   Marketing and selling expense consists primarily of employee salaries and related costs, commissions, facilities expenses and marketing programs. Marketing and selling expenses were $151.9 million, or 49% of total revenue, in 2000, compared to $89.9 million in 1999 and $58.2 million in 1998, both 48% of total revenue. The increase in expenses in 2000 as compared to 1999 was primarily due to an increase in personnel-related costs of $26.7 million reflecting growth in headcount from 377 at December 31, 1999 to 632 at December 31, 2000, including the increase in sales head count related to our cybersales organization and APM business. The increase in expenses in 2000 as compared to 1999 was also due to an increase in sales commissions of $17.9 million attributable to higher revenue, an increase in facilities and related costs of $2.4 million and an increase in spending on marketing programs of $7.4 million. We expect marketing and selling expenses to increase in absolute dollars as total revenue increases, but these expenses may vary as a percentage of revenue.

 General and administrative

   General and administrative expense consists primarily of employee salaries and related costs related to executive and finance personnel. General and administrative expense increased to $17.8 million, or 6% of total revenue in 2000, from $11.7 million, or 6% of total revenue in 1999 and $8.8 million, or 7% of total revenue in 1998. The increase in the absolute dollars is primarily due to increased staffing and associated costs necessary to manage and support our growing operations.

 Other income, net

   Other income, net consists primarily of interest income and expense and foreign exchange gains and losses. The increase in other income, net to $17.5 million in 2000 from $6.0 million in 1999 primarily reflected increased interest income from the proceeds of the issuance in July 2000, of convertible subordinated notes, net of interest expense on the notes.

 Provision for income taxes

   We have structured our operations in a manner designed to maximize income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire at various dates through 2010. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. See Note 4 of Notes to Consolidated Financial Statements and "--Risk Factors--We are subject to the risk of increased taxes."

 Merger-related expenses

   In connection with the acquisition of Conduct Ltd. in 1999, we incurred merger-related expenses of approximately $2.0 million, primarily relating to legal and accounting expenses, severance and the write-off of redundant facilities and equipment.

Liquidity and Capital Resources

   At December 31, 2000, our principal source of liquidity consisted of $782.4 million of cash and investments compared to $186.9 million at December 31, 1999 and $130.7 million at December 31, 1998. The December 31, 2000 balance included $402.4 million of short-term and $153.6 million of long-term investments in high quality financial, government, and corporate securities. In July 2000, we raised $485.4 million from the issuance of convertible subordinated notes with an aggregate principal amount of $500.0 million. The notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The notes are subordinated in right of payment to all of our future senior debt. The notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem our notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid in each redemption.

   During 2000, we generated $130.1 million cash from operating activities, compared to $61.1 million in 1999 and $39.5 million in 1998. The increase in 2000 compared to 1999 was due primarily to an increase in net income and increases in deferred revenue and accrued liabilities.

   Our primary investing activities were net purchases of investments of $482.5 million in 2000 and $39.7 million in 1999 compared to net proceeds from investments of $1.3 million in 1998. We also purchased property and equipment, which totaled $45.6 million in 2000, $23.9 million in 1999 and $15.0 million in 1998. Purchases of property and equipment in 2000 included $19.2 million for the purchase of two additional headquarters buildings in Sunnyvale, California, as well as $5.7 million for the renovation of existing headquarters buildings. In addition, we spent $8.2 million in 1999 and $1.5 million in 1998 for the purchase and renovation of headquarters buildings in Sunnyvale, California. We expect to spend an additional $7.0 million to complete the renovation of our newly purchased buildings in Sunnyvale. We spent $3.5 million in 2000, $8.3 million in 1999, and $5.7 million in 1998, for the purchase and construction of research and development facilities in Israel. We expect to spend approximately $10.0 million to complete the construction in Israel.

   Our primary financing activity consisted of issuance of the convertible subordinated notes and issuances of common stock under our stock option and stock purchase plans. Proceeds from issuance of stock under these plans, net of notes receivable issued and collected from issuance of stock, amounted to $26.2 million in 2000, $20.4 million in 1999 and $14.4 million in 1998.

   Assuming there is no significant change in our business, we believe that our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months. We also expect to satisfy our financing requirements through the incurrence of debt from time to time as we did in July 2000.

New Accounting Pronouncements

   In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers for one year the application of Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities-An Amendment of FASB No. 133" ("SFAS 138"). SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency translations and intercompany derivatives. We will adopt SFAS 138 in our year ended December 31, 2001. The adoption as of January 1, 2001 of SFAS 133, SFAS 137 and SFAS 138 did not have a material effect on our results of operations, financial position or cash flows.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), regarding (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. The Company's adoption of the provisions of FIN 44 has not had a material effect on our results of operations, financial position or cash flows.

Risk Factors

   In addition to the other information included in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business.

   Our future success depends on our ability to respond to rapid market and technological changes by introducing new products and services and continually improving the performance, features and reliability of our existing products and services and responding to competitive offerings. Our business will suffer if we do not successfully respond to rapid technological changes. The market for our software products is characterized by:

  . rapidly changing technology;

  . frequent introduction of new products and services and enhancements to existing products and services by our competitors;

  . increasing complexity and interdependence of Web-related applications;

  . changes in industry standards and practices; and

  . changes in customer requirements and demands.

   To maintain our competitive position, we must continue to enhance our existing software testing and application performance management products and services and to develop new products and services, functionality and technology that address the increasingly sophisticated and varied needs of our prospective customers. The development of new products and services, and enhancement of existing products and services, entail significant technical and business risks and require substantial lead-time and significant investments in product development. If we fail to anticipate new technology developments, customer requirements or industry standards, or if we are unable to develop new products and services that adequately address these new developments, requirements and standards in a timely manner, our products may become obsolete, our ability to compete may be impaired and our revenues could decline.

   We expect our quarterly revenues and operating results to fluctuate, and it is difficult to predict our future revenues and operating results. Our revenues and operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

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

  . the discretionary nature of our customers' purchase and budget cycles and changes in their budgets for software and Web-related purchases;

  . changes in economic conditions affecting our customers or our industry;

  . the amount and timing of operating costs and capital expenditures relating to the expansion of our business;

  . deferrals by our customers of orders in anticipation of new products or services or product enhancements; and

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

   We have experienced seasonality in our revenues and earnings, with the fourth quarter of the year typically having the highest revenue and earnings for the year and higher revenue and earnings than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers and from the structure of our sales commission program. We expect this seasonality to continue in the future. In addition, our customers' decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. A slowdown in the economy may cause customers to reassess their immediate technology needs and to defer purchasing decisions, and accordingly could reduce demand for our products and services.

   Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. If our operating results are below the expectations of investors or securities analysts, the trading prices of our securities could decline.

   We expect to face increasing competition in the future, which could cause reduced sales levels and result in price reductions, reduced gross margins or loss of market share. The market for our testing and application performance management products and services is extremely competitive, dynamic and subject to frequent technological changes. There are few substantial barriers of entry in our market. In addition, the use of the Internet for a growing range of Web applications is a recent and emerging phenomenon. The Internet lowers the barriers of entry, allowing other companies to compete with us in the testing and application performance management markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

   In the market for solutions for testing of applications, our principal competitors include Compuware, Empirix, Radview, Rational Software and Segue Software. In the new and rapidly changing market for application performance management solutions, our competitors include providers of hosted services such as BMC Software, Keynote Systems and Service Metrics (a division of Exodus Communications), and emerging companies such as Freshwater Software. In addition, we face potential competition in this market from existing providers of testing solutions such as Segue. Finally, in both the market for testing solutions and the market for application performance management solutions, we face potential competition from established providers of systems and network management software such as Computer Associates.

   The software industry is increasingly experiencing consolidation, and this could increase the resources available to our competitors and the scope of their product offerings. Our competitors and potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies or make more attractive offers to distribution partners and to employees.

   If we fail to maintain our existing distribution channels and develop additional channels in the future, our revenues will decline. We derive a substantial portion of our revenues from sales of our products through distribution channels such as systems integrators, value-added resellers, ASPs, ISPs or ISVs. We expect that sales of our products through these channels will continue to account for a substantial portion of our revenues for the foreseeable future. We have also entered into private labelling arrangements with ASPs and an enterprise software company who incorporate our products and services into theirs. We may not experience increased revenues from these new channels, which could harm our business.

   The loss of one or more of our systems integrators, value-added resellers, ASPs, ISPs or ISVs, or any reduction or delay in their sales of our products and services could result in reductions in our revenue in future periods. In addition, our ability to increase our revenue in the future depends on our ability to expand our indirect distribution channels.

   Our dependence on indirect distribution channels presents a number of risks, including:

  . each of our systems integrators, value-added resellers, ASPs, ISPs or ISVs can cease marketing our products and services with limited or no notice and with little or no penalty;

  . our existing systems integrators, value-added resellers, ASPs, ISPs or ISVs may not be able to effectively sell any new products and services that we may introduce;

  . we may not be able to replace existing or recruit additional systems integrators, value-added resellers, ASPs, ISPs or ISVs if we lose any of our existing ones;

  . our systems integrators, value-added resellers, ASPs, ISPs or ISVs may also offer competitive products and services from third parties;

  . we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities; and

  . our systems integrators, value-added resellers, ASPs, ISPs or ISVs may not give priority to the marketing of our products and services as compared to our competitors' products.

   In March 1999, we entered into an agreement with Tivoli Systems, a subsidiary of IBM, for the joint development and marketing of a family of products for enterprise application performance management, incorporating elements of our technology, which would be marketed and sold only by Tivoli. Under this agreement, we agreed that as long as Tivoli continued to pay minimum royalties, we would not license this technology to any other party for purposes of developing a product similar to any developed under this agreement. In addition, we agreed that we would not enter into technology relationships to create similar products with specified competitors of Tivoli as long as Tivoli continued to agree to pay minimum royalties. In October 2000, Tivoli elected not to continue paying their required minimum royalties and the exclusive provisions of this agreement terminated. Tivoli continues to have the rights to market and sell these elements of our technology on a non-exclusive basis.

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

   We depend on our international operations for a substantial portion of our revenues. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, sales to customers outside the United States were approximately 32% in 2000, 34% in 1999 and 35% in 1998. In addition, we have substantial research and development operations in Israel. We face risks associated with our international operations, including:

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

   Because our research and development operations are primarily located in Israel, we may be affected by volatile economic, political and military conditions in that country and by restrictions imposed by that country on the transfer of technology. Our operations depend on the availability of highly skilled scientific and technical personnel in Israel. Our business also depends on trading relationships between Israel and other countries. In addition to the risks associated with international sales and operations generally, our operations could be adversely affected if major hostilities involving Israel should occur or if trade between Israel and its current trading partners were interrupted or curtailed.

   These risks are compounded due to the restrictions on our ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel, without the prior written consent of the government of Israel. If we are unable to obtain the consent of the government of Israel, we may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel. We have, in the past, obtained royalty-bearing grants from various Israeli government agencies. In addition, we participate in special Israeli government programs that provide significant tax advantages. The loss of, or any material decrease in these tax benefits, could negatively affect our financial results.

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

  . incur debt;

  . assume liabilities;

  . incur expenses for the impairment of the value of investments or acquired assets;

  . incur amortization expense related to intangible assets; or

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

   .difficulties entering markets in which we have no or limited prior experience; and

   .potential loss of key employees, particularly those of the acquired organizations.

   The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended March 2, 2001, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $156.75 to a low of $48.50. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

   Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and the trading prices of our securities could decline as a result.

   In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high-technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of software or Internet software companies could depress our stock price regardless of our operating results.

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

   In selling our products, we frequently rely on "shrink wrap" or "click wrap" licenses that are not signed by licensees. Under the laws of various jurisdictions, the provisions in these licenses limiting our exposure to potential product liability claims may be unenforceable. We currently carry errors and omissions insurance against such claims, however, we cannot assure you that this insurance will continue to be available on commercially reasonable terms, or at all, or that this insurance will provide us with adequate protection against product liability and other claims. In the event of a product liability claim, we may be found liable and required to pay damages which would seriously harm our business.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

   Our exposure to market rate risk for changes in interest is limited to our investment portfolio. Derivative financial instruments are not a part of our investment policy. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as "held to maturity." This classification does not expose the consolidated statement of income or balance sheet to fluctuation in interest rates. Information about our investment portfolio is presented in the table below, which states notional amounts and related weighted-average interest rates by year of maturity (in thousands):

                                                                         Fair
                                2001      2002    Thereafter  Total     Value
                              --------  --------  ---------- --------  --------
Cash Equivalents
  Fixed Rate................. $147,699       --      --      $147,699  $147,743
  Average Rate...............      6.3%      --      --           6.3%
  Variable Rate.............. $ 40,200       --      --      $ 40,200  $ 40,200
  Average Rate...............      5.6%      --      --           5.6%
Investments
  Fixed Rate................. $402,356  $153,623     --      $555,979  $557,573
  Average Rate...............      6.5%      6.3%    --           6.4%
                              --------  --------     ---     --------  --------
Total Investments............ $590,255  $153,623     --      $743,878  $745,516
                              --------  --------     ---     --------  --------
Average Rate.................      6.4%      6.3%    --           6.4%

   Our long-term investments include $68.3 million of government agency instruments which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

   The fair value of the our convertible subordinated debentures fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our creditworthiness. The fair market value of the convertible subordinated debentures as of December 31, 2000 was $522.6 million.

   A portion of our business is conducted in currencies other than the U.S. Dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenues.

   We have entered into forward foreign exchange contracts ("forward contracts") to hedge foreign currency denominated receivables due from certain European and Pacific Rim subsidiaries against fluctuations in exchange rates. We have not entered into forward contracts for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. The criteria we use for designating a forward contract as a hedge considers it's effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. The effect of an immediate 10% change in exchange rates would not have a material impact on our operating results or cash flows. We had outstanding forward contracts with notional amounts totaling approximately $13.0 million, $10.6 million and $3.4 million at December 31, 2000, 1999 and 1998, respectively. The open forward contracts at December 31, 2000 mature at various dates through December 2001 and are hedges of certain foreign currency transaction exposures in the Australian dollar, British pound, Danish Krone, French Franc, Euro, German Mark, Norwegian Kroner, Japanese Yen and Swedish Krona. The unrealized net gain on these forward contracts at December 31, 2000 totaled approximately $282,000.

Item 8. Financial Statements and Supplementary Data

   Financial statements required pursuant to this Item are presented beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   During the 24-month period preceding December 31, 2000 we neither changed accountants nor had disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

                                    PART III

   Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for May 15, 2001, and the information included in the proxy statement is incorporated herein by reference.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as a part of this report:

     1. Financial Statements.

   The following financial statements of Mercury Interactive Corporation are filed as a part of this report:

                                                                           Page
                                                                           ----
   Report of Independent Accountants.....................................  F-1
   Consolidated Balance Sheets at December 31, 2000 and 1999.............  F-2
   Consolidated Statements of Operations for the years ended December 31,
    2000, 1999 and 1998..................................................  F-3
   Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 2000, 1999 and 1998.....................................  F-4
   Consolidated Statements of Cash Flows for the years ended December 31,
    2000, 1999 and 1998..................................................  F-5
   Notes to Consolidated Financial Statements............................  F-6

     2. Schedules

   Financial statement schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. Exhibits

   Exhibit
   Number                                Description
   -------                               -----------
  3.1(1)     Certificate of Incorporation of Mercury Interactive, as amended and restated to date.

  3.2        Certificate of Amendment of the Restated Certificate of
             Incorporation.

  3.3(3)     By-laws of Mercury Interactive, as amended to date.

 10.1(4),(2) Amended and Restated 1989 Stock Option Plan and forms of Incentive
             Stock Option Agreement and NonstatutoryStock Option Agreement

 10.2(1)     Form of Directors' and Officers' Indemnification Agreement.

 10.3(4),(2) Form of 1998 Employee Stock Purchase Plan and form of Agreements.

 10.4(1)     401(k) Plan.

 10.5(5),(2) 1994 Directors' Stock Option Plan and form of Agreements.

 10.6(6),(2) Form of Change of Control Agreements entered into by Mercury
             Interactive with the Chairman, the Chief Executive Officer, the
             Executive Vice President of Corporate Development, the Chief
             Financial Officer, Chief Operating Officer and the President of
             European Operations.

 10.7(7),(2) Amended and Restated 2000 Supplemental Stock Option Plan.

 10.8(7),(2) Amended and Restated 1999 Stock Option Plan.

 10.9(9)     Preferred Share Purchase Rights Agreement.

 10.10(10)   Amendment to Rights Agreement dated March 31, 1999.

 10.11(11)   Amendment No. Two to Rights Agreement, dated May 19, 2000.

 Exhibit
  Number                               Description
 -------                               -----------
 10.12    Purchase and Sale Agreement by and between WHSUM Real Estate Limited
          Partnership and Mercury Interactive.

 10.13(8) Form of Note for Mercury Interactive 4.75% Convertible Subordinated
          Notes due July 1, 2007.

 10.14(8) Indenture between Mercury Interactive, as Issuer and Chase Manhattan
          Bank and Trust Company, National Association, as Trustee dated July
          3, 2000 related to Mercury Interactive 4.75% Convertible Subordinated
          Notes due July 1, 2007.

 10.15(8) Registration Rights Agreement among Mercury Interactive and Goldman,
          Sachs & Chase Securities Inc. and Deutsche Banc Securities Inc. dated
          June 27, 2000 related to the Mercury Interactive 4.75% Convertible
          Subordinated Notes due July 1, 2007.

 10.16(2) Amended and Restated Employment Agreement by and between Mercury
          Interactive and Douglas P. Smith effective as of August 28, 2000.

 21.1     Subsidiaries of Mercury Interactive.

 23.1     Consent of Independent Accountants.

 24.1     Power of Attorney (see page 30).

--------
 (1) Exhibits 3.1, 3.3, 10.2, and 10.4 are incorporated by reference to Exhibits 3.3, 3.4, 10.2, and 10.12, respectively, filed in response to
     Item 16(a), "Exhibits," of Mercury Interactive Registration Statement on Form S-1, as amended (File No. 33-68554), which was declared effective on October 29, 1993.
 (2) Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K.
 (3) Exhibit 3.3 is incorporated by reference to Exhibit 3.2 filed with the Form 10-Q for the three month period ended September June 30, 1999
 (4) Exhibits 10.1 and 10.3 are incorporated by reference to Exhibits 4.1 and
     4.3 filed with the Registration Statement on Form S- 8, No. 333-62125, filed with the Securities and Exchange Commission on August 24, 1998.
 (5) Exhibit 10.5 is incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarter ended September 30, 1994.
 (6) Exhibit 10.6 is incorporated by reference to Exhibit 10.26 filed with the Form 10-K for the year ended December 31, 1998.
 (7) Exhibits 10.7 and 10.8 are incorporated by reference to Exhibits 4.1 and
     4.2 filed with the Registration Statement on Form S-8, No. 333-56316, filed with the Securities and Exchange Commission on February 28, 2001.
 (8) Exhibits 10.13, 10.14 and 10.15 are incorporated by reference to Exhibits 4.1, 4.2 and 4.3, respectively, filed with the Form 10-Q for the quarter ended June 30, 2000.
 (9) Exhibit 10.9 is incorporated by reference to Exhibit 1 to Form 8-A, filed with the Securities and Exchange Commission on July 9, 1996.
(10) Exhibit 10.10 is incorporated by reference to Exhibit 1 to Form 8-A, Amendment No. 1, filed with the Securities and Exchange Commission on April 2, 1999.
(11) Exhibit 10.11 is incorporated by reference to Exhibit 1 to Form 8-A, Amendment No. 2, filed with the Securities and Exchange Commission on May 22, 2000.

   (b) Reports on Form 8-K

   No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mercury Interactive (s), Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2001                     Mercury Interactive Corporation

                                                   /s/ Sharlene Abrams,
                                          By: _________________________________
                                                      Sharlene Abrams
                                               Chief Financial Officer, Vice
                                                 President of Finance and
                                               Administration and Secretary

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Amnon Landan, Susan Skaer and/or Sharlene Abrams and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Amnon Landan              President, Chief Executive   March 15, 2001
______________________________________  Officer (Principal
             Amnon Landan               Executive Officer) and
                                        Chairman of the Board of
                                        Directors

       /s/ Sharlene Abrams             Chief Financial Officer      March 15, 2001
______________________________________  and Vice President,
           Sharlene Abrams              Finance and
                                        Administration (Principal
                                        Financial and Accounting
                                        Officer)

         /s/ Igal Kohavi               Director                     March 15, 2001
______________________________________
             Igal Kohavi

         /s/ Yair Shamir               Director                     March 15, 2001
______________________________________
             Yair Shamir

         /s/ Giora Yaron               Director                     March 15, 2001
______________________________________
             Giora Yaron

        /s/ Kenneth Klein              Director                     March 15, 2001
______________________________________
            Kenneth Klein

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mercury Interactive Corporation

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Mercury Interactive Corporation and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
January 15, 2001

                        MERCURY INTERACTIVE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $226,387  $113,346
  Short-term investments...................................  402,356    57,981
  Trade accounts receivable (net of allowance for doubtful
   accounts and sales returns of $8,229 and $5,533)........   62,989    40,399
  Other receivables........................................   13,233     6,325
  Prepaid expenses and other assets .......................   21,316    16,702
                                                            --------  --------
    Total current assets...................................  726,281   234,753
Long-term investments......................................  153,623    15,555
Property and equipment, net ...............................   82,895    46,910
Other assets, net..........................................   13,576       --
                                                            --------  --------
    Total assets........................................... $976,375  $297,218
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................... $ 12,931  $  8,469
  Accrued liabilities......................................   58,942    33,433
  Income taxes payable.....................................   23,797    19,945
  Deferred revenue.........................................   77,673    35,840
                                                            --------  --------
    Total current liabilities..............................  173,343    97,687
Convertible subordinated notes.............................  500,000       --
                                                            --------  --------
    Total liabilities......................................  673,343    97,687
                                                            --------  --------
Commitments and contingencies (Note 5)
Stockholders' equity:
  Common stock, par value $.002 per share, 240,000 shares
   authorized; 81,129 and 78,090 shares issued and
   outstanding.............................................      162       156
  Capital in excess of par value...........................  190,232   148,826
  Notes receivable from issuance of stock..................   (7,528)   (5,090)
  Accumulated other comprehensive loss.....................   (1,415)   (1,242)
  Retained earnings........................................  121,581    56,881
                                                            --------  --------
    Total stockholders' equity.............................  303,032   199,531
                                                            --------  --------
                                                            $976,375  $297,218
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Year ended December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    -------- -------- --------
Revenues:
  License ......................................... $216,100 $130,900 $ 84,450
  Service .........................................   90,900   56,800   36,550
                                                    -------- -------- --------
    Total revenues ................................  307,000  187,700  121,000
                                                    -------- -------- --------
Cost of revenues:
  License .........................................   17,138    7,736    6,291
  Service .........................................   24,679   16,957   10,500
                                                    -------- -------- --------
    Total cost of revenues ........................   41,817   24,693   16,791
                                                    -------- -------- --------
Gross profit ......................................  265,183  163,007  104,209
                                                    -------- -------- --------
Operating expenses:
  Research and development, net ...................   32,042   23,484   16,907
  Marketing and selling ...........................  151,897   89,874   58,186
  General and administrative ......................   17,831   11,662    8,780
  Merger related expenses .........................      --     2,000      --
                                                    -------- -------- --------
    Total operating expenses ......................  201,770  127,020   83,873
                                                    -------- -------- --------
Income from operations ............................   63,413   35,987   20,336
Other income, net .................................   17,462    6,026    4,640
                                                    -------- -------- --------
Income before provision for income taxes ..........   80,875   42,013   24,976
Provision for income taxes ........................   16,175    8,869    5,451
                                                    -------- -------- --------
Net income ........................................ $ 64,700 $ 33,144 $ 19,525
                                                    ======== ======== ========
Net income per share (basic) ...................... $   0.81 $   0.44 $   0.28
                                                    ======== ======== ========
Net income per share (diluted) .................... $   0.70 $   0.39 $   0.25
                                                    ======== ======== ========
Weighted average common shares (basic) ............   79,927   76,112   70,654
                                                    ======== ======== ========
Weighted average common shares and equivalents
 (diluted) ........................................   91,938   85,208   78,818
                                                    ======== ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                    Notes
                                         Capital  receivable           Accumulated
                          Common stock  in excess    from                 other
                          -------------  of par    issuance  Retained comprehensive Stockholders' Comprehensive
                          Shares Amount   value    of stock  earnings     loss         equity     income (loss)
                          ------ ------ --------- ---------- -------- ------------- ------------- -------------
Balance at December 31,
 1997...................  66,954  $134  $108,198   $   --    $  4,212    $  (424)     $112,120
Net income..............     --    --        --        --      19,525        --         19,525       $19,525
Currency translation
 adjustments............     --    --        --        --         --        (351)         (351)         (351)
                                                                                                     -------
Comprehensive income....                                                                             $19,174
                                                                                                     =======
Stock issued under stock
 option and employee
 stock purchase plans...   6,300    12    16,266    (5,130)       --         --         11,148
Pooling of interests
 acquisition............     736     2     3,964       --         --         --          3,966
                          ------  ----  --------   -------   --------    -------      --------
Balance at December 31,
 1998...................  73,990   148   128,428    (5,130)    23,737       (775)      146,408
Net income..............     --    --        --        --      33,144        --         33,144       $33,144
Currency translation
 adjustments............     --    --        --        --         --        (467)         (467)         (467)
                                                                                                     -------
Comprehensive income....                                                                             $32,677
                                                                                                     =======
Collection of notes
 receivable.............     --    --        --        387        --         --            387
Stock issued under stock
 option and employee
 stock purchase plans...   4,100     8    20,398      (347)       --         --         20,059
                          ------  ----  --------   -------   --------    -------      --------
Balance at December 31,
 1999...................  78,090   156   148,826    (5,090)    56,881     (1,242)      199,531
Net income..............     --    --        --        --      64,700        --         64,700       $64,700
Currency translation
 adjustments............     --    --        --        --         --        (173)         (173)         (173)
                                                                                                     -------
Comprehensive income....                                                                             $64,527
                                                                                                     =======
Tax benefit from stock
 options................     --    --     12,805       --         --         --         12,805
Collection of notes
 receivable.............     --    --        --      2,314        --         --          2,314
Stock issued under stock
 option and employee
 stock purchase plans...   3,039     6    28,601    (4,752)       --         --         23,855
                          ------  ----  --------   -------   --------    -------      --------
Balance at December 31,
 2000...................  81,129  $162  $190,232   $(7,528)  $121,581    $(1,415)     $303,032
                          ======  ====  ========   =======   ========    =======      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year ended December 31,
                                                 -----------------------------
                                                   2000       1999      1998
                                                 ---------  --------  --------
Cash flows from operating activities:
  Net income ................................... $  64,700  $ 33,144  $ 19,525
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization ................     9,624     6,063     4,223
  Loss on retirement of property and equipment
   .............................................       337       121       --
  Deferred income taxes, net ...................    (2,340)   (2,802)   (1,840)
  Tax benefit from exercise of stock options ...    12,805       --        --
  Changes in assets and liabilities:
    Trade accounts receivable...................   (23,841)  (12,349)   (4,006)
    Other receivables...........................    (6,952)     (428)   (4,034)
    Prepaid expenses and other assets...........    (2,079)   (3,277)   (1,879)
    Accounts payable............................     4,702     4,076       803
    Accrued liabilities ........................    25,873    16,164     5,309
    Income taxes payable........................     4,654     8,688     8,373
    Deferred revenue ...........................    42,634    11,718    13,030
                                                 ---------  --------  --------
      Net cash provided by operating activities
       .........................................   130,117    61,118    39,504
                                                 ---------  --------  --------
Cash flows from investing activities:
  Maturity of investments ......................   275,860    28,616    35,128
  Purchases of investments .....................  (758,333)  (68,325)  (33,826)
  Acquisition of property and equipment ........   (45,568)  (23,897)  (15,040)
                                                 ---------  --------  --------
      Net cash used in investing activities ....  (528,041)  (63,606)  (13,738)
                                                 ---------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of convertible
   subordinated notes ..........................   500,000       --        --
  Proceeds from issuance of common stock, net ..    28,607    20,406    19,494
  Debt issuance costs ..........................   (14,620)      --        --
  Notes receivable from issuance of common
   stock........................................    (4,752)     (347)   (5,130)
  Notes receivable collected from issuance of
   common stock.................................     2,314       387       --
                                                 ---------  --------  --------
      Net cash provided by financing activities
       .........................................   511,549    20,446    14,364
                                                 ---------  --------  --------
Effect of exchange rate changes on cash.........      (584)   (1,448)     (585)
                                                 ---------  --------  --------
Net increase in cash ...........................   113,041    16,510    39,545
Cash and cash equivalents at beginning of year
 ...............................................   113,346    96,836    57,291
                                                 ---------  --------  --------
Cash and cash equivalents at end of year ....... $ 226,387  $113,346  $ 96,836
                                                 =========  ========  ========
Supplemental Disclosure:
Cash paid during the year for income taxes ..... $   2,008  $  1,354  $  1,365

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

   Mercury Interactive Corporation (the "Company") develops, markets and supports performance management solutions that enable businesses to test and monitor their Web site and other applications.

   The Company acquired Conduct Ltd. on November 30, 1999, which was accounted for as a pooling of interests. The consolidated financial statements for each of the two years ended December 31, 1999 and 1998 and the accompanying notes reflect the results of operations as if the acquired entity was a wholly-owned subsidiary since its inception (see Note 8).

 Basis of presentation

   The Company has a wholly-owned research and development and sales subsidiary incorporated in Israel and sales subsidiaries in Brazil, Canada, Europe, South Africa and the Pacific Rim for marketing, distribution and support of products and services. In February 2000, the Company formed a wholly-owned subsidiary to offer its hosted Web site performance monitoring service, ActiveWatch, and its hosted Web site load testing service, ActiveTest. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Use of estimates

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

 Foreign currency translation

   The functional currency of the Company's subsidiary in Israel is the U.S. dollar. Assets and liabilities in Israel are translated at year-end exchange rates, except for property and equipment, which is translated at historical rates. Revenues and expenses are translated at average exchange rates in effect during the year, except for costs related to those balance sheet items, which are translated at historical rates. Foreign currency translation gains and losses, which have not been material to date for this subsidiary, are included in the consolidated statements of operations.

   The functional currencies of all other subsidiaries are the local currencies. Accordingly, all assets and liabilities of these subsidiaries are translated at the current exchange rate at the end of the period and revenues and costs at average exchange rates in effect during the period. The gains and losses from translation of these subsidiaries' financial statements are recorded as other accumulated comprehensive income and included as a separate component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

 Derivative financial instruments

   The Company enters into forward foreign exchange contracts ("forward contracts") to hedge foreign currency denominated intercompany receivables against fluctuations in exchange rates. The Company does not enter into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains

                        MERCURY INTERACTIVE CORPORATION
and losses on the underlying transactions. The Company had outstanding forward contracts with notional amounts totaling approximately $13.0 million, $10.6 million and $3.4 million at December 31, 2000, 1999 and 1998, respectively. The open forward contracts at December 31, 2000 mature at various dates through December 2001 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Krone, French Franc, Euro, German Mark, Norwegian Kroner, Japanese Yen and Swedish Krona. The unrealized net gain on the Company's forward contracts at December 31, 2000 was approximately $282,000.

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

   The portfolio of short-term and long-term investments (including cash and cash equivalents) consisted of the following (in thousands):

                                                                December 31,
                                                              -----------------
   Investment Type                                              2000     1999
   ---------------                                            -------- --------
   Cash and interest bearing demand deposits................. $ 50,126 $ 34,275
   Corporate debt securities.................................  462,108   86,593
   Municipal securities......................................  112,973   52,670
   U.S. treasury and agency securities.......................  157,159   13,344
                                                              -------- --------
     Total................................................... $782,366 $186,882
                                                              ======== ========

 Revenue recognition

   Revenues are derived from product licensing fees, and from maintenance support services, training and consulting. Effective January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), with the exception of the provisions deferred by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" ("SOP 98-4"). Effective January 1, 1999 the Company adopted SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition" ("SOP 98-9"). In accordance with the adopted provisions of SOP 97-2 and SOP 98-9, the Company records revenues from software licenses when a license agreement is signed by both parties, the fee is fixed and determinable, collection of the fee is probable and delivery of the product has occurred. If an element of the arrangement had not been delivered, revenues for the element are deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist, all revenues are deferred until sufficient objective evidence exists or all elements have been delivered. Payments received in advance of revenue

                        MERCURY INTERACTIVE CORPORATION
recognition are recorded as deferred revenue. Revenues from hosted services and the Company's application performance management products are recognized ratably over the term of the related agreements. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the period of the contract. Payments for maintenance fees are generally made in advance, are nonrefundable and are classified as deferred revenue. Revenues for training and consulting services are recognized as the services are provided.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company applied the provisions of SAB 101 to all revenue transactions for fiscal 2000. SAB 101 has not had a material impact on the results of operations, financial position or cash flows of the Company.

   In accordance with the provisions of Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB 29"), the Company records barter transactions at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. To date, revenues from barter transactions have been insignificant and represent less than 1% of net revenues.

 Property and equipment

   Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of assets, which are five to seven years for office furniture and equipment, two to five years for computers and related equipment, four to ten years for leasehold improvements, or the term of the lease, whichever is shorter, and thirty years for buildings.

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

 Internal use software

   The Company recognizes software development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company capitalizes substantially all external costs related to the purchase and implementation of software projects used for business operations. Capitalized software costs primarily include purchased software and external consulting fees. The Company expenses all costs incurred that relate to the planning and post-implementation phases of the software project. Capitalized costs are amortized over the estimated useful life of the product.

 Research and development

   In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," all costs incurred to establish the

                        MERCURY INTERACTIVE CORPORATION
technological feasibility of a computer product to be sold, leased or otherwise marketed are expensed as research and development costs. Costs incurred subsequent to the establishment of technological feasibility, and prior to the general release of the product to the public are capitalized. Amortization of capitalized software development costs is provided on a product-by-product basis using the straight-line method over the estimated economic life of the products of two years. During 2000, 1999 and 1998, no software development costs were capitalized because the costs incurred subsequent to achieving technological feasibility and before the general release of our products were not significant. There were no amortization charges included in cost of license revenues in 2000, $585,000 in 1999 and $600,000 in 1998.

   Research and development expense is reported net of research grants received from the government of Israel, and includes royalty expense for obligations to the government of Israel for sales of products developed under government-funded research. No grants were obtained from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade ("the Chief Scientist") during 2000 and 1999. Research grants received amounted to $1.6 million in 1998. The Company was not obligated to repay these grants; however, the Company agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. There was no royalty expense under these agreements for the year ended December 31, 2000. Royalty expense amounted to approximately $2.7 million for each of the years ended December 31, 1999 and 1998. As of December 31, 2000, the Company had no outstanding royalty obligations. The Company has not applied for, nor does it anticipate applying for, any future Chief Scientist grants.

 Stock-based compensation

   The Company accounts for stock-based compensation using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company's policy is to grant options with an exercise price equal to the quoted market price of its stock on the grant date. Accordingly, no compensation cost has been recognized in the statements of operations. Additional pro forma disclosure is provided as required under Statement of Financial Accounting Standard No.123 ("SFAS 123"), "Accounting for Stock-based Compensation" (see
Note 3). The Company has not issued stock options to non-employees.

 Concentration of credit risks

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable. The Company invests primarily in money market accounts and marketable securities and places its investments with high quality financial, government or corporate institutions. Accounts receivables are derived from sales to customers located primarily in the United States, Brazil, Canada, Europe, Pacific Rim and Israel. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. No customer accounted for more than 10% of accounts receivable or revenue in 2000, 1999 or 1998.

 Fair value of financial instruments

   The carrying amount of the Company's financial instruments, including cash, cash equivalents, investments, accounts receivable and accounts payable approximates their respective fair values due to the short maturities of these financial instruments. Changes in the fair value of the Company's foreign currency forward contracts ("forward contracts") are generally offset by changes in the value of the underlying exposures being hedged.

   The fair value of the Company's convertible subordinated debentures was $522.6 million at December 31, 2000, based on quoted market price.

                        MERCURY INTERACTIVE CORPORATION

 Net income per share

   Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, utilizing the treasury stock method. For the years ended December 31, 2000, 1999 and 1998, dilutive potential common shares outstanding reflects shares issuable under our stock option plans. Share and per share amounts reflect the effect of the two-for-one stock split distributed to stockholders on February 11, 2000. The following table summarizes the Company's earnings per share computations for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share amounts):

                                                       Year ended December 31,
                                                       -----------------------
                                                        2000    1999    1998
                                                       ------- ------- -------
   Numerator:
     Net income....................................... $64,700 $33,144 $19,525
                                                       ======= ======= =======
   Denominator:
     Denominator for basic net income per share--
      weighted average shares.........................  79,927  76,112  70,654
     Incremental common shares attributable to shares
      issuable under employee stock plans.............  12,011   9,096   8,164
                                                       ------- ------- -------
     Denominator for diluted net income per share--
      weighted average shares.........................  91,938  85,208  78,818
                                                       ======= ======= =======
     Net income per share--basic...................... $  0.81 $  0.44 $  0.28
                                                       ======= ======= =======
     Net income per share--diluted.................... $  0.70 $  0.39 $  0.25
                                                       ======= ======= =======

   At December 31, 2000, 1999 and 1998, options to purchase a total of 314,250 shares of common stock with an exercise price of $107.37, 504,000 shares of common stock with an exercise price of $38.50, and 280,000 shares of common stock with an exercise price of $9.91, respectively, were not included in diluted earnings per share because the impact is considered anti-dilutive. The 4,494,000 shares of common stock reserved for issuance upon conversion of the outstanding convertible subordinated notes issued in 2000 were not included in diluted earnings per share because the assumed conversion would be antidilutive.

 Reclassifications

   Information technology expenses of $1.7 million in 1999 and $1.3 million in 1998 were reclassified from cost of revenues into selling and marketing and general and administrative expenses to reflect similar allocations made in the current year presentation.

 Comprehensive income

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Comprehensive income has been included in the Consolidated Statements of Stockholders' Equity for all periods.

                        MERCURY INTERACTIVE CORPORATION

 Segment reporting

   Effective January 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. During each of the three years ended December 31, 2000, 1999 and 1998, the Company's management considered its business activities to be focused on the license of its products and related services to end user customers. Since management's primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in one segment. Information related to geographic segments is included in Note 7.

 New accounting pronouncements

   In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers for one year the application of Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities-An Amendment of FASB No. 133" ("SFAS 138"). SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency translations and intercompany derivatives. The Company will adopt SFAS 138 in its year ended December 31, 2001. The adoption as of January 1, 2001, of SFAS 133, SFAS 137 and SFAS 138 did not have a material effect on the Company's results of operations, financial position or cash flows.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), regarding (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occured after either December 15, 1998, or January 12, 2000. The Company's adoption of the provisions of FIN 44 has not had a material effect on the Company's results of operations, financial position or cash flows.

                        MERCURY INTERACTIVE CORPORATION

NOTE 2--FINANCIAL STATEMENT COMPONENTS

                                                             December 31,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
                                                            (in thousands)
   Other receivables:
     Employee ............................................ $  1,060  $  2,625
     Income taxes ........................................      838     2,178
     Interest ............................................    9,072     1,078
     Other ...............................................    2,263       444
                                                           --------  --------
                                                           $ 13,233  $  6,325
                                                           ========  ========
   Prepaid expenses and other assets
     Prepaid compensation ................................ $  8,958  $  6,579
     Deferred income taxes, net ..........................    6,982     4,642
     Other ...............................................    5,376     5,481
                                                           --------  --------
                                                           $ 21,316  $ 16,702
                                                           ========  ========
   Property and equipment, net:
     Land and buildings .................................. $ 63,403  $ 35,245
     Computers and equipment .............................   36,341    23,558
     Office furniture and equipment ......................    8,299     5,829
     Leasehold improvements ..............................    4,189     2,888
                                                           --------  --------
                                                            112,232    67,520
     Less: Accumulated depreciation and amortization .....  (29,337)  (20,610)
                                                           --------  --------
                                                           $ 82,895  $ 46,910
                                                           ========  ========
   Other assets, net:
     Debt-related costs .................................. $ 14,620       --
     Less: Accumulated amortization ......................   (1,044)      --
                                                           --------  --------
                                                           $ 13,576  $    --
                                                           ========  ========
   Accrued liabilities:
     Payroll and accrued commissions (including payroll
      taxes).............................................. $ 26,784  $ 16,751
     Interest on notes ...................................   11,743       --
     Vacation and severance ..............................    7,241     4,299
     Sales tax ...........................................    4,929     3,270
     Royalties ...........................................    1,050     1,596
     Other ...............................................    7,195     7,517
                                                           --------  --------
                                                           $ 58,942  $ 33,433
                                                           ========  ========

                                                   Year ended December 31,
                                                   --------------------------
                                                     2000     1999     1998
                                                   --------  -------  -------
                                                        (in thousands)
   Other income, net:
     Interest income ............................. $ 30,526  $ 6,480  $ 4,741
     Interest expense ............................  (11,775)     --       --
     Debt-related cost amortization ..............   (1,044)     --       --
     Foreign exchange gain (losses) and other ....     (245)    (454)    (101)
                                                   --------  -------  -------
                                                   $ 17,462  $ 6,026  $ 4,640
                                                   ========  =======  =======
   Allowance for doubtful accounts and sales
    returns:
     Balance at beginning of period .............. $  5,533  $ 3,623  $ 1,878
     Additions charged to costs and expenses .....   12,959    4,485    2,943
     Deductions ..................................  (10,263)  (2,575)  (1,198)
                                                   --------  -------  -------
                                                   $  8,229  $ 5,533  $ 3,623
                                                   ========  =======  =======

                        MERCURY INTERACTIVE CORPORATION

NOTE 3--COMMON STOCK

   In August 1989, the Company adopted a stock option plan (the "1989 Plan"). Options granted under the 1989 Plan are for periods not to exceed ten years. For holders of 10% or more of the total combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option term may not exceed 5 years. Incentive stock option grants under the 1989 Plan must be at exercise prices no less than 100% of the fair market value and non-statutory stock option grants under the 1989 Plan must be at exercise prices no less than 85% of the fair market value of the stock on the date of grant. Options are immediately exercisable but all shares purchased upon exercise of options are subject to repurchase by the Company until vested. Options generally vest over a period of four years. In August 1998, the stockholders reserved an additional 1,200,000 shares of common stock for issuance upon exercise of stock options to be granted under this plan. The term of the 1989 Plan expired in August 1999 and options are no longer granted under this plan.

   In May 1996, the Company adopted a stock option plan solely for grants to employees of its subsidiaries located outside the United States (the "Supplemental Plan"). The Company reserved 2,000,000 shares of common stock for issuance upon exercise of stock options to be granted under this plan. The provisions of the Supplemental Plan regarding option term, grant price, exercise price, and vesting period is identical to those of the 1989 Plan.

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

   In July 2000, the Company adopted the 2000 Supplemental Stock Option Plan (the "2000 Plan") which allows for options to be granted to any employee of the Company who is not a United States citizen or resident and who is not an executive officer or director of the Company. The Company reserved 2,000,000 shares of common stock for issuance upon exercise of stock options to be granted under the 2000 Plan. In November 2000, the Board amended and restated the 2000 Plan to better address tax issues of the Company and its employees in countries other than the United States. In February 2001, the Board approved the reservation of an additional 4,000,000 shares of common stock for issuance upon exercise of stock options to be granted under the 2000 Plan. The provisions of the 2000 Plan regarding option term, grant price and exercise price are identical to those of the 1999 Plan except that all the term of options granted in certain European countries may be different and the 2000 Plan provides for the grant of stock purchase rights.

                        MERCURY INTERACTIVE CORPORATION

   The following table presents the combined activity of the 1989 Plan, the 1999 Plan, the 2000 Plan and the Supplemental Plan for the years ended December 31, 1998, 1999 and 2000 (shares in thousands):

                                                       Options outstanding
                                                     ------------------------
                                            Options               Weighted
                                           available Number of    average
                                           for grant  Shares   exercise price
                                           --------- --------- --------------
   Balance outstanding at December 31,
    1997..................................      32    13,392       $2.92
   Additional shares authorized...........   4,466       --          --
   Options granted........................  (5,320)    5,320        6.49
   Options canceled.......................     930      (930)       4.41
   Options exercised......................     --     (6,080)       2.72
                                            ------    ------
   Balance outstanding at December 31,
    1998..................................     108    11,702        4.49
   Additional shares authorized...........   7,857       --          --
   Options granted........................  (4,871)    4,871       16.02
   Options canceled.......................     945      (945)       6.38
   Options exercised......................     --     (3,612)       4.42
                                            ------    ------
   Balance outstanding at December 31,
    1999..................................   4,039    12,016        9.07
   Additional shares authorized...........   5,637       --          --
   Options granted........................  (8,315)    8,315       55.40
   Options canceled.......................     256      (652)      25.61
   Options exercised......................     --     (2,714)       7.78
                                            ------    ------
   Balance outstanding at December 31,
    2000..................................   1,617    16,965       31.39
                                            ======    ======       =====

   The following table presents weighted average price and remaining contractual life information about significant option groups outstanding under the above plans at December 31, 2000 (shares in thousands):

                                         Options outstanding                     Options exercisable
                         --------------------------------------------------- ----------------------------
                                        Weighted average                       Number
Range of                   Number          remaining        Weighted average exercisable Weighted average
exercise prices          outstanding contractual life (yrs)  exercise price  at 12/31/00  exercise price
---------------          ----------- ---------------------- ---------------- ----------- ----------------
$   .075--  6.32........    4,804             6.46               $ 4.58         3,450         $ 4.15
$  8.10 --  0.72........    7,554             8.71                26.98         1,303          15.16
$ 41.34 -- 89.00........    4,293             9.45                63.57           125          55.57
$103.44 --125.44........      314             9.66               107.46             3         107.37
                           ------                                               -----
                           16,965             8.28                31.39         4,881           8.47
                           ======                                               =====

   The Company holds notes receivable with balances totaling $7.5 million from its officers and certain employees in connection with the purchase of common stock. The notes bear interest at the market rate on the date of issuance and are secured by the shares purchased and require quarterly interest payments. The full amount of the notes and the final interest payment become due over the next five years until November, 2004.

Directors' Stock Option Plan

   On August 3, 1994, the Board of Directors adopted the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Company reserved 2,000,000 shares of Common Stock for issuance upon exercise of stock options to be granted during the ten year term of the Directors' Plan. Only outside directors may be granted options under the Directors' Plan. The Plan provided for an initial option grant of 25,000 shares to the

                        MERCURY INTERACTIVE CORPORATION

Company's outside directors as of August 3, 1994 or upon initial election to the Board of Directors after August 3, 1994. In addition, the plan provided for automatic annual grants of 5,000 shares upon re-election of the individual to the Board of Directors. In August 1998, the stockholders agreed to amend the Directors' Plan to increase the number of shares granted to 50,000 shares as an initial grant to new non-employee directors, 10,000 shares as the annual grant to continuing non-employee directors of the Company, and to provide for a one-time grant of 25,000 shares to the non-employee directors of the Company who were serving as directors of the Company as of August 14, 1998. The option term is ten years, and options are exercisable while such person remains a director. The exercise price is no less than 100% of fair market value on the date of grant. The initial option grants and the one-time grants vest 20% annually for each director on the date of each Annual Meeting of Stockholders of the Company after the date of grant of such option. The annual option grants shall vest in full on the fifth anniversary following each individual's re-election to the Board of Directors.

   The following table presents the activity for the Directors' Plan for the years ended December 31, 1998, 1999 and 2000 (shares in thousands):

                                                        Options outstanding
                                             Options  -----------------------
                                            available Number of   Weighted
                                            for grant  shares   average price
                                            --------- --------- -------------
   Balance outstanding at December 31,
    1997...................................   1,460      380       $ 3.33
   Options granted.........................    (360)     360         9.70
   Options canceled........................     --       --           --
   Options exercised.......................     --      (160)        3.81
                                              -----     ----
   Balance outstanding at December 31,
    1998...................................   1,100      580         7.14
   Options granted.........................     (60)      60        15.50
   Options canceled........................     --       --           --
   Options exercised.......................     --      (140)        7.96
                                              -----     ----
   Balance outstanding at December 31,
    1999...................................   1,040      500         7.91
   Options granted.........................     (30)      30        15.50
   Options canceled........................     --       --
   Options exercised.......................     --      (100)        6.27
                                              -----     ----
   Balance outstanding at December 31,
    2000...................................   1,010      430         7.91
                                              =====     ====

   The following table presents weighted average price and remaining contractual life information about significant option groups outstanding under the Directors' Plan at December 31, 2000 (shares in thousands):

                                        Options outstanding                     Options exercisable
                         -------------------------------------------------- ----------------------------
                                       Weighted average                       Number
Range of                   Number          Remaining       Weighted average exercisable Weighted average
exercise prices          outstanding contractual life(yrs)  exercise price  At 12/31/00  exercise price
---------------          ----------- --------------------- ---------------- ----------- ----------------
$ 3.07--$ 3.38..........     120             5.83               $3.22           --             --
$ 5.28--$ 8.66..........      80             6.62                7.81            20          $5.28
$ 9.91--$ 9.91..........     140             7.62                9.91            20           9.91
$15.50--$67.88..........      90             8.73               32.96           --             --
                             ---                                                ---
                             430             7.17               12.48            40           7.59
                             ===                                                ===

                        MERCURY INTERACTIVE CORPORATION

Employee Stock Purchase Plans

   In October 1993, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the "1993 ESPP") and reserved 2,000,000 shares for issuance. Under the plan, employees were granted the right to purchase shares of common stock at a price per share that was the lesser of: (i) 85% of the fair market value of the shares at the participant's entry date into the two-year offering period, or (ii) the fair market value at the end of each six-month segment within such offering period. The 1993 ESPP was terminated in February 1998. In August 1998, the stockholders adopted the 1998 Employee Stock Purchase Plan (the "1998 ESPP") to replace the 1993 ESPP and the reservation of 1,300,000 shares for issuance thereunder. Under the 1998 ESPP, employees are granted the right to purchase shares of common stock at a price per share that is the lesser of (i) 85% of the fair market value of the shares at the participant's entry date into the six month offering period, or (ii) 85% of the fair market value of the shares at the end of the six month offering period. In May 2000, the stockholders approved the reservation of an additional 500,000 shares of common stock for issuance under the 1998 ESPP. During 2000, 1999 and 1998, approximately 189,000, 345,000 and 84,000 shares, respectively, were purchased under our Employee Stock Purchase Plans (the "ESPPs").

Pro Forma Disclosure

   The Company has adopted the disclosure provisions only of SFAS 123 and will continue to account for its stock option plans in accordance with the provisions of APB 25. Accordingly, no compensation cost has been recognized for the option plans or the ESPPs.

   Pursuant to the requirements of SFAS 123, the following are pro forma net income (loss) and net income (loss) per share for 2000, 1999, and 1998, as if the compensation costs for the option plans and the ESPPs had been determined based on the fair value at the grant date for grants in 2000, 1999, and 1998, consistent with the provisions of SFAS 123:

                                                           2000   1999    1998
                                                          ------ ------- ------
   Pro forma net income (loss) (in thousands)............ $1,097 $13,895 $7,882
   Pro forma net income (loss) per share (basic).........   0.01    0.18   0.11
   Pro forma net income (loss) per share (diluted).......   0.01    0.16   0.10

   The fair value of options and shares issued pursuant to the option plans and the ESPPs at the grant date were estimated using the Black-Scholes model with the following weighted average assumptions:

                                              Option plans          ESPP
                                             ----------------  ----------------
                                             2000  1999  1998  2000  1999  1998
                                             ----  ----  ----  ----  ----  ----
Expected life (years)....................... 4.00  4.00  4.00  0.50  0.50  0.50
Risk-free interest rate..................... 6.26% 5.01% 5.22% 6.49% 5.06% 4.90%
Volatility..................................   88%   83%   83%   88%   83%   83%
Dividend yield.............................. None  None  None  None  None  None

   The weighted fair value per share of options granted under the 1989 Plan, the 1999 Plan, the 2000 Plan and Supplemental Plan during the years ended December 31, 2000, 1999 and 1998 were $37.02, $10.12 and $4.13, respectively.
The weighted fair value per share of options granted under the Directors' Plan during the years ended December 31, 2000, 1999 and 1998 were $45.51, $9.84, and $6.13, respectively.

                        MERCURY INTERACTIVE CORPORATION

NOTE 4--INCOME TAXES

   Income before provision for income taxes consists of the following (in thousands):

                                                         Year ended December 31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
   Domestic............................................. $22,655 $ 9,357 $ 6,239
   Foreign..............................................  58,220  32,656  18,737
                                                         ------- ------- -------
                                                         $80,875 $42,013 $24,976
                                                         ======= ======= =======

   The provision for income taxes consists of the following (in thousands):

                                                      Year ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   Current:
     Federal......................................... $ 8,388  $ 5,375  $ 5,322
     State...........................................   2,362      931      350
     Foreign.........................................   7,765    5,365    1,619
                                                      -------  -------  -------
       Total current.................................  18,515   11,671    7,291
                                                      -------  -------  -------
   Deferred:
     Federal.........................................  (1,708)  (2,681)  (1,756)
     State...........................................    (452)    (121)     (84)
     Foreign.........................................    (180)     --       --
                                                      -------  -------  -------
       Total deferred................................  (2,340)  (2,802)  (1,840)
                                                      -------  -------  -------
   Total provision for income taxes.................. $16,175  $ 8,869  $ 5,451
                                                      =======  =======  =======

   Deferred income taxes consists of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Accruals and reserves...................................... $ 5,406  $ 3,644
   Net operating loss carryforwards...........................   1,705    1,856
   Other......................................................   1,576      998
                                                               -------  -------
                                                                 8,687    6,498
   Valuation allowance........................................  (1,705)  (1,856)
                                                               -------  -------
     Deferred income taxes, net............................... $ 6,982  $ 4,642
                                                               =======  =======

   The Company has provided a valuation allowance of $1.7 million and $1.9 million for the years ended December 31, 2000 and 1999, respectively. The valuation allowance is for deferred income taxes due to foreign net operating losses for which realization of future benefit is uncertain.

   As of December 31, 2000, the Company had net operating loss carryforwards for federal and state purposes of approximately $119.2 million and $24.6 million, respectively. The federal and state carryforwards will expire in various years through 2020 for the federal, and through 2005, for the state carryforwards. The net operating losses are attributable to stock option compensation deductions. Accordingly, the tax benefit realized upon utilization of the net operating loss carryforwards will be credited directly to equity.

                        MERCURY INTERACTIVE CORPORATION

   The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

                                                         December 31,
                                                   --------------------------
                                                     2000     1999     1998
                                                   --------  -------  -------
   Provision at federal statutory rate ........... $ 28,306  $14,705  $ 8,492
   State tax, net of federal tax benefit .........    1,146      527      350
   Foreign rate differentials from U.S. statutory
    rate .........................................  (14,173)  (8,234)  (5,288)
   Non-utilized net operating losses and credits
    ..............................................      522    3,625    2,826
   Tax-exempt interest ...........................     (992)    (640)    (409)
   Other .........................................    1,366   (1,114)    (520)
                                                   --------  -------  -------
                                                   $ 16,175  $ 8,869  $ 5,451
                                                   ========  =======  =======

   Income taxes are not provided for the undistributed earnings of the Company's foreign subsidiaries because it is management's intention to reinvest such earnings in its foreign operations.

   The Company's Israeli operation has been granted the status of an "Approved Enterprise" under the Israeli law for the Encouragement of Capital Investments, 1959, as amended.

   An Approved Enterprise is eligible for significant tax benefits for 10 years starting the first year in which the Company has Israeli taxable income (after consideration of tax losses carried forward). The benefits include a corporate tax rate of 10% on income from certain approved enterprises and a tax exemption on income from approved enterprises in respect of which the Company has elected the "alternative benefits". The exemption period is 2 years, after which the income from these enterprises is taxable at the rate of 10% for 8 years, and the regular rate thereafter. While the Company will continue to apply for "Approved Enterprise" status in future years, there is no assurance that the benefits available under the current law will remain unchanged.

   The Company's Israeli operation has six overlapping Approved Enterprises plans. The Company expects to be able to realize the tax holidays and rate of the current plans through the year 2010. The entitlement to the "Approved Enterprise" benefits is conditional upon the Company fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investments in approved enterprises or approved assets. In the event of failure to comply with these conditions, the benefits may be cancelled and the Company may be required to refund the amount of the benefits, in whole or in part, with the addition of interest.

   The 1999 tax provision was calculated without the benefit of Conduct's pre-acquisition losses because the realization of any future tax benefit is uncertain.

NOTE 5--COMMITMENTS

Royalty Commitments

   Research and development expense is reported net of research grants received from the government of Israel, and includes royalty expense for obligations to the government of Israel for sales of products developed under government-funded research. No grants were obtained from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade ("the Chief Scientist") during 2000 and 1999. Research grants received amounted to $1.6 million in 1998. The Company was not obligated to repay these grants; however, the Company agreed to pay royalties at rates ranging from 2% to 5% of product sales resulting from the research, up to the amount of the grants obtained and for certain grants up to 150% of the grants obtained. There was no

                        MERCURY INTERACTIVE CORPORATION
royalty expense under these agreements for the year ended December 31, 2000. Royalty expense amounted to approximately $2.7 million for each of the years ended December 31, 1999 and 1998. As of December 31, 2000, the Company had no outstanding royalty obligations. The Company has not applied for, nor does it anticipate applying for, any future Chief Scientist grants.

Lease commitments

   The Company leases facilities for sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire from 2001 through 2005. Certain of these leases contain renewal options. The Company leases certain equipment under various leases with lease terms ranging from month-to-month up to one year. Future minimum payments under the facilities and equipment leases with non-cancelable terms in excess of one year are as follows as of December 31, 2000 (in thousands):

      2001.............................................................. $ 4,422
      2002..............................................................   3,421
      2003..............................................................   1,911
      2004..............................................................     522
      2005..............................................................     137
                                                                         -------
      Total............................................................. $10,413
                                                                         =======

   Total rent expense under operating leases amounted to $4.1 million, $2.8 million and $2.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 6--RELATED PARTIES

   At December 31, 2000, the Company held notes receivable with balances totaling $7.5 million from its officers and certain employees. These notes were issued over the last 3 years to purchase shares of the Company's common stock at the then fair market value. The remaining notes, which bear interest at the market rate on the date of issuance, mature over the next five years until November, 2004. Interest on the notes is due quarterly, with the principal amount and final interest payment being payable in full no later than the maturity date. If the officer or key employee's employment is terminated prior to the respective notes maturity date, the unpaid portion of the note would become payable in full. These notes are full recourse loans collateralized by the shares purchased. The receivable is shown on the balance sheets as a reduction in equity.

NOTE 7--GEOGRAPHIC REPORTING

                                                      Year ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (in thousands)
   Net revenue to third parties:
     North America.................................. $208,200 $123,900 $ 78,797
     Europe.........................................   73,000   49,700   33,140
     Rest of the World..............................   25,800   14,100    9,063
                                                     -------- -------- --------
       Consolidated................................. $307,000 $187,700 $121,000
                                                     ======== ======== ========
   Identifiable assets:
     North America.................................. $808,583 $200,854 $161,751
     Europe.........................................   21,538   25,389   14,388
     Rest of the World..............................  146,254   70,975   28,547
                                                     -------- -------- --------
       Consolidated................................. $976,375 $297,218 $204,686
                                                     ======== ======== ========

                        MERCURY INTERACTIVE CORPORATION

   The subsidiary located in the United Kingdom accounted for 10%, 12% and 11% of the consolidated net revenue to unaffiliated customers for the years ended December 31, 2000, 1999 and 1998 respectively. Operations located in Israel accounted for 13%, 23% and 19% of the consolidated identifiable assets at December 31, 2000, 1999 and 1998 respectively.

NOTE 8--ACQUISITIONS

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

                                                        Year ended December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                            (in thousands)
   Net income (loss):
     Mercury Interactive Corporation................... $64,700 $33,144 $21,805
     Conduct Ltd.......................................     --      --   (2,280)
                                                        ------- ------- -------
                                                        $64,700 $33,144 $19,525
                                                        ======= ======= =======

NOTE 9--LONG-TERM DEBT

   In July 2000, the Company issued $500.0 million in convertible subordinated notes. The notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The notes are subordinated in right of payment to all of Mercury's future senior debt. The notes are convertible into shares of the Company's common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. The notes may be redeemed, in whole or in part, by the Company at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by the Company in each redemption.

   In connection with the issuance of convertible subordinated notes, the Company incurred $14.6 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. The costs are being amortized using a straight-line method over the seven-year term of the notes. Amortization expense related to the issuance costs was $1.0 million in 2000.

NOTE 10--EMPLOYEE BENEFIT PLAN

   The Company has a qualified 401(k) plan available to eligible employees. Participants may contribute up to 15% of their annual compensation to the plan, limited to a maximum annual amount set by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of $1,000 per year per person. Matching contributions vest according to the number of years of employee service. The Company contributed approximately $415,000 to the 401(k) plan during 2000.

                       UNAUDITED QUARTERLY FINANCIAL DATA

                                                        Quarter ended
                          -------------------------------------------------------------------------
                           Dec.
                            31.   Sept. 30, June 30, March 31, Dec 31, Sept. 30, June 30, March 31,
                           2000,    2000      2000     2000     1999     1999      1999     1999
                          ------- --------- -------- --------- ------- --------- -------- ---------
                                          (in thousands, except per share amounts)
Revenues:
  License...............  $71,400  $54,200  $48,500   $42,000  $43,500  $33,500  $29,300   $24,600
  Service...............   26,100   25,300   21,100    18,400   16,600   14,000   13,200    13,000
                          -------  -------  -------   -------  -------  -------  -------   -------
   Total revenues.......   97,500   79,500   69,600    60,400   60,100   47,500   42,500    37,600
                          -------  -------  -------   -------  -------  -------  -------   -------
Cost of revenues:
  License...............    5,350    5,152    3,730     2,906    2,190    2,040    1,870     1,636
  Service...............    7,199    6,942    5,710     4,828    4,536    4,548    4,121     3,752
                          -------  -------  -------   -------  -------  -------  -------   -------
   Total cost of
    revenues............   12,549   12,094    9,440     7,734    6,726    6,588    5,991     5,388
                          -------  -------  -------   -------  -------  -------  -------   -------
Gross profit............   84,951   67,406   60,160    52,666   53,374   40,912   36,509    32,212
                          -------  -------  -------   -------  -------  -------  -------   -------
Operating expenses:
Research and
 development, net.......    8,350    8,132    8,460     7,100    5,828    6,554    5,866     5,236
Marketing and selling...   45,030   38,995   35,334    32,538   27,608   22,275   20,620    19,371
General and
 administrative.........    5,608    4,766    4,060     3,397    3,193    3,182    2,877     2,410
Merger-related
 expenses...............      --       --       --        --     2,000      --       --        --
                          -------  -------  -------   -------  -------  -------  -------   -------
   Total operating
    Expenses............   58,988   51,893   47,854    43,035   38,629   32,011   29,363    27,017
                          -------  -------  -------   -------  -------  -------  -------   -------
Income from operations..   25,963   15,513   12,306     9,631   14,745    8,901    7,146     5,195
Other income, net.......    6,294    5,332    3,228     2,608    1,925    1,542    1,406     1,153
                          -------  -------  -------   -------  -------  -------  -------   -------
Income before provision
 for income taxes.......   32,257   20,845   15,534    12,239   16,670   10,443    8,552     6,348
Provision for income
 Taxes..................    6,451    4,169    3,107     2,448    3,334    2,297    1,840     1,398
                          -------  -------  -------   -------  -------  -------  -------   -------
Net income..............  $25,806  $16,676  $12,427   $ 9,791  $13,336  $ 8,146  $ 6,712   $ 4,950
                          =======  =======  =======   =======  =======  =======  =======   =======
Net income per share
 (basic)................  $  0.32  $  0.21  $  0.16   $  0.12  $  0.17  $  0.11  $  0.09   $  0.07
                          =======  =======  =======   =======  =======  =======  =======   =======
Net income per share
 (diluted)..............  $  0.28  $  0.18  $  0.14   $  0.11  $  0.15  $  0.09  $  0.08   $  0.06
                          =======  =======  =======   =======  =======  =======  =======   =======
Weighted average common
 shares (basic).........   80,996   80,263   79,507    78,943   77,824   76,796   75,394    74,434
                          =======  =======  =======   =======  =======  =======  =======   =======
Weighted average common
 shares (diluted).......   92,728   92,533   91,282    91,208   87,974   85,920   83,804    83,310
                          =======  =======  =======   =======  =======  =======  =======   =======