Form 10-Q
period 2001-03-31
MERCURY INTERACTIVE CORPORATION
filed 2001-05-15
CIK 867058

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

The number of shares of Registrant's Common Stock outstanding as of April 30, 2001 was 82,615,000.

                        MERCURY INTERACTIVE CORPORATION

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets -
                  March 31, 2001 and December 31, 2000                         3

                Condensed Consolidated Statements of Operations -
                  Three months ended March 31, 2001 and 2000                   4

                Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2001 and 2000                   5

                Notes to Condensed Consolidated Financial Statements           6

Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk    17

PART II.  OTHER INFORMATION

Item 4.         Exhibits and Reports on Form 8-K                              17


SIGNATURE                                                                     18

INDEX TO EXHIBITS                                                             19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        MERCURY INTERACTIVE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                         March 31,          December 31,
                                                           2001                2000
                                                        (unaudited)          (audited)
                                                        -----------         -----------
ASSETS

Current assets:
  Cash and cash equivalents                             $   306,351         $   226,387
  Short-term investments                                    330,430             402,356
  Trade accounts receivable, net                             56,803              62,989
  Other receivables                                          12,379              13,233
  Prepaid expenses and other assets                          21,945              21,316
                                                        -----------         -----------
     Total current assets                                   727,908             726,281


Long-term investments                                       160,642             153,623
Property and equipment, net                                  86,958              82,895
Other assets, net                                            18,055              13,576
                                                        -----------         -----------
                Total assets                            $   993,563         $   976,375
                                                        ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $    11,768         $    12,931
  Accrued liabilities                                        42,994              58,942
  Income taxes payable                                       26,869              23,797
  Deferred revenue                                           82,102              77,673
                                                        -----------         -----------
     Total current liabilities                              163,733             173,343


Convertible subordinated notes                              500,000             500,000
                                                        -----------         -----------
                Total liabilities                           663,733             673,343
                                                        -----------         -----------


Stockholders' equity:
  Common stock                                                  163                 162
  Capital in excess of par value                            200,200             190,232
  Notes receivable from issuance of stock                    (7,276)             (7,528)
  Accumulated other comprehensive loss                         (987)             (1,415)
  Retained earnings                                         137,730             121,581
                                                        -----------         -----------
     Total stockholders' equity                             329,830             303,032
                                                        -----------         -----------
                                                        $   993,563         $   976,375
                                                        ===========         ===========


     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                            -------------------------------
                                                                                                2001              2000
                                                                                            -------------     -------------
Revenues:
  License                                                                                   $      61,200     $      42,000
  Service                                                                                          29,500            18,400
                                                                                            -------------     -------------
     Total revenues                                                                                90,700            60,400
                                                                                            -------------     -------------
Cost of revenues:
  License                                                                                           6,159             2,906
  Service                                                                                           7,597             4,828
                                                                                            -------------     -------------
     Total cost of revenues                                                                        13,756             7,734
                                                                                            -------------     -------------

Gross profit                                                                                       76,944            52,666
                                                                                            -------------     -------------

Operating expenses:
  Research and development                                                                          9,309             7,100
  Marketing and selling                                                                            47,716            32,538
  General and administrative                                                                        5,017             3,397
                                                                                            -------------     -------------
     Total operating expenses                                                                      62,042            43,035
                                                                                            -------------     -------------

Income from operations                                                                             14,902             9,631
Other income, net                                                                                   5,284             2,608
                                                                                            -------------     -------------
Income before provision for income taxes                                                           20,186            12,239
Provision for income taxes                                                                          4,037             2,448
                                                                                            -------------     -------------
Net income                                                                                  $      16,149     $       9,791
                                                                                            =============     =============
Net income per share (basic)                                                                $        0.20     $        0.12
                                                                                            =============     =============
Net income per share (diluted)                                                              $        0.18     $        0.11
                                                                                            =============     =============


Weighted average common shares (basic)                                                             81,408            78,943
                                                                                            =============     =============
Weighted average common shares
  and equivalents (diluted)                                                                        90,941            91,208
                                                                                            =============     =============


     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                          Three months ended
                                                                                                March 31,
                                                                                  ----------------------------------
                                                                                     2001                   2000
                                                                                  -----------            -----------
Cash flows from operating activities:
    Net income                                                                    $    16,149            $     9,791
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                       2,837                  1,607
    Changes in assets and liabilities:
      Trade accounts receivable, net                                                    6,186                  2,391
      Other receivables                                                                   854                  1,143
      Prepaid expenses and other assets                                                  (629)                  (414)
      Accounts payable                                                                 (1,163)                  (133)
      Accrued liabilities                                                             (15,948)                (2,551)
      Income taxes payable                                                              3,072                  2,115
      Deferred revenue                                                                  4,429                 15,163
        Net cash provided by operating activities                                      15,787                 29,112
                                                                                  -----------            -----------

Cash flows from investing activities:
  Proceeds from (purchases of) investments, net                                        64,907                (29,307)
  Net investment in nonconsolidated companies                                          (5,000)                     -
  Acquisition of property and equipment, net                                           (6,379)                (4,181)
                                                                                  -----------            -----------
        Net cash provided (used) in investing activities                               53,528                (33,488)
                                                                                  -----------            -----------

Cash flows from financing activities:
  Issuance of common stock, net of related notes
    receivable                                                                         10,221                  9,112
                                                                                  -----------            -----------
        Net cash provided by financing activities                                      10,221                  9,112
                                                                                  -----------            -----------

Effect of exchange rate changes on cash                                                   428                    (60)
                                                                                  -----------            -----------
Net increase in cash and cash equivalents                                              79,964                  4,676
Cash and cash equivalents at beginning of period                                      226,387                113,346
                                                                                  -----------            -----------
Cash and cash equivalents at end of period                                        $   306,351            $   118,022
                                                                                  ===========            ===========

     See accompanying notes to condensed consolidated financial statements

                        MERCURY INTERACTIVE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, included in the 2000 Form 10-K. The condensed consolidated statements of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the entire fiscal year ended December 31, 2001.

2. The effective tax rate for the three months ended March 31, 2001 differs from statutory tax rates principally because of special reduced taxation programs sponsored by the government of Israel.

3. Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, using the treasury stock method. For the three months ended March 31, 2001 and 2000, dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans. The following table summarizes the Company's earnings per share computations for the three months ended March 31, 2000 and 2001 (in thousands, except per share amounts):


                                                      Three months ended
                                                          March  31,
                                                      ------------------
                                                        2001      2000
                                                      --------  --------

Numerator:
     Net income                                      $  16,149 $   9,791
                                                      ========  ========

Denominator:
     Denominator for basic net income
     per share - weighted average shares                81,408    78,943

    Incremental common shares attributable
    to shares issuable under employee stock plans        9,533    12,265
                                                      --------  --------

    Denominator for diluted net income
     per share - weighted average shares                90,941    91,208
                                                      ========  ========

    Net income per share - basic                     $    0.20 $    0.12
                                                      ========  ========
    Net income per share - diluted                   $    0.18 $    0.11
                                                      ========  ========


     At March 31, 2001, options to purchase 551,550 shares of common stock with an average price of $97.66 were considered anti-dilutive because the options' exercise price was greater than the average fair market value of the Company's common stock for the period then ended. At March 31, 2000 there were no options considered anti-dilutive. The 4,494,400 shares of common stock reserved for issuance upon conversion of the outstanding convertible subordinated notes issued in 2000 were not included in diluted earnings per share because the assumed conversion would be antidilutive.

4. The Company reports components of comprehensive income in its annual consolidated statements of shareholders' equity. Comprehensive income consists of net income and foreign currency translation adjustments. The Company's total comprehensive income was as follows (in thousands):

                                                      Three months ended
                                                           March  31,
                                                   --------------------------
                                                      2001            2000
                                                   ----------     -----------
         Net income                               $    16,149    $      9,791
         Other comprehensive income (loss)                428             (60)
         Comprehensive income                     $    16,577    $      9,731
                                                   ==========     ===========

5. The Company has three reportable operating segments including the Americas, Europe, and the Rest of the World. These segments are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated performance management solutions. The Company evaluates operating segment performance based primarily on net revenues and certain operating expenses. Financial information for the Company's operating segments is summarized below for the three months ended March 31, 2001 and 2000 (in thousands):

                                                                                             Three months ended
                                                                                                  March 31,
                                                                                        -----------------------------
                                                                                            2001             2000
                                                                                        ------------     ------------
Net revenues to third parties:
  Americas.......................................................................      $      61,200    $      41,200
  Europe.........................................................................             21,700           13,900
  Rest of the World..............................................................              7,800            5,300
     Consolidated................................................................      $      90,700    $      60,400
                                                                                        ============     ============


                                                                                        March 31,        December 31,
                                                                                          2001               2000
                                                                                     --------------     --------------
Identifiable assets:
  Americas..............................................................            $       804,472    $       808,583
  Europe................................................................                     36,225             21,538
  Rest of the World.....................................................                    152,866            146,254
     Consolidated.......................................................            $       993,563    $       976,375
                                                                                     ==============     ==============

     The subsidiary located in the United Kingdom accounted for 11% and 7% of the consolidated net revenue to unaffiliated customers for the three months ended March 31, 2001 and March 31, 2000, respectively. Operations located in Israel accounted for 14% and 13% of the consolidated identifiable assets at March 31, 2001 and December 31, 2000, respectively. No other subsidiary represented 10% or more of the related consolidated amounts for the periods presented.

6. The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2001. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment must be recognized currently in earnings. All of the Company's derivative financial instruments are recorded at their fair value in other current assets. The transition adjustment upon adoption of SFAS 133 was not material.

     The Company has entered into forward foreign exchange contracts ("forward contracts") to hedge foreign currency denominated receivables due from certain European and Pacific Rim Subsidiaries against fluctuations in exchange rates. The Company does not enter into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. The Company had outstanding forward contracts with notional amounts totaling approximately $16.8 million and $13.0 million at March 31, 2001 and December 31, 2000, respectively. The open forward contracts at March 31, 2001 mature at various dates through March 2002 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Krone, French Franc, Euro, German Mark, Norwegian Kroner, Japanese Yen and Swedish Krona. The unrealized net gain on the Company's forward contracts for the three months ended March 31, 2001 was approximately $826 thousand.

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


Results of Operations

     Revenue

     License revenue increased 46% to $61.2 million for the three months ended March 31, 2001 from $42.0 million for the three months ended March 31, 2000. Our growth in license revenue is attributable primarily to growth in license fees from LoadRunner, WinRunner and TestDirector products as well as revenue from our new Application Performance Management (APM) and Managed Service Provider (MSP) offerings.

     Service revenue increased 60% to $29.5 million for the three months ended March 31, 2001 from $18.4 million for the three months ended March 31, 2000. The increase in service revenue is a result of new maintenance contracts accompanying the growth in license revenue as well as renewals of existing maintenance contracts. We expect that service revenue will continue to increase in absolute dollars as long as our customer base continues to grow.

     Cost of revenue

     License cost of revenue includes cost of materials, product packaging, equipment depreciation, production personnel and costs associated with our MSP. License cost of revenue, as a percentage of license revenue, increased to 10% for the three months ended March 31, 2001 from 5% for the three months ended March 31, 2000. The increase was primarily due to additional personnel, depreciation of capital equipment, and Internet service fees for our MSP business.

     Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. Service cost of revenue increased to $7.6 million for the three months ended March 31, 2001 compared to $4.8 million for the three months ended March 31, 2000. Service cost of revenue, as a percentage of service revenue, was 26% for both the three months ended March 31, 2001 and 2000. The absolute dollar increase in service cost of revenue was primarily due to an increase in personnel-related costs reflecting growth in customer support and consulting headcount and an increase in training and consulting outsourcing expense. Service cost of revenue as a percentage of service revenue may vary based on the degree of outsourcing of training and consulting and the profitability of individual consulting engagements.

     Research and development

     Research and development expense consists primarily of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures, and is comprised primarily of employee salaries and related costs, consulting costs, equipment depreciation and facilities expenses. For the three months ended March 31, 2001, research and development was $9.3 million, or 10% of total revenue, compared to $7.1 million, or 12% of total revenue for the three months ended March 31, 2000. The increase in absolute dollars of research and development spending in the three months ended March 31, 2001 reflected an increase in spending due to growth in research and development headcount and increased personnel related costs including salaries and fringe benefits of research and development engineers.

     Marketing and selling

     Marketing and selling expense consists primarily of employee salaries and related costs, sales commissions, facilities expenses and marketing programs. Marketing and selling expenses were $47.7 million, or 53% of total revenue for the three months ended March 31, 2001, compared to $32.5 million, or 54% of total revenue for the three months ended March 31, 2000. The absolute dollar increase in marketing and selling expenses was primarily due to increased commission expense attributable to the higher revenue level, an increase in personnel-related costs reflecting the growth in sales and marketing headcount, including the increase in sales headcount related to our cybersales organization and APM business, and increased spending on marketing programs. We expect marketing and selling expenses to increase in absolute dollars as total revenue increases, but these expenses may vary as a percentage of revenue.

     General and administrative

     General and administrative expense consists primarily of employee salaries and costs related to executive and finance personnel. General and administrative expenses were $5.0 million, or 6% of total revenue for the three months ended March 31, 2001, compared to $3.4 million or 6% of total revenue for the three months ended March 31, 2000. The increase in absolute dollar spending reflected increased staffing and associated costs necessary to manage and support our growing operations.

     Other income, net

     Other income, net consists primarily of interest income and foreign exchange gains and losses. The increase in other income, net to $5.3 million for the three months ended March 31, 2001, from $2.6 million for the three months ended March 31, 2000, reflected primarily increased interest income from the proceeds of the issuance of convertible subordinated notes, net of interest expense on the notes.

     Provision for income taxes

     We have structured our operations in a manner designed to maximize income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions which we will be able to realize under programs currently in effect expire at various dates through 2010. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions.

     Liquidity and Capital Resources

     At March 31, 2001, our principal source of liquidity consisted of $797.4 million of cash and investments compared to $782.4 million at December 31, 2000. The March 31, 2001 balance included $636.8 million of short-term and $160.6 million of long-term investments in high quality financial, government, and corporate securities. During the three months ended March 31, 2001, we generated approximately $15.8 million cash from operations primarily from our net income.

     Our primary investing activities consisted of purchases of property and equipment in the amount of $6.4 million during the three months ended March 31, 2001. This included $1.6 million for the renovation of headquarters buildings in Synnyvale, California as well as $600,000 for the construction of research and development facilities in Israel. We expect to spend an additional $6.0 million to complete the renovation of our newly purchased buildings in Sunnyvale, California, and expect to spend an additional $8.0 million to complete the construction of the Israel facilities. Our investing activities also consisted of $5.0 million of venture capital investments made in private companies. We have committed to make additional capital contributions totaling $15.0 million and we expect to pay approximately $10.0 million over the next twelve months as capital calls are made.

     Our primary financing activity consisted of issuances of common stock under our employee stock option and stock purchase plans. During the three months ended March 31, 2001, we received $10.2 million from the issuance of common stock, net of notes receivable collected from issuance of common stock.

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

     In the market for solutions for testing of applications, our principal competitors include Compuware, Empirix, Radview, Rational Software, and Segue Software. In the new and rapidly changing market for application performance management solutions, our competitors include providers of hosted services such as BMC Software, Keynote Systems and Service Metrics (a division of Exodus Communications), and emerging companies such as Freshwater Software. In addition, we face potential competition in this market from existing providers of testing solutions such as Segue Software. Finally, in both the market for testing solutions and the market for application performance management solutions, we face potential competition from established providers of systems and network management software such as Computer Associates.

     The software industry is increasingly experiencing consolidation and this could increase the resources available to our competitors and the scope of their product offerings. Our competitors and potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies or make more attractive offers to distribution partners and to employees.

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

     In March 1999, we entered into an agreement with Tivoli Systems, a subsidiary of IBM, for the joint development and marketing of a family of products for enterprise application performance management, incorporating elements of our technology, which would be marketed and sold only by Tivoli. Under this agreement, we agreed that as long as Tivoli continued to pay minimum royalties, we would not license this technology to any other party for purposes of developing a product similar to any developed under this agreement. In addition, we agreed that we would not enter into technology relationships to create similar products with specified competitors of Tivoli as long as Tivoli continued to agree to pay minimum royalties. In October 2000, Tivoli elected not to continue paying their required minimum royalties and the exclusive provisions of this agreement terminated. Tivoli continues to have the rights to market and sell these elements of our technology on a non-exclusive basis. Tivoli has since communicated to us that it has released a new version of the APM product that does not contain our technology, and has therefore discontinued the sale of the old version with our technology.

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

     The success of our business depends on the efforts and abilities of our senior management and other key personnel. We depend on the continued services and performance of our senior management and other key personnel. We do not have long term employment agreements with any of our key personnel. The loss of any of our executive officers or other key employees could hurt our business.

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

     We depend on our international operations for a substantial portion of our revenues. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, sales to customers outside the United States were approximately 33% and 32% for the three months ended March 31, 2001 and 2000, respectively. In addition, we have substantial research and development operations in Israel. We face risks associated with our international operations, including:

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

     These risks are compounded due to the restrictions on our ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel, without the prior written consent of the government of Israel. If we are unable to obtain the consent of the government of Israel, we may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel. We have, in the past, obtained royalty-bearing grants from various Israeli government agencies. In addition, we participate in special Israeli government programs that provide significant tax advantages. The loss of, or any material decrease in, these tax benefits could negatively affect our financial results.

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

     Acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert the attention of our management. We may acquire or make investments in other companies and technologies. In the event of any future acquisitions or investments, we could:

     . issue stock that would dilute the ownership of our then-existing stockholders;

     .     incur debt;

     .     assume liabilities;

     . incur expenses for the impairment of the value of investments or acquired assets;

     .     incur amortization expense related to intangible assets; or

     .     incur large write-offs.

     If we fail to achieve the financial and strategic benefits of past and future acquisitions or investments, our operating results will suffer. Acquisitions and investments involve numerous other risks, including:

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

     The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended April 27, 2001, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $156.75 to a low of $31.875. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

     .     actual or anticipated variations in our quarterly operating results;

     . announcements of technological innovations or new products or services by us or our competitors;

     . announcements relating to strategic relationships, acquisitions or investments;

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market rate risk for changes in interest rates is limited to our investment portfolio. Derivative financial instruments are not a part of our investment policy. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as "held to maturity." This classification does not expose the consolidated statements of income or balance sheets to fluctuation in interest rates. At March 31, 2001, $458.8 million, or 58%, of our cash, cash equivalents and investment portfolio carried a maturity of less than 90 days, and $636.8 million, or 80%, carried a maturity of less than one year. All investments mature, by policy, in less than three years.

     The fair value of the convertible subordinated debentures fluctuates based upon changes in the price of our common stock, changes in interest rates, and our credit worthiness.

     A portion of our business is conducted in currencies other than the U.S. Dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenues.

     We have entered into forward foreign exchange contracts ("forward contracts") to hedge foreign currency denominated receivables due from certain European and Pacific Rim subsidiaries against fluctuations in exchange rates. We have not entered into forward contracts for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. The criteria we use for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. The effect of an immediate 10% change in exchange rates would not have a material impact on our operating results or cash flows.

     From time to time, we make investments in private companies, particularly private companies that are strategic partners or customers of ours. As of March 31, 2001, we had invested $5.0 million in private companies. In addition, we have committed to make capital contributions to a venture capital fund totaling $15.0 million and we expect to pay approximately $10.0 million over the next twelve months as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recoup our investment. The recent general decline in the Nasdaq Stock Market and the market prices of publicly traded technology companies, as well as any further declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments.

PART II. OTHER INFORMATION


Item 4.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MERCURY INTERACTIVE CORPORATION
                                           (Registrant)



Dated: May 15, 2001                   By:      /s/ Sharlene Abrams
                                        ---------------------------------------
                                                   Sharlene Abrams,
                                             Chief Financial Officer and
                                               Vice President of Finance
                                                  and Administration