Form 10-Q
period 2001-06-30
MERCURY INTERACTIVE CORPORATION
filed 2001-08-14
CIK 867058

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


     (Mark One)
     x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number :  0-22350


                        MERCURY INTERACTIVE CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                        77-0224776
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

               1325 Borregas Avenue, Sunnyvale, California 94089
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (408) 822-520

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  x      NO

The number of shares of Registrant's Common Stock outstanding as of July 31, 2001 was 83,230,107.

                        MERCURY INTERACTIVE CORPORATION

                                     INDEX

                                                                 Page No.
                                                                 --------
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements:

          Condensed Consolidated Balance Sheets -
               June 30, 2001 and December 31, 2000                     3

          Condensed Consolidated Statements of Operations -
               Three and six months ended June 30, 2001 and 2000       4

          Condensed Consolidated Statements of Cash Flows -
               Six months ended June 30, 2001 and 2000                 5

          Notes to Condensed Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  20

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Stockholders             21

Item 6.   Exhibits and Reports on Form 8-K                            21

SIGNATURE                                                             22

INDEX TO EXHIBITS                                                     23

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

                        MERCURY INTERACTIVE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

                                                   June 30,    December 31,
                                                     2001         2000
                                                 -----------  -------------
ASSETS

Current assets:
  Cash and cash equivalents                       $  166,300    $226,387
  Short-term investments                             268,016     402,356
  Trade accounts receivable, net                      63,777      62,989
  Other receivables                                   12,623      13,233
  Prepaid expenses and other assets                   23,618      21,316
                                                  ----------    --------
     Total current assets                            534,334     726,281

Long-term investments                                243,754     153,623
Investments in non-consolidated companies             13,136        ----
Property and equipment, net                           90,900      82,895
Goodwill and other intangible assets, net            142,770        ----
Other assets, net                                     12,536      13,576
                                                  ----------    --------
     Total assets                                 $1,037,430    $976,375
                                                  ==========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   11,997    $ 12,931
  Accrued liabilities                                 56,314      58,942
  Income taxes payable                                33,536      23,797
  Deferred revenue                                    86,550      77,673
                                                  ----------    --------
     Total current liabilities                       188,397     173,343

Convertible subordinated notes                       500,000     500,000
                                                  ----------    --------
     Total liabilities                               688,397     673,343
                                                  ----------    --------

Stockholders' equity:
  Common stock                                           166         162
  Capital in excess of par value                     223,888     190,232
  Notes receivable from issuance of stock            (11,205)     (7,528)
  Unearned stock-based compensation                   (9,881)       ----
  Accumulated other comprehensive loss                  (996)     (1,415)
  Retained earnings                                  147,061     121,581
                                                  ----------    --------
     Total stockholders' equity                      349,033     303,032
                                                  ----------    --------
     Total liabilities and stockholders' equity   $1,037,430    $976,375
                                                  ==========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                               Three months ended                   Six months ended
                                                                    June 30,                            June 30,
                                                        -------------------------------     -------------------------------
                                                            2001              2000              2001              2000
                                                        -------------     -------------     -------------     -------------
Revenues:
     License                                            $      66,100     $      48,500     $     127,300     $      90,500
     Service                                                   29,900            21,100            59,400            39,500
                                                        -------------     -------------     -------------     -------------
          Total revenues                                       96,000            69,600           186,700           130,000
                                                        -------------     -------------     -------------     -------------
Cost of revenues:
     License                                                    5,868             3,730            12,027             6,636
     Service                                                    8,119             5,710            15,716            10,538
                                                        -------------     -------------     -------------     -------------
          Total cost of revenues                               13,987             9,440            27,743            17,174
                                                        -------------     -------------     -------------     -------------

Gross profit                                                   82,013            60,160           158,957           112,826
                                                        -------------     -------------     -------------     -------------

Operating expenses:
     Research and development (excluding stock-                 9,487             8,460            18,796            15,560
          based compensation of $157, $ 0, $157 and
          $ 0, respectively)
     Marketing and selling (excluding stock-                   49,116            35,334            96,832            67,872
          based compensation of $254, $ 0, $254 and
          $ 0, respectively)
     General and administrative (excluding stock-               6,101             4,060            11,118             7,457
          Based compensation of $144, $ 0, $144 and
          $ 0, respectively)
     Amortization of stock-based
           compensation                                           555               ---               555               ---
     Restructuring and integration charges                        946               ---               946               ---
     Amortization of goodwill and other
         intangible assets                                      5,331               ---             5,331               ---
                                                        -------------     -------------     -------------     -------------
          Total operating expenses                             71,536            47,854           133,578            90,889
                                                        -------------     -------------     -------------     -------------

Income from operations                                         10,477            12,306            25,379            21,937
Other income, net                                               2,895             3,228             8,179             5,836
                                                        -------------     -------------     -------------     -------------
Income before provision for income taxes                       13,372            15,534            33,558            27,773
Provision for income taxes                                      4,041             3,107             8,078             5,555
                                                        -------------     -------------     -------------     -------------
Net income                                              $       9,331     $      12,427     $      25,480     $      22,218
                                                        =============     =============     =============     =============
Net income per share (basic)                            $        0.11     $        0.16     $        0.31     $        0.28
                                                        =============     =============     =============     =============
Net income per share (diluted)                          $        0.10     $        0.14     $        0.28     $        0.24
                                                        =============     =============     =============     =============

Weighted average common shares (basic)                         82,809            79,507            82,108            79,225
                                                        =============     =============     =============     =============
Weighted average common shares
     and equivalents (diluted)                                 91,222            91,282            91,082            91,245
                                                        =============     =============     =============     =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                  -----------------------------------
                                                                                      2001                   2000
                                                                                  ------------            -----------
Cash flows from operating activities:
   Net income                                                                     $     25,480            $    22,218
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         6,203                  3,863
   Amortization of goodwill and other intangibles                                        5,331                    ---
   Amortization of stock-based compensation                                                555                    ---
   Changes in assets and liabilities:
         Trade accounts receivable, net                                                    601                 (1,483)
         Other receivables                                                                 610                   (170)
         Prepaid expenses and other assets                                                (256)                (2,600)
         Accounts payable                                                               (1,219)                 1,108
         Accrued liabilities                                                            (3,336)                 5,501
         Income taxes payable                                                            6,567                  4,998
         Deferred revenue                                                                5,508                 24,277
                                                                                  ------------            -----------
            Net cash provided by operating activities                                   46,044                 57,712
                                                                                  ------------            -----------

Cash flows from investing activities:
   Cash paid in conjunction with Freshwater Software acquisition, net                 (143,961)                   ---
   Proceeds from (purchase of) investments, net                                         44,209                (16,537)
   Purchases of investments in non-consolidated companies                              (13,136)                   ---
   Acquisition of property and equipment, net                                          (12,360)               (11,255)
                                                                                  ------------            -----------
            Net cash used in investing activities                                     (125,248)               (27,792)
                                                                                  ------------            -----------

Cash flows from financing activities:
   Issuance of common stock, net of related notes receivable                            18,698                 12,589
                                                                                  ------------            -----------
            Net cash provided by financing activities                                   18,698                 12,589
                                                                                  ------------            -----------

Effect of exchange rate changes on cash                                                    419                   (118)
                                                                                   ------------            -----------
Net increase (decrease) in cash and cash equivalents                                   (60,087)                42,391
Cash and cash equivalents at beginning of period                                       226,387                113,346
                                                                                  ------------            -----------
Cash and cash equivalents at end of period                                        $    166,300            $   155,737
                                                                                  ============            ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, included in the 2000 Form 10-K. The condensed consolidated statements of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the entire fiscal year ended December 31, 2001.


NOTE 2 - NET INCOME PER SHARE

     Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, using the treasury stock method. For the three and six months ended June 30, 2001 and 2000, dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans. The following table summarizes the Company's earnings per share computations for the three and six months ended June 30, 2001 and 2000 (in thousands, except per share amounts):


                                                              Three months ended                        Six months ended
                                                                   June 30,                                 June 30,
                                                      --------------------------------          -------------------------------
                                                           2001              2000                   2001              2000
                                                      --------------     -------------          -------------     -------------
Numerator:
    Net income                                        $        9,331     $      12,427          $      25,480     $      22,218
                                                      ==============     =============          =============     =============

Denominator:
     Denominator for basic net income
     per share - weighted average shares                      82,809            79,507                 82,108            79,225

     Incremental common shares attributable
     to shares issuable under employee stock
     plans                                                     8,413            11,775                  8,974            12,020
                                                      --------------     -------------          -------------     -------------

     Denominator for diluted net income
     per share - weighted average shares                      91,222            91,282                 91,082            91,245
                                                      ==============     =============          =============     =============

     Net income per share  (basic)                    $         0.11     $        0.16          $        0.31     $        0.28
                                                      ==============     =============          =============     =============
     Net income per share (diluted)                   $         0.10     $        0.14          $        0.28     $        0.24
                                                      ==============     =============          =============     =============

     For the three and six months ended June 30, 2001, options to purchase 5,995,250 and 3,977,250 shares of common stock with an average price of $65.68 and $68.14, respectively, were considered anti-dilutive because the options' exercise price was greater than the average fair market value of the Company's common stock for the period then ended. For the three and six months ended June 30, 2000, options to purchase 124,500 shares of common stock with an average price of $89.00, respectively, were considered anti-dilutive. The 4,494,400 shares of common stock reserved for issuance upon conversion of the outstanding convertible subordinated notes issued in 2000 were not included in diluted earnings per share because the assumed conversion would be anti-dilutive.

NOTE 3 - ACQUISITION OF FRESHWATER SOFTWARE

     On May 21, 2001, the Company acquired all of the outstanding securities of Freshwater Software, Inc. ("Freshwater"), a provider of eBusiness monitoring and management solutions. The Company acquired Freshwater for cash consideration of $146.1 million. The purchase price was allocated to tangible assets of $6.9 million and assumed liabilities of $4.5 million. The purchase price included $849,000 for the fair value of 13,000 assumed Freshwater vested stock options, as well as, direct acquisition costs of $529,000. The allocation of the purchase price resulted in an excess of purchase price over net tangible assets acquired of $148.1 million. This was allocated $7.6 million to workforce and purchased technology and $140.5 million to goodwill, including $3.0 million of goodwill for deferred tax benefits associated with the workforce and purchased technology. The goodwill and other intangible assets are being amortized on a straight-line basis over 3 years. Amortization expense for the three and six months ended June 30, 2001 was $5.3 million. The Company expects to amortize $12.3 million in both the third and fourth quarters of 2001.

     The transaction was accounted for as a purchase and, accordingly, the operating results of Freshwater have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. If the purchase had occurred at the beginning of each period, net revenues attributable to the Company and Freshwater would have been $97.4 million, $191.1 million, $71.7 million and $133.9 million for the three and six months ended June 30, 2001 and 2000, respectively; net income (loss) would have been $(528,000), $748,000, $(2.6) million and $(7.8) million for the three and six months ended June 30, 2001 and 2000; and earnings per share would have been $(0.01), $0.01, $(0.03) and $(0.10) for the three and six months ended June 30, 2001 and 2000, respectively.

     In conjunction with the acquisition of Freshwater, the Company recorded a charge for certain nonrecurring restructuring and integration costs of $946,000. The charge included costs for consolidation of facilities, employee severance, fixed asset write-offs and systems and process integration. The Company expects all costs associated with the charge to be incurred by October 2001.


NOTE 4 - COMPREHENSIVE INCOME

     The Company reports components of comprehensive income in its annual consolidated statements of shareholders' equity. Comprehensive income consists of net income and foreign currency translation adjustments. The Company's total comprehensive income for the three and six months ended June 30, 2001 and 2000 was as follows (in thousands):

                                                        Three months ended                  Six months ended
                                                             June 30,                          June 30,
                                                             --------                          --------
                                                     2001             2000              2001            2000
                                                     ----             ----              ----            ----
          Net income                              $     9,331      $    12,427       $    25,480     $    22,218
          Currency translation gain (loss)                 (9)             (58)              419            (118)
                                                  -----------      -----------       -----------     -----------
          Comprehensive income                    $     9,322      $    12,369       $    25,899     $    22,100
                                                  ===========      ===========       ===========     ===========

NOTE 5 - INCOME TAXES

     The effective tax rate for the three and six months ended June 30, 2001 differs from statutory tax rates principally because of special reduced taxation programs by the government of Israel.

NOTE 6 - INVESTMENTS IN NON-CONSOLIDATED COMPANIES

     The Company makes venture capital investments in private companies for business and strategic purposes. These investments are accounted for under the cost method, as the Company does not have the ability to exercise significant influence over these companies' operations. The Company monitors its investments for impairment and will record reductions in carrying values if and when necessary.

NOTE 7 -  STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, and complies with the disclosure provisions of Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of the Company's stock and the exercise price. The Company has not issued stock options to non-employees.

     The Company amortizes stock-based compensation using the straight-line approach over the remaining vesting periods of the related options.

     In connection with the acquisition of Freshwater, the Company recorded unearned stock-based compensation totaling $10.4 million associated with 140,000 unvested stock options assumed. Amortization of unearned stock-based compensation for both the three and six months ended June 30, 2001 was $555,000.

NOTE 8 - GEOGRAPHIC REPORTING

     The Company has three reportable operating segments: the Americas, Europe, and the Rest of the World. These segments are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated performance management solutions. The Company evaluates operating segment performance based primarily on net revenues and certain operating expenses. Financial information for the Company's operating segments is summarized below for the three and six months ended June 30, 2001 and 2000 (in thousands):

                                                                        Three months ended                 Six months ended
                                                                             June 30,                         June 30,
                                                                             --------                         --------
                                                                       2001            2000             2001              2000
                                                                       ----            ----             ----              ----
     Net revenues to third parties:
       Americas...............................................     $    62,300     $    47,300     $    123,500     $      88,500
       Europe.................................................          26,400          17,000           48,100            30,900
       Rest of the World......................................           7,300           5,300           15,100            10,600
                                                                   -----------     -----------     ------------     -------------
          Consolidated........................................     $    96,000     $    69,600     $    186,700     $     130,000
                                                                   ===========     ===========     ============     =============

                                                                         June 30,       December 31,
                                                                           2001            2000
                                                                           ----            ----
     Identifiable assets:
       Americas...............................................       $       832,147    $    808,583
       Europe.................................................                38,025          21,538
       Rest of the World......................................               167,258         146,254
                                                                     ---------------    ------------
          Consolidated........................................       $     1,037,430    $    976,375
                                                                     ===============    ============


     The subsidiary located in the United Kingdom accounted for 12% of the consolidated net revenue to unaffiliated customers for both the three and six months ended June 30, 2001 and 11% and 10% for the three and six months ended June 30, 2000, respectively. Operations located in Israel accounted for 15% and 13% of the consolidated identifiable assets at June 30, 2001 and December 31, 2000, respectively. No other subsidiary represented 10% or more of the related consolidated amounts for the periods presented.

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2001. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment must be recognized currently in earnings. All of the Company's derivative financial instruments are recorded at their fair value in other current assets. The transition adjustment upon adoption of SFAS 133 was not material.

     The Company enters into forward foreign exchange contracts ("forward contracts") to hedge foreign currency denominated receivables due from certain European and Pacific Rim subsidiaries against fluctuations in exchange rates. The Company does not enter into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. The Company had outstanding forward contracts with nominal amounts totaling $15.6 million and $13.0 million at June 30, 2001 and December 31, 2000, respectively. The open forward contracts at June 30, 2001 mature at various dates through April 2002 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Krone, French Franc, Euro, German Mark, Norwegian Kroner, Japanese Yen, Swiss Franc and Swedish Krona. The unrealized net gain on the Company's forward contracts at June 30, 2001 and December 31, 2000 was $1.1 million and $282,000, respectively.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board released Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. FAS 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill and intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 is effective for fiscal years beginning after March 15, 2001. The Company will adopt FAS 142 during its fiscal year ended December 31, 2002. The impact of the implementation of FAS 142 will require the Company to reclassify its balance sheet to show the composition of the Freshwater goodwill and other intangible assets that were acquired in May 2001. The implementation will also require the Company to discontinue amortization of its goodwill and other intangibles after December 31, 2001 and to evaluate the intangibles for impairment on an annual basis.

NOTE 11 - SUBSEQUENT EVENTS

     In July 2001, the Company announced an 8% reduction in its worldwide workforce. As a result of this plan to reduce operating costs, the Company estimates it will record restructuring charges in the range of $2.8 million to $3.5 million in the third quarter of 2001. These charges will primarily be related to severance and other benefits for impacted employees.

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

Results of Operations

     Revenue

     License revenue increased 36% to $66.1 million for the three months ended June 30, 2001 from $48.5 million for the three months ended June 30, 2000. License revenue increased 41% to $127.3 million for the six months ended June 30, 2001 from $90.5 million for the six months ended June 30, 2000. Our growth in license revenue is attributable primarily to growth in license fees from WinRunner, LoadRunner, and TestDirector products as well as revenue from our Application Performance Management (APM) and Managed Service Provider (MSP) offerings.

     Service revenue increased 42% to $29.9 million for the three months ended June 30, 2001 from $21.1 million for the three months ended June 30, 2000. Service revenue increased 50% to $59.4 million for the six months ended June 30, 2001 from $39.5 million for the six months ended June 30, 2000. The increase in service revenue is a result of new maintenance contracts accompanying the growth in license revenue as well as renewals of existing maintenance contracts. We expect that service revenue will continue to increase in absolute dollars as long as our customer base continues to grow.

     Cost of revenue

     License cost of revenue includes cost of materials, product packaging, equipment depreciation, production personnel and costs associated with our MSP business. License cost of revenue increased to $5.9 million and $12.0 million for the three and six months ended June 30, 2001, respectively, compared to $3.7 million and $6.6 million for the three and six months ended June 30, 2000. License cost of revenue, as a percentage of license revenue, increased to 9% for both the three and six months ended June 30, 2001 from 8% and 7% for the three and six months ended June 30, 2000, respectively. The increase was primarily due to additional personnel, depreciation of capital equipment, and Internet service fees for our MSP business.

     Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. Service cost of revenue increased to $8.1 million and $15.7 million for the three and six months ended June 30, 2001, respectively, compared to $5.7 million and $10.5 million for the three and six months ended June 30, 2000. Service cost of revenue, as a percentage of service revenue, was 27% for both the three months ended June 30, 2001 and 2000. Service cost of revenue, as a percentage of service revenue was 26% and 27% for the six months ended June 30, 2001 and 2000, respectively. The absolute dollar increase in service cost of revenue was primarily due to an increase in personnel-related costs reflecting growth in customer support headcount and an increase in training and consulting outsourcing expense. Service cost of revenue as a percentage of service revenue may vary based on the degree of outsourcing of training and consulting and the profitability of individual consulting engagements.

     Research and development

     Research and development expense consists primarily of costs associated with the development of new products, enhancements of existing products and quality assurance procedures, and is comprised primarily of employee salaries and related costs, consulting costs, equipment depreciation and facilities expenses. Research and development expense was $9.5 million and $18.8 million, or 10% of total revenue for the three and six months ended June 30, 2001, compared to $8.5 million and $15.6 million, or 12% of total revenue for the three and six months ended June 30, 2000, respectively. The increase in absolute dollars of research and development spending in the three and six months ended June 30, 2001 reflected an increase in spending due to growth in research and development headcount resulting in increased personnel related costs including salaries and fringe benefits of research and development engineers.

     Marketing and selling

     Marketing and selling expense consists primarily of employee salaries and related costs, sales commissions, facilities expenses and marketing programs. Marketing and selling expense was $49.1 million and $96.8 million for the three and six months ended June 30, 2001, compared to $35.3 million and $67.9 million, or 51% and 52% of total revenue for the three and six months ended June 30, 2001 and 2000, respectively. The absolute dollar increase in marketing and selling expenses was primarily due to increased commission expense attributable to the higher revenue level, an increase in personnel-related costs reflecting the growth in sales and marketing headcount, including the increase in sales headcount related to our cybersales organization and APM business, and increased spending on marketing programs. We expect marketing and selling expenses to increase in absolute dollars as total revenue increases, but these expenses may vary as a percentage of revenue.

     General and administrative

     General and administrative expense consists primarily of employee salaries and costs related to executive and finance personnel. General and administrative expense was $6.1 million and $11.1 million for the three and six months ended June 30, 2001, compared to $4.1 million and $7.5 million, or 6% of total revenue for the three and six months ended June 30, 2001 and 2000, respectively. The increase in absolute dollar spending reflected increased staffing and associated costs necessary to manage and support our operations.

     Acquisition of Freshwater Software

     On May 21, 2001, we acquired all of the outstanding securities of Freshwater Software, Inc. ("Freshwater"), a provider of eBusiness monitoring and management solutions. We acquired Freshwater for cash consideration of $146.1 million. The purchase price was allocated to tangible assets of $6.9 million and assumed liabilities of $4.5 million. The purchase price included $849,000 for the fair value of 13,000 assumed Freshwater vested stock options, as well as, direct acquisition costs of $529,000. The allocation of the purchase price resulted in an excess of purchase price over net tangible assets acquired of $148.1 million. This was allocated $7.6 million to workforce and purchased technology and $140.5 million to goodwill, including $3.0 million of goodwill for deferred tax benefits associated with the workforce and purchased technology. The goodwill and other intangible assets are being amortized on a straight-line basis over 3 years. Amortization expense for the three and six months ended June 30, 2001 was $5.3 million. We expects to amortize $12.3 million in both the third and fourth quarters of 2001.

     The transaction was accounted for as a purchase and, accordingly, the operating results of Freshwater have been included in the accompanying consolidated financial statements from the date of acquisition. If the purchase had occurred at the beginning of each period, net revenues attributable to Mercury and Freshwater would have been $97.4 million, $191.1 million, $71.7 million and $133.9 million for the three and six months ended June 30, 2001 and 2000, respectively; net income (loss) would have been $(528,000), $748,000, $(2.6) million and $(7.8) million for the three and six months ended June 30, 2001 and 2000; and earnings per share would have been $(0.01), $0.01, $(0.03) and $(0.10) for the three and six months ended June 30, 2001 and 2000, respectively.

     In conjunction with the acquisition of Freshwater, we recorded a charge for certain nonrecurring restructuring and integration costs of $946,000. The charge included costs for consolidation of facilities, employee severance, fixed asset write-offs and systems and process integration. We expects all costs associated with the charge to be incurred by October 2001.

Amortization of stock-based compensation

     In connection with the acquisition of Freshwater, we recorded unearned stock-based compensation totaling $10.4 million associated with 140,000 unvested stock options assumed. Amortization of unearned stock-based compensation for both the three and six months ended June 30, 2001 was $555,000.

     Other income, net

     Other income, net consists primarily of interest income, interest expense related to our convertible subordinated notes, and foreign exchange gains and losses. The decrease in other income, net to $2.9 million for the three months ended June 30, 2001, from $3.2 million for the three months ended June 30, 2000, reflected primarily lower interest rates. The increase in other income, net to $8.2 million for the six months ended June 30, 2001, from $5.8 million for the six months ended June 30, 2000, reflected primarily increased interest income due to higher cash and investment balances from the proceeds of the convertible subordinated notes, net of interest expense on the notes and from cash generated from operations.

     Provision for income taxes

     We have structured our operations in a manner designed to maximize income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions which we will be able to realize under programs currently in effect expire at various dates through 2012. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions.

     Liquidity and Capital Resources

     At June 30, 2001, our principal source of liquidity consisted of $678.1 million of cash and investments compared to $782.4 million at December 31, 2000. The June 30, 2001 balance included $268.0 million of short-term and $243.8 million of long-term investments in high quality financial, government, and corporate securities. During the six months ended June 30, 2001, we generated approximately $46.0 million cash from operations, primarily from our net income.

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

     Our primary investing activities consisted of the acquisition of Freshwater for net cash consideration of $144.0 million. Our investing activities also consisted of net proceeds from investments of $44.2 million and investments made in non-consolidated companies of $13.1 million during the six months ended June 30, 2001. We have committed to make additional capital contributions to non-consolidated companies totaling $12.8 million and we expect to pay approximately $3.7 million through March 31, 2002 as capital calls are made. Our investing activities also consisted of purchases of property and equipment of $12.4 million. This included $2.0 million for the renovation of headquarters buildings in Sunnyvale, as well as, $861,000 for the construction of research and development facilities in Israel. We expect to spend an additional $5.0 million to complete the renovation of our buildings in Sunnyvale and expect to spend an additional $7.0 million to complete the construction of the Israel facilities.

     Our primary financing activity consisted of issuances of common stock under our employee stock option and stock purchase plans, net of notes receivable collected from issuance of common stock of $18.7 million.

     Assuming there is no significant change in our business, we believe that our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months. We also expect to satisfy our financing requirements through the incurrence of debt from time to time.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board released Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. FAS 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill and intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 is effective for fiscal years beginning after March 15, 2001. We will adopt FAS 142 during its fiscal year ended December 31, 2002. The impact of the implementation of FAS 142 will require us to reclassify its balance sheet to show the composition of the Freshwater goodwill and other intangible assets that were acquired in May 2001. The implementation will also require us to discontinue amortization of its goodwill and other intangibles after December 31, 2001 and to evaluate the intangibles for impairment on an annual basis.

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

     We have experienced seasonality in our revenues and earnings, with the fourth quarter of the year typically having the highest revenue and earnings for the year and higher revenue and earnings than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers and from the structure of our sales commission program. We expect this seasonality to continue in the future. In addition, our customers' decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. We believe that the slowdown in the economy has caused and may continue to cause customers to reassess their immediate technology needs and to defer purchasing decisions, and accordingly has reduced and could reduce demand in the future for our products and services.

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

     In the market for solutions for testing of applications, our principal competitors include Compuware, Empirix, Radview, Rational Software, and Segue Software. In the new and rapidly changing market for application performance management solutions, our competitors include providers of hosted services such as BMC Software, Keynote Systems and Service Metrics (a division of Exodus Communications), and emerging companies. In addition, we face potential competition in this market from existing providers of testing solutions such as Segue Software and Compuware. Finally, in both the markets for testing solutions and the market for application performance management solutions, we face potential competition from established providers of systems and network management software such as Computer Associates and Tivoli.

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

     If we are unable to manage our growth, our business may be harmed. Since 1991, we have experienced significant annual increases in revenue, employees and number of product and service offerings. This growth has placed and, if it continues, will place a significant strain on our management and our financial, operational, marketing and sales systems. If we cannot manage our growth effectively, our business, competitive position, operating results and financial condition could suffer. Although we are implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of our sales and customer support systems, the implementation of these systems, procedures and controls may not be completed successfully, or may disrupt our operations. Any failure by us to properly manage these transitions could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan. Conversely, if we fail to reduce staffing levels when necessary, our costs would be excessive and our business and operating results could be adversely affected. Conversely, if we fail to reduce staffing levels when necessary, our costs would be excessive and our business and operating results could be adversely affected.

     The success of our business depends on the efforts and abilities of our senior management and other key personnel. We depend on the continued services and performance of our senior management and other key personnel. We do not have long term employment agreements with any of our key personnel. The loss of any of our executive officers or other key employees could hurt our business. The loss of senior personnel can result in significant disruption to our ongoing operations, and new senior personnel must spend a significant amount of time learning our business and our systems in addition to performing their regular duties.

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

     We depend on our international operations for a substantial portion of our revenues. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, sales to customers outside the United States were 35% and 34% for the three and six months ended June 30, 2001 and 32% for both the three and six months ended June 30, 2000, respectively. In addition, we have substantial research and development operations in Israel. We face risks associated with our international operations, including:

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

     The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended July 31, 2001, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $156.75 to a low of $31.88. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market rate risk for changes in interest rates is limited to our investment portfolio. Derivative financial instruments are not a part of our investment policy. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as "held to maturity." This classification does not expose the consolidated statements of income or balance sheets to fluctuation in interest rates. At June 30, 2001, $166.3 million, or 24%, of our cash, cash equivalents and investment portfolio carried a maturity of less than 90 days, and an additional $268.0 million, or 40%, carried a maturity of less than one year. All investments mature, by policy, in less than three years.

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

     From time to time, we make investments in private companies, particularly private companies that are strategic partners of ours. As of June 30, 2001, we had invested $13.1 million in private companies. In addition, we have committed to make capital contributions to a venture capital fund totaling $12.8 million and we expect to pay approximately $3.7 million through March 31, 2002 as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The recent general decline in the Nasdaq Stock Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments.

PART II. OTHER INFORMATION
--------------------------

Item 4.   Submission of Matters to a Vote of Stockholders

(a) The Annual Meeting of the Stockholders ("the Meeting") of Mercury Interactive Corporation was held at the Company's corporate offices at 1325 Borregas Avenue, Sunnyvale, California 94089 at 10:00 a.m. PST on Tuesday, May 15, 2001.

(b) At the Meeting, the following five persons were elected to the Company's Board of Directors, constituting all members of the Board of Directors.

          Nominee                  For            Withheld
          -------                  ---            --------

          Kenneth Klein            55,658,610     15,858,999
          Igal Kohavi              70,994,755        522,854
          Amnon Landan             55,637,790     15,879,819
          Yair Shamir              70,985,876        531,733
          Giora Yaron              70,995,340        522,269

(c) The following additional proposal was considered at the Meeting with the results according to the respective vote of the stockholders:

          Ratification and approval of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the year ending December 31, 2001.

          For            Against        Abstentions      Broker Non-Votes
          ---            -------        -----------      ----------------

          71,094,542     196,420        226,647          10,125,610


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibit 10.1 - Agreement and Plan of Merger by and among Mercury Interactive Corporation, Freshwater Software, Inc. and Aqua Merger Company dated May 21, 2001.

(b)       No reports on Form 8-K were filed during the three months ended June
          30, 2001.

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

                                         MERCURY INTERACTIVE CORPORATION
                                                  (Registrant)

Dated: August 14, 2001                     By:         /s/ Sharlene Abrams
                                               ---------------------------------
                                                     Sharlene Abrams,
                                             Chief Financial Officer and Vice
                                         President of Finance and Administration

INDEX TO EXHIBIT

                                                    Sequentially
Exhibit No.    Description                           Number Page
-----------    ------------                          -----------

10.1           Agreement and Plan of Merger by and        23
               among Mercury Interactive
               Corporation, Freshwater Software,
               Inc. and Aqua Merger Company dated
               May 21, 2001.