Form 10-Q
period 2001-09-30
MERCURY INTERACTIVE CORPORATION
filed 2001-11-14
CIK 867058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO

The number of shares of Registrant's Common Stock outstanding as of October 31, 2001 was 82,719,860.

                         MERCURY INTERACTIVE CORPORATION

                                      INDEX

                                                                                 Page No.
                                                                                 -------
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements:

          Condensed Consolidated Balance Sheets -
                September 30, 2001 and December 31, 2000                           3

          Condensed Consolidated Statements of Operations -
                Three and nine months ended September 30, 2001 and 2000            4

          Condensed Consolidated Statements of Cash Flows -
                Nine months ended September 30, 2001 and 2000                      5

          Notes to Condensed Consolidated Financial Statements                     6

Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk              22

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                        23

SIGNATURE                                                                         24

PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Unaudited Financial Statements

                         MERCURY INTERACTIVE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                              September 30,             December 31,
                                                                  2001                      2000
                                                                  ----                      ----
ASSETS

Current assets:
    Cash and cash equivalents                                 $   183,242               $   226,387
    Short-term investments                                        239,989                   402,356
    Trade accounts receivable, net                                 61,036                    62,989
    Other receivables                                              12,779                    13,233
    Prepaid expenses and other assets                              23,372                    21,316
                                                              -----------               -----------
        Total current assets                                      520,418                   726,281

Long-term investments                                             237,613                   153,623
Investments in non-consolidated companies                          18,944                        --
Property and equipment, net                                        94,128                    82,895
Goodwill and other intangible assets, net                         130,318                        --
Other assets, net                                                  12,010                    13,576
                                                              -----------               -----------
        Total assets                                          $ 1,013,431               $   976,375
                                                              ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                          $     9,932               $    12,931
    Accrued liabilities                                            49,638                    58,942
    Income taxes payable                                           34,450                    23,797
    Deferred revenue                                               88,703                    77,673
                                                              -----------               -----------
        Total current liabilities                                 182,723                   173,343

Convertible subordinated notes                                    500,000                   500,000
                                                              -----------               -----------
        Total liabilities                                         682,723                   673,343
                                                              -----------               -----------

Stockholders' equity:
    Common stock                                                      165                       162
    Capital in excess of par value                                226,109                   190,232
    Treasury stock                                                (16,082)                       --
    Notes receivable from issuance of stock                       (11,437)                   (7,528)
    Unearned stock-based compensation                              (6,135)                       --
    Accumulated other comprehensive loss                           (1,868)                   (1,415)
    Retained earnings                                             139,956                   121,581
                                                              -----------               -----------
        Total stockholders' equity                                330,708                   303,032
                                                              -----------               -----------
        Total liabilities and stockholders' equity            $ 1,013,431               $   976,375
                                                              ===========               ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MERCURY INTERACTIVE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                          Three months ended             Nine months ended
                                                                             September 30,                 September  30,
                                                                             -------------                 --------------
                                                                         2001            2000           2001           2000
                                                                         ----            ----           ----           ----
Revenues:
     License                                                           $ 51,200        $ 54,200       $178,500       $144,700
     Service                                                             32,800          25,300         92,200         64,800
                                                                       --------        --------       --------       --------
          Total revenues                                                 84,000          79,500        270,700        209,500
                                                                       --------        --------       --------       --------

Cost of revenues:
     License                                                              5,930           5,152         17,957         11,788
     Service                                                              7,218           6,942         22,934         17,480
                                                                       --------        --------       --------       --------
          Total cost of revenues                                         13,148          12,094         40,891         29,268
                                                                       --------        --------       --------       --------

Gross profit                                                             70,852          67,406        229,809        180,232
                                                                       --------        --------       --------       --------

Operating expenses:
     Research and development (excluding stock-
          based compensation of $236, $0, $393 and
          $0, respectively)                                               9,255           8,132         28,051         23,692
     Marketing and selling (excluding stock-
          based compensation of $408, $0, $662 and
          $0, respectively)                                              45,171          38,995        142,003        106,867
     General and administrative (excluding stock-
          based compensation of $290, $0, $434 and
          $0, respectively)                                               5,578           4,766         16,696         12,223
     Amortization of stock-based compensation                               934              --          1,489             --
     Restructuring, integration and other related charges                 4,415              --          5,361             --
     Amortization of goodwill and other
         intangible assets                                               12,452              --         17,783             --
                                                                       --------        --------       --------       --------
     Total operating expenses                                            77,805          51,893        211,383        142,782
                                                                       --------        --------       --------       --------
Income (loss) from operations                                            (6,953)         15,513         18,426         37,450
Other income, net                                                         1,418           5,332          9,597         11,168
                                                                       --------        --------       --------       --------
Income (loss) before provision for income taxes                          (5,535)         20,845         28,023         48,618
Provision for income taxes                                                1,570           4,169          9,648          9,724
                                                                       --------        --------       --------       --------
Net income (loss)                                                      ($ 7,105)       $ 16,676       $ 18,375       $ 38,894
                                                                       ========        ========       ========       ========
Net income (loss) per share (basic)                                    ($  0.09)       $   0.21       $   0.22       $   0.49
                                                                       ========        ========       ========       ========
Net income (loss) per share (diluted)                                  ($  0.09)       $   0.18       $   0.20       $   0.42
                                                                       ========        ========       ========       ========
Weighted average common shares (basic)                                   83,266          80,263         82,494         79,571
                                                                       ========        ========       ========       ========
Weighted average common shares and equivalents (diluted)                 83,266          92,533         90,386         91,674
                                                                       ========        ========       ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MERCURY INTERACTIVE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                          Nine months ended
                                                                                              September 30,
                                                                                              -------------
                                                                                        2001                 2000
                                                                                        ----                 -----
Cash flows from operating activities:
    Net income                                                                       $  18,375            $  38,894
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                     9,904                6,479
       Amortization of goodwill and other intangibles assets                            17,783                   --
       Amortization of stock-based compensation                                          1,489                   --
       Changes in assets and liabilities:
        Trade accounts receivable, net                                                   3,342               (6,730)
        Other receivables                                                                  454               (6,180)
        Prepaid expenses and other assets                                                  515               (2,285)
        Accounts payable                                                                (3,284)               1,642
        Accrued liabilities                                                            (10,012)              22,146
        Income taxes payable                                                             7,481                8,125
        Deferred revenue                                                                 7,662               32,813
                                                                                     ---------            ---------
       Net cash provided by operating activities                                        53,709               94,904
                                                                                     ---------            ---------

Cash flows from investing activities:
    Cash paid in conjunction with Freshwater Software acquisition, net                (143,961)                  --
    Proceeds from (purchase of) investments, net                                        78,377             (367,639)
    Purchases of investments in non-consolidated companies                             (18,944)                  --
    Acquisition of property and equipment, net                                         (19,289)             (18,429)
                                                                                     ---------            ---------
       Net cash used in investing activities                                          (103,817)            (386,068)
                                                                                     ---------            ---------

Cash flows from financing activities:
    Issuance of common stock, net of related notes receivable                           23,498               23,569
    Issuance of convertible subordinated notes, net                                         --              485,515
    Purchase of treasury stock                                                         (16,082)                  --
                                                                                     ---------            ---------
       Net cash provided by financing activities                                         7,416              509,084
                                                                                     ---------            ---------

Effect of exchange rate changes on cash                                                   (453)                  10
                                                                                     ---------            ---------
Net increase (decrease) in cash and cash equivalents                                   (43,145)             217,930
Cash and cash equivalents at beginning of period                                       226,387              113,346
                                                                                     ---------            ---------

Cash and cash equivalents at end of period                                           $ 183,242            $ 331,276
                                                                                     =========            =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MERCURY INTERACTIVE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of its operations, and its cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, included in the 2000 Form 10-K. The condensed consolidated statements of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the entire fiscal year ended December 31, 2001.

NOTE 2 - NET INCOME PER SHARE

     Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, using the treasury stock method. For the three and nine months ended September 30, 2001 and 2000, dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans. The following table summarizes the Company's earnings per share computations for the three and nine months ended September 30, 2001 and 2000 (in thousands, except per share amounts):

                                                                    Three months ended                Nine months ended
                                                                        September 30,                    September 30,
                                                                        -------------                    -------------
                                                                    2001             2000            2001            2000
                                                                    ----             ----            ----            ----
Numerator:
    Net income (loss)                                             ($7,105)         $16,676         $18,375         $38,894
                                                                 ========          =======         =======         =======

Denominator:
Denominator for basic net income
     per share - weighted average shares                           83,266           80,263          82,494          79,571

     Incremental common shares attributable
        to shares issuable under employee stock plans                  --           12,270           7,892          12,103
                                                                 --------          -------         -------         -------

     Denominator for diluted net income
        per share - weighted average shares                        83,266           92,533          90,386          91,674
                                                                 ========          =======         =======         =======

     Net income per share  (basic)                                 ($0.09)         $  0.21         $  0.22         $  0.49
                                                                 ========          =======         =======         =======

     Net income per share (diluted)                                ($0.09)         $  0.18         $  0.20         $  0.42
                                                                 ========          =======         =======         =======

     For the three and nine months ended September 30, 2001, options to purchase 9,800,735 and 6,104,260 shares of common stock with a weighted average price of $55.99 and $65.20, respectively, were considered anti-dilutive because the options' exercise price was greater than the average fair market value of the Company's common stock for the period then ended. For the three and nine months ended September 30, 2000, options to purchase 324,250 and 32,000 shares of common stock with a weighted average price of $107.39 and $125.44, respectively, were considered anti-dilutive. The 4,494,400 shares of common stock reserved for issuance upon conversion of the outstanding convertible subordinated notes issued in 2000 were not included in diluted earnings per share because the conversion would be anti-dilutive.

NOTE 3 - RESTRUCTURING AND RELATED CHARGES

      During the third quarter of 2001, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded restructuring charges of $4.4 million, consisting of $2.9 million for headcount reductions, $1.1 million for the cancellation of a marketing event, and $400,000 for professional services and consolidation of facilities. Headcount reductions consisted of a reduction in force of approximately 140 employees, or approximately 8% of the Company's worldwide workforce.

      Total cash outlays associated with the restructuring are expected to be $4.2 million. The remaining $0.2 million of restructuring costs consists of non-cash charges for asset write-offs. During the third quarter of 2001, cash used for restructuring costs was $ 2.8 million. The majority of the remaining cash outlays of $1.4 million, which include severance costs and fees associated with the cancellation of a marketing event, are expected to occur in the fourth quarter of 2001.

NOTE 4 - ACQUISITION OF FRESHWATER SOFTWARE

      On May 21, 2001, the Company acquired all of the outstanding securities of Freshwater Software, Inc. ("Freshwater"), a provider of eBusiness monitoring and management solutions. The Company acquired Freshwater for cash consideration of $146.1 million. The purchase price was allocated to tangible assets of $6.9 million and assumed liabilities of $4.5 million. The purchase price included $849,000 for the fair value of 13,000 assumed Freshwater vested stock options, as well as direct acquisition costs of $529,000. The allocation of the purchase price resulted in an excess of purchase price over net tangible assets acquired of $148.1 million. This was allocated $7.6 million to workforce and purchased technology and $140.5 million to goodwill, including $3.0 million of goodwill for deferred tax benefits associated with the workforce and purchased technology. The goodwill and other intangible assets are presently being amortized on a straight-line basis over 3 years. Amortization expense for the three and nine months ended September 30, 2001 was $12.5 million and $17.8 million, respectively. The Company expects to amortize approximately $12.0 million in the fourth quarter of 2001.

      The transaction was accounted for as a purchase and, accordingly, the operating results of Freshwater have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. If the purchase had occurred at the beginning of each period, net revenues attributable to the Company and Freshwater would have been $84.0 million, $275.1 million, $82.0 million and $215.9 million for the three and nine months ended September 30, 2001 and 2000, respectively; net income (loss) would have been ($7.1) million, ($6.4) million, $1.6 million and $(6.2) million for the three and nine months ended September 30, 2001 and 2000, respectively; and earnings
(loss) per share would have been $(0.09), ($0.08), $0.16 and $0.54 for the three and nine months ended September 30, 2001 and 2000, respectively.

      In conjunction with the acquisition of Freshwater, the Company recorded a charge for certain nonrecurring restructuring and integration costs of $946,000 during the second quarter of 2001. The charge included costs for consolidation of facilities, employee severance, fixed asset write-offs and systems and process integration. The Company expects all costs associated with the charge to be paid by the end of the fourth quarter of 2001.

NOTE 5 - COMPREHENSIVE INCOME

     The Company reports components of comprehensive income in its annual consolidated statements of shareholders' equity. Comprehensive income consists of net income and foreign currency translation adjustments. The Company's total comprehensive income for the three and nine months ended September 30, 2001 and 2000 was as follows (in thousands):

                                        Three months ended    Nine months ended
                                           September 30,        September 30,
                                           -------------        -------------
                                          2001       2000       2001      2000
                                          ----       ----       ----      ----
     Net income (loss)                  ($7,105)   $16,676    $18,375   $38,894
     Currency translation gain (loss)      (872)       128       (453)       10
                                        -------    -------    -------   -------
     Comprehensive income (loss)        ($7,977)   $16,804    $17,922   $38,904
                                        =======    =======    =======   =======


NOTE 6 - INCOME TAXES

     The effective tax rate for the three and nine months ended September 30, 2001 differs from statutory tax rates principally because of the non-deductibility of charges for amortization of goodwill and other intangible assets and stock-based compensation, and special reduced taxation programs by the government of Israel.

NOTE 7 - INVESTMENTS IN NON-CONSOLIDATED COMPANIES

     The Company makes venture capital investments in private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as the Company does not have the ability to exercise significant influence over these companies' operations. The Company monitors its investments for impairment and will record reductions in carrying values if and when necessary.

NOTE 8 -  STOCK-BASED COMPENSATION

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

     In connection with the acquisition of Freshwater, the Company recorded unearned stock-based compensation totaling $10.4 million associated with 140,000 unvested stock options assumed. The Company reduced unearned compensation recorded of $3.1 million due to the termination of certain employees in conjunction with the third quarter restructuring. Amortization of unearned stock-based compensation for the three and nine months ended September 30, 2001 was $934,000 and $1.5 million, respectively. The Company expects to amortize approximately $600,000 per quarter over the remaining vesting periods of the related options.

NOTE 9  - STOCK REPURCHASE PROGRAM

     During the third quarter of 2001, the Board of Directors authorized the repurchased 783,500 shares of the Company's common stock in the open market, subject to normal trading restrictions, at an average price of $20.40.

NOTE 10 - GEOGRAPHIC REPORTING

     The Company has three reportable operating segments: the Americas, Europe, and the Rest of the World. These segments are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated performance management solutions. The Company evaluates operating segment performance based primarily on net revenues and certain operating expenses. Financial information for the Company's operating segments is summarized below for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                                      Three months ended     Nine months ended
                                         September 30,         September 30,
                                         -------------         -------------
                                        2001       2000       2001       2000
                                        ----       ----       ----       ----
     Net revenues to third parties:
     Americas                         $53,300    $54,100    $176,800   $142,600
     Europe                            23,700     18,100      71,800     49,000
     Rest of the World                  7,000      7,300      22,100     17,900
                                      -------    -------    --------   --------

     Consolidated                     $84,000    $79,500    $270,700   $209,500
                                      =======    =======    ========   ========

                                              September 30,     December 31,
                                                  2001              2000
                                                  ----              ----
     Identifiable assets:
     Americas                                  $  802,538         $808,583
     Europe                                        43,632           21,538
     Rest of the World                            167,261          146,254
                                               ----------         --------

     Consolidated                              $1,013,431         $976,375
                                               ==========         ========

     The subsidiary located in the United Kingdom accounted for 11% of the consolidated net revenue to unaffiliated customers for the nine months ended September 30, 2001 and less than 10% for both the three months ended September 30, 2001 and 2000 and nine months ended September 30, 2000, respectively. Operations located in Israel accounted for 16% and 13% of the consolidated identifiable assets at September 30, 2001 and December 31, 2000, respectively. No other subsidiary represented 10% or more of the related consolidated amounts for the periods presented.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

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

     The Company enters into forward foreign exchange contracts ("forward contracts") to hedge foreign currency denominated receivables due from certain European and Pacific Rim subsidiaries against fluctuations in exchange rates. The Company does not enter into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. The Company had outstanding forward contracts with nominal amounts totaling $11.0 million and $13.0 million at September 30, 2001 and December 31, 2000, respectively. The open forward contracts at September 30, 2001 mature at various dates through June 2002 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, French Franc, Euro, Norwegian

Kroner, Japanese Yen, Swiss Franc and Swedish Krona. The unrealized net gain on the Company's forward contracts at September 30, 2001 and December 31, 2000 was $344,000 and $282,000, respectively.

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board released Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized, goodwill and intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after March 15, 2001. The Company will adopt SFAS 142 during its fiscal year ended December 31, 2002.

     In August 2001, the FASB issued SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-loved assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations or lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS 143 will not have an impact on its financial statements.

     In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets." The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived assets to be Disposed of," and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company expects that the initial application of SFAS 144 will not have a material impact on its financial statements.

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

Results of Operations

       Revenue
       -------

       License revenue decreased 6% to $51.2 million for the three months ended September 30, 2001 from $54.2 million for the three months ended September 30, 2000. The decrease in license revenue for the three months ended September 30, 2001 was primarily attributable to a decrease in license fees from testing products due to the worldwide economic slow down and the adverse impact on business of the terrorist activities of September 11, 2001. License revenue increased 23% to $178.5 million for the nine months ended September 30, 2001 from $144.7 million for the nine months ended September 30, 2000. Our growth in license revenue was attributable primarily to growth in license fees from testing products as well as revenue from our APM/MSP offerings.

       Service revenue increased 30% to $32.8 million for the three months ended September 30, 2001 from $25.3 million for the three months ended September 30, 2000. Service revenue increased 42% to $92.2 million for the nine months ended September 30, 2001 from $64.8 million for the nine months ended September 30, 2000. The increase in service revenue was a result of renewals of existing maintenance contracts. We expect that service revenue will continue to increase in absolute dollars as long as our customer base continues to grow.

       Cost of revenue
       ---------------

       License cost of revenue includes cost of materials, product packaging, equipment depreciation, production personnel and costs associated with our MSP business. License cost of revenue increased to $5.9 million and $18.0 million for the three and nine months ended September 30, 2001, respectively, compared to $5.2 million and $11.8 million for the three and nine months ended September 30, 2000. License cost of revenue, as a percentage of license revenue, increased to 12% and 10% for the three and nine months ended September 30, 2001, respectively, from 10% and 8% for the three and nine months ended September 30, 2000, respectively. The increase was primarily due to additional headcount and personnel-related costs and Internet service fees for our MSP business.

       Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. Service cost of revenue increased to $7.2 million and $22.9 million for the three and nine months ended September 30, 2001, respectively, compared to $6.9 million and $17.5 million for the three and nine months ended September 30, 2000. Service cost of revenue, as a percentage of service revenue, decreased to 22% and 25% for the three months ended September 30, 2001 and 2000, respectively. Service cost of revenue, as a percentage of service revenue was 27% for both the nine months ended September 30, 2001 and 2000, respectively. The absolute dollar increase in service cost of revenue was primarily due to an increase in personnel-related costs reflecting growth in customer support headcount partially offset by a decrease in training and consulting outsourcing expense. Service cost of revenue as a percentage of service revenue may vary based on the degree of outsourcing of training and consulting and the profitability of individual consulting engagements.

       Research and development
       ------------------------

       Research and development expense consists primarily of costs associated with the development of new products, enhancements of existing products and quality assurance procedures, and is comprised primarily of employee salaries and related costs, consulting costs, equipment depreciation and facilities expenses. Research and development expense was $9.3 million and $28.1 million, or 11% and 10% of total revenue for the three and nine months ended September 30, 2001, respectively, compared to $8.1 million and $23.7 million, or 10% and 11% of total revenue for the three and nine months ended September 30, 2000, respectively. The increase in absolute dollars of research and development spending in the three and nine months ended September 30, 2001 reflected an increase in spending due to growth in research and development headcount resulting in increased personnel-related costs.

       Marketing and selling
       ---------------------

       Marketing and selling expense consists primarily of employee salaries and related costs, sales commissions, facilities expenses and marketing programs. Marketing and selling expense was $45.2 million and $142.0 million or 54% and 52% of total revenue for the three and nine months ended September 30, 2001, compared to $39.0 million and $106.9 million, or 49% and 51% of total revenue for the three and nine months ended September 30, 2001 and 2000, respectively. The absolute dollar increase in marketing and selling expenses was primarily due to an increase in personnel-related costs reflecting growth in sales and marketing headcount, including the increase in sales headcount related to our cybersales organization and APM business, and increased spending on facilities and marketing programs. The increase in selling and marketing expenses as a percentage of revenue reflected lower than expected revenues due to the worldwide economic slow down and the adverse impact on business of the terrorist activities on September 11, 2001. Commission expenses for the three months ended September 30, 2001 decreased due to lower revenue levels as compared to the three months ended September 30, 2000. We expect marketing and selling expenses to increase in absolute dollars if total revenue increases, but these expenses may vary as a percentage of revenue.

       General and administrative
       --------------------------

       General and administrative expense consists primarily of employee salaries and costs related to executive and finance personnel. General and administrative expense was $5.6 million and $16.7 million or 7% and 6% of total revenue for the three and nine months ended September 30, 2001, compared to $4.8 million and $12.2 million, or 6% of total revenue for both the three and nine months ended September 30, 2001 and 2000, respectively. The increase in absolute dollar spending reflected increased staffing and associated costs necessary to manage and support our operations.

       Amortization of stock-based compensation
       ----------------------------------------

       In connection with the acquisition of Freshwater, we recorded unearned stock-based compensation totaling $10.4 million associated with 140,000 unvested stock options assumed. We reduced unearned compensation of $3.1 million due to the termination of certain employees in conjunction with the third quarter restructuring. Amortization of unearned stock-based compensation for the three and nine months ended September 30, 2001 was $934,000 and $1.5 million, respectively. We expect to amortize approximately $600,000 per quarter over the remaining vesting periods of the related options.

       Restructuring, integration and other related charges
       ----------------------------------------------------

       During the third quarter of 2001, in connection with management's plan to reduce costs and improve operating efficiencies, we recorded restructuring charges of $4.4 million, consisting of $2.9 million for headcount reductions, $1.1 million for the cancellation of a marketing event, and $400,000 for professional services and consolidation of facilities. Headcount reductions consisted of a reduction in force of approximately 140 employees, or approximately 8% of our worldwide workforce.

       Total cash outlays associated with the restructuring are expected to be $4.2 million. The remaining $0.2 million of restructuring costs consists of non-cash charges for asset write-offs. During the third quarter of 2001, cash outlays used for restructuring costs were $2.8 million. The majority of the remaining cash outlays of $1.4 million, which include severance costs and fees associated with the cancellation of a marketing event, are expected to occur in the fourth quarter of 2001.

       In conjunction with the acquisition of Freshwater, we recorded a charge for certain nonrecurring restructuring and integration costs of $946,000 during the second quarter of 2001. The charge included costs for consolidation of facilities, employee severance, fixed asset write-offs and systems and process integration. We expect all costs associated with the charge to be paid by the end of the fourth quarter of 2001.

     Amortization of goodwill and other intangible assets
     -----------------------------------------------------

     On May 21, 2001, we acquired all of the outstanding securities of Freshwater Software, Inc. ("Freshwater"), a provider of eBusiness monitoring and management solutions. We acquired Freshwater for cash consideration of $146.1 million. The purchase price was allocated to tangible assets of $6.9 million and assumed liabilities of $4.5 million. The purchase price included $849,000 for the fair value of 13,000 assumed Freshwater vested stock options, as well as direct acquisition costs of $529,000. The allocation of the purchase price resulted in an excess of purchase price over net tangible assets acquired of $148.1 million. This was allocated $7.6 million to workforce and purchased technology and $140.5 million to goodwill, including $3.0 million of goodwill for deferred tax benefits associated with the workforce and purchased technology. The goodwill and other intangible assets are being presently amortized on a straight-line basis over 3 years. Amortization expense for the three and nine months ended September 30, 2001 was $12.5 million and $17.8 million, respectively. We expect to amortize approximately $12.0 million in the fourth quarter of 2001.

     The transaction was accounted for as a purchase and, accordingly, the operating results of Freshwater have been included in our accompanying consolidated financial statements from the date of acquisition. If the purchase had occurred at the beginning of each period, our consolidated net revenues would have been $84.0 million, $275.1 million, $82.0 million and $215.9 million for the three and nine months ended September 30, 2001 and 2000, respectively; net income (loss) would have been ($7.1) million, ($6.4) million, $1.6 million and $(6.2) million for the three and nine months ended September 30, 2001 and 2000, respectively; and earnings (loss) per share would have been $(0.09), ($0.08), $0.16 and $0.54 for the three and nine months ended September 30, 2001 and 2000, respectively.

     Other income, net
     -----------------

     Other income, net consists primarily of interest income, interest expense related to our convertible subordinated notes, and foreign exchange gains and losses. The decrease in other income, net to $1.4 million from $5.3 million and $9.6 million from $11.2 million for the three and nine months ended September 30, 2001 and 2000, respectively, reflected primarily lower interest rates.

     Provision for income taxes
     --------------------------

     We have structured our operations in a manner designed to maximize income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions which we will be able to realize under programs currently in effect expire at various dates through 2012. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. The effective tax rate for the three and nine months ended September 30, 2001 differs from statutory tax rates principally because of the non-deductibility of charges for amortization of goodwill and other intangible assets and stock-based compensation, and special reduced taxation programs by the government of Israel.

Liquidity and Capital Resources

     At September 30, 2001, our principal source of liquidity consisted of $660.8 million of cash and investments compared to $782.4 million at December 31, 2000. The September 30, 2001 balance included $240.0 million of short-term and $237.6 million of long-term investments in high quality financial, government, and corporate securities. During the nine months ended September 30, 2001, we generated approximately $53.7 million cash from operations, primarily from our net income.

     For the nine months ended September 30, 2001, our investing activities consisted of net cash paid in conjunction with the Freshwater acquisition of $144.0 million, investments made in non-consolidated companies of $18.9 million and purchases of property and equipment of $19.3 million offset by proceeds from investments of $78.4 million. We have committed to make additional capital contributions to a private equity fund totaling $12.0 million. Our purchases of property and equipment included $2.3 million for the renovation of headquarters buildings in Sunnyvale, as well as, $3.1 million for the construction of research and development facilities in Israel. We expect to spend an additional $5.0 million to complete the renovation of our buildings in Sunnyvale and expect to spend an additional $5.5 million to complete the construction of the Israel facilities.

     Our primary financing activity consisted of issuances of common stock under our employee stock option and stock purchase plans, net of notes receivable collected from issuance of common stock of $23.5 million. Our financing activities also consisted of the purchase of treasury stock of $16.1 million.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board released Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill and intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after March 15, 2001. We will adopt SFAS 142 during its fiscal year ended December 31, 2002. The impact of the implementation of SFAS 142 will require us to reclassify our balance sheet to show the composition of the Freshwater goodwill and other intangible assets that were acquired in May 2001. The implementation will also require us to discontinue amortization of our goodwill and other intangibles after December 31, 2001 and to evaluate the intangibles for impairment on an annual basis.

     In August 2001, the FASB issued SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations or lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. We expect that the initial application of SFAS 143 will not have an impact on our financial statements.

     In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets." The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived assets to be Disposed of," and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We expect that the initial application of SFAS 144 will not have a material impact on our financial statements.

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

     .    changes in the mix of products or services sold in a quarter;

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

       We have experienced seasonality in our revenues and earnings, with the fourth quarter of the year typically having the highest revenue and earnings for the year and higher revenue and earnings than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers and from the structure of our sales commission program. We expect this seasonality to continue in the future. In addition, our customers' decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. We believe that the slowdown in the economy, the terrorist activity on September 11, 2001, and the ensuing declaration of the war on terrorism has caused and may continue to cause customers to reassess their immediate technology needs and to defer purchasing decisions, and accordingly has reduced and could reduce demand in the future for our products and services.

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

       In the market for solutions for testing of applications, our principal competitors include Compuware, Empirix, Radview, Rational Software, and Segue Software. In the new and rapidly changing market for application performance management solutions, our competitors include providers of hosted services such as BMC Software, Keynote Systems and Service Metrics (a division of Exodus Communications), and emerging companies. In addition, we face potential competition in this market from existing providers of testing solutions such as Segue Software and Compuware. Finally, in both the markets for testing solutions and for application performance management solutions, we face competition from established providers of systems and network management software such as Computer Associates and Tivoli, a division of IBM.

       The software industry is increasingly experiencing consolidation and this could increase the resources available to our competitors and the scope of their product offerings. Our competitors and potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies or make more attractive offers to distribution partners and to employees.

       If we fail to maintain our existing distribution channels and develop additional channels in the future, our revenues will decline. We derive a substantial portion of our revenues from sales of our products through distribution channels such as systems integrators, value-added resellers, ASPs, ISPs or ISVs. We expect that sales of our products through these channels will continue to account for a substantial portion of our revenues for the foreseeable future. We have also entered into private labeling arrangements with ASPs who incorporate our products and services into theirs. We may not experience increased revenues from these new channels, which could harm our business.

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

       If we are unable to manage repaid changes in our business, our business may be harmed. Since 1991 and 2000, we have experienced significant annual increases in revenue, employees and number of product and service offerings. This growth has placed and, if it continues, will place a significant strain on our management and our financial, operational, marketing and sales systems. Recently we reduced our headcount, if we cannot manage rapid changes in our business environment effectively, our business, competitive position, operating results and financial condition could suffer. Although we are implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of our sales and customer support systems, the implementation of these systems, procedures and controls may not be completed successfully, or may disrupt our operations. Any failure by us to properly manage these transitions could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan. Conversely, if we fail to reduce staffing levels when necessary, our costs would be excessive and our business and operating results could be adversely affected.

       The success of our business depends on the efforts and abilities of our senior management and other key personnel. We depend on the continued services and performance of our senior management and other key personnel. We do not have long term employment agreements with any of our key personnel. The loss of any of our executive officers or other key employees could hurt our business. The loss of senior personnel can result in significant disruption to our ongoing operations, and new senior personnel must spend a significant amount of time learning our business and our systems in addition to performing their regular duties. For example, in November 2001, we announced that Douglas Smith had been appointed as our new Executive Vice President and Chief Financial Officer, replacing Sharlene Abrams.

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

       We depend on our international operations for a substantial portion of our revenues. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, sales to customers outside the United States were 37% and 35% for the three and nine months ended September 30, 2001 and 32% for both the three and nine months ended September 30, 2000, respectively. In addition, we have substantial research and development operations in Israel. We face risks associated with our international operations, including:

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

     The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended October 31, 2001, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $134.13 to a low of $18.71. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

   .    actual or anticipated variations in our quarterly operating results;

   . announcements of technological innovations or new products or services by us or our competitors;

   . announcements relating to strategic relationships, acquisitions or investments;

   . changes in financial estimates or other statements by securities analysts;

   .    changes in general economic conditions;

   .    terrorist attacks, bio-terrorism and the war on terrorism;

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

     Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversions of our management resources, either of which could seriously harm our business.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market rate risk for changes in interest rates is limited to our investment portfolio. Derivative financial instruments are not a part of our investment policy. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as "held to maturity." This classification does not expose the consolidated statements of income or balance sheets to fluctuation in interest rates. At September 30, 2001, $183.2 million, or 28%, of our cash, cash equivalents and investment portfolio carried a maturity of less than 90 days, and an additional $240.0 million, or 36%, carried a maturity of less than one year. All investments mature, by policy, in less than three years.

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

     From time to time, we make investments in private companies and venture capital funds. As of September 30, 2001, we had invested $18.9 million in private companies. In addition, we have committed to make capital contributions to a venture capital fund totaling $12.0 million and we expect to pay approximately $3.0 million through March 31, 2002 as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The recent general decline in the Nasdaq Stock Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments.

PART II. OTHER INFORMATION
--------------------------

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended September 30, 2001.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         MERCURY INTERACTIVE CORPORATION
                                  (Registrant)

Dated: November 14, 2001                  By: /s/ Douglas P. Smith
                                              --------------------


                                              Douglas P. Smith,
                                              Executive Vice President & Chief
                                              Financial Officer
                                              Principal Financial Officer


                                          By: /s/ David A. Kempski
                                              --------------------


                                              David A. Kempski,
                                              Vice President, Finance
                                              Principal Accounting Officer