Form 10-K
period 2001-12-31
MERCURY INTERACTIVE CORPORATION
filed 2002-03-27
CIK 867058

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                        Commission File Number: 0-22350

                               -----------------

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

                        Common Stock, $0.002 par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,827,743,482 as of February 28, 2002, based upon the closing sale price reported for that date on the Nasdaq National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

   The number of shares of Registrant's Common Stock outstanding as of February 28, 2002 was 83,463,503.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders to be held May 15, 2002 are incorporated by reference in Part III of this Annual Report on Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                    Page
                                                                    ----

                                      PART I
        Item 1.  Business..........................................   3
                 General...........................................   3
                 Enterprise Testing Solutions......................   4
                 Production Tuning Solution........................   6
                 Application Performance Management Solutions......   6
                 Research and Development..........................   7
                 Marketing, Sales and Support......................   8
                 Competition.......................................   9
                 Patents, Trademarks and Licenses..................   9
                 Personnel.........................................  10
        Item 2.  Properties........................................  11
        Item 3.  Legal Proceedings.................................  11
        Item 4.  Submission of Matters to a Vote of Security
                 Holders...........................................  11

                                      PART II

        Item 5.  Market for the Registrant's Common Equity and
                 Related Stockholder Matters.......................  12
        Item 6.  Selected Consolidated Financial Data..............  13
        Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............  14
        Item 7a. Quantitative and Qualitative Disclosures about
                 Market Risk.......................................  35
        Item 8.  Financial Statements and Supplementary Data.......  36
        Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure...............  36

                                     PART III

        Item 10. Directors and Executive Officers of the Registrant  37
        Item 11. Executive Compensation............................  37
        Item 12. Security Ownership of Certain Beneficial Owners
                 and Management....................................  37
        Item 13. Certain Relationships and Related Transactions....  37

                                      PART IV

        Item 14. Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K...............................  38

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

                                    PART I

Item 1.  Business

General

   We are the leading provider of enterprise testing, production tuning and performance management solutions that help companies keep their digital business processes operating at peak performance and closely aligned with their business goals. Our products and services help customers identify and assess performance problems, maximize overall performance with minimum investment and manage ongoing application availability, performance and service levels. We offer our testing and application performance management (APM) solutions as both software and managed services. The managed services versions of our offerings provide access to our global infrastructure, monitoring capabilities as well as the extensive experience we have acquired from thousands of tuning sessions already performed.

   Our customers represent a wide range of industries including global enterprises such as Barclays Bank, BMW, British Airways, Knight Ridder, Lufthansa, Merck, Target, Standard & Poor's and USA Today. We also maintain strong alliances with major systems integrators, including Accenture, Deloitte Consulting, IBM Global Services, PricewaterhouseCoopers LLP and others on a worldwide basis and we work with a wide variety of speciality consulting partners.

   Our portfolio of solutions address the key problems IT organizations face today in aligning critical business processes, including functionality, availability, scalability, performance and service level management with the IT infrastructure. Using our industry-leading automated testing solutions, customers can efficiently test their business applications prior to deployment, through a repeatable approach, to ensure they work as anticipated before releasing to internal or external users. Using our production tuning offering, customers can optimize performance of their infrastructure, applications and security components and manage their IT investments in a cost effective manner. Using our APM solutions, customers can manage the availability and performance of their production environments from the end-user perspective. These offerings can quickly detect, diagnose and isolate performance problems experienced by users and can correlate this information to system metrics. Our solutions are integrated allowing customers to leverage their technical and personnel investments among our offerings. Our solutions also support today's most common enterprise environments and technologies and are available on a wide range of platforms. Our solutions include:

  . Load testing products that stress applications under real-world conditions to predict systems' behavior, scalability and performance and to identify and isolate problems;

  . Functional testing products that help ensure applications operate as expected;

  . Test process management products that organize and manage the testing process to determine application readiness;

  . Managed load testing services that identify bottlenecks and capacity constraints before a Web site or Web-enabled application goes live;

  . Production tuning services that utilize our extensive experience, industry-standard tools, and proven procedures to systematically tune each tier and component of the production system to maximize utilization of the system and improve performance;

  . Application performance management applications and platforms that provide the ability to manage production applications and infrastructures from a user or transactional point of view;

  . Web performance monitoring products that monitor the use of business applications and related business processes in real time and alert operations groups to performance problems before users experience them; and

  . Managed Web performance monitoring services that monitor business applications and related business processes using our monitoring capabilities across the globe.

   To ensure that our solutions can support the entire infrastructure, we collaborate with the major enterprise software and Internet infrastructure companies, including Akamai, BEA Systems, Check Point, Cisco, Citrix Systems, Hewlett-Packard, IBM, Microsoft, Oracle, PeopleSoft, SAP, Siebel Systems and Sun Microsystems. Not only do these alliances ensure that our solutions are optimized for use with their product offerings, many of these collaborations allow us to conduct joint marketing programs and joint seminars and participate in their user conferences.

   In May 2001, we acquired Freshwater Software, Inc., a leader in providing easy-to-use and easily deployable APM tools. With that addition, we gained a significant customer base, downloadable software tools, and a strong team. Since the acquisition, we have seen an increase in the overall adoption of our APM solutions.

Enterprise Testing Solutions

   Our enterprise testing solutions include:

  ActiveTest

   ActiveTest(TM) is a hosted load testing service that can conduct full-scale testing of Web sites and Web-enabled applications in as little as 24 hours. Based on LoadRunner technology, ActiveTest can emulate the behavior of millions of users interacting with an application to reveal bottlenecks and capacity constraints before the site goes live. This managed service enables customers with minimal hardware, personnel or technical expertise to achieve rapid results. ActiveTest was initially released in 2000.

  ActiveTest SecureCheck

   ActiveTest SecureCheck(TM) is a managed service that tests the security of Web applications and infrastructures. Using a variety of testing techniques, ActiveTest SecureCheck stresses key security infrastructure components to identify system vulnerabilities and gauge the impact on users. ActiveTest SecureCheck was initially released in 2001.

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

  Astra QuickTest

   Astra QuickTest(TM) is an icon-based tool that allows expert and novice testers to test the functionality of dynamically changing Web applications. By mirroring end-user behavior, Astra QuickTest creates interactive customizable tests that simplify and shorten the testing cycle for complex Web environments. Astra QuickTest was initially released in 1998.

  Astra SiteManager

   Astra SiteManager(R) is a comprehensive visual Web site management tool that is designed to meet the challenges faced by Webmasters, Internet professionals and business managers of rapidly growing Web sites. Astra SiteManager automatically schedules and performs scans of an entire Web site--highlighting functional areas with color-coded links and URLs--to create a complete visual map of a Web site. Astra SiteManager was initially released in 1996.

  LoadRunner

   LoadRunner(R) is a load testing tool that predicts system behavior and performance. It exercises an entire enterprise infrastructure by emulating thousands of users and the transactions performed by them to identify and isolate problems. LoadRunner's integrated real-time monitors enable organizations to minimize test cycles, optimize performance and accelerate application deployment. LoadRunner is available on a wide range of platforms, including Windows NT, Windows 2000, Windows XP, Sun Solaris, HP-UX, IBM AIX and Linux. LoadRunner was initially released in 1993.

  LoadRunner TestCenter

   LoadRunner TestCenter(TM) is a global load testing tool that enables organizations to manage multiple, concurrent load testing projects across geographic locations. It controls all aspects of large-scale load testing projects, including resource allocation and scheduling, from a centralized location accessible via the Web. LoadRunner TestCenter was initially released in 2001.

  QuickTest Professional

   QuickTest(TM) Professional is an icon-based tool that automates the functional and regression testing of dynamically changing Web applications. Its ActiveScreen technology offers the shortest learning curve in the industry while allowing users to create reusable, easy-to-maintain, comprehensive tests for browser-based and Java-based applications and ERP/CRM solutions. QuickTest Professional was initially released in 2001.

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

Production Tuning Solution

   Our initial production tuning solution is described below:

  ActiveTune

   ActiveTune(TM) utilizes our extensive experience as well as industry-standard tools and proven processes to systematically tune each tier and component of the production system to maximize utilization of the system and improve performance. As a combination of hosted and on-site services, ActiveTune brings together our extensive experience to optimize the infrastructure necessary to support business objectives. ActiveTune was initially released in 2002.

Application Performance Management Solutions

   Our application performance management solutions include:

  ActiveWatch

   ActiveWatch(TM) is a managed service that monitors business application performance around the clock to proactively identify and pinpoint performance problems with critical business processes and related transactions. Based on Topaz, ActiveWatch leverages our infrastructure and monitoring capabilities deployed across the globe to ensure peak performance 24 hours a day. ActiveWatch was initially released in 1999.

  Topaz

   Topaz(TM) is a performance management solution for IT organizations. Topaz manages availability, performance and service levels of applications and business processes from an end user perspective to ensure the best on-line experience for customers and users. By using Topaz, IT organizations can obtain critical information needed to make better business decisions and more efficiently utilize IT resources. Topaz enables customers to:

  . Measure end user experience around the clock and generate real-time alerts for early warnings of performance issues;

  . Correlate performance issues affecting user experience to root cause in the enterprise and web infrastructure both inside and outside the firewall and within applications to accelerate problem resolution; and

  . Manage service levels with performance metrics that enable the establishment and enforcement of service level agreements defined around business goals.

   Topaz is a modular, scalable solution that gives IT organizations the flexibility to tailor it to their organization's business needs by addressing APM at three key levels:

  . Data collection: Topaz collects performance data from inside and outside the firewall and throughout the infrastructure.

  . Data management: Monitoring data from throughout the infrastructure is collected into a centralized repository.

  . Data reporting: Performance information is organized in the form of graphs and reports that provide a view from the business perspective.

   Topaz was initially released in 1999.

  SiteScope

   SiteScope(R) is a rapidly deployable solution for operational monitoring of networked business systems inside the firewall. Customers can choose from over 50 standard monitor types to test the availability and operation of their key networked systems. SiteScope was acquired in May 2001 in conjunction with our acquisition of Freshwater Software, Inc.

  SiteSeer

   SiteSeer(R) is a self-service, hosted operational monitoring service for testing system availability from outside the firewall. With monitoring locations on major Internet backbones, SiteSeer allows enterprises to check that their Web sites are open for business 24x7. SiteSeer was acquired in May 2001 in conjunction with our acquisition of Freshwater Software, Inc.

  Global SiteReliance

   Global SiteReliance(TM) allows service providers to use real-time operations monitoring technology from Freshwater Software and Mercury Interactive to deliver Web-based systems monitoring and problem remediation solutions to their customers. Global SiteReliance was acquired in May 2001 in conjunction with our acquisition of Freshwater Software, Inc.

Research and Development

   Since our inception in 1989, we have made substantial investments in research and product development. We believe that our success will depend in large part on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness, and meet changing customer requirements.

   In addition to the teams developing testing and performance monitoring products and services, we maintain an advanced research group that is responsible for exploring new directions and applications of core technologies, migrating new technologies into the existing product lines and maintaining research relationships outside Mercury Interactive both within industry and academia. The research and development group also maintains relationships with third-party software vendors and with all major hardware vendors on whose platforms our products operate. Key development engineers are rotated to assignments in customer support positions in our major markets for periods ranging from three months to two years. This improves feedback from current customers and strengthens ties between the customer support organization and the research and development group.

   Our primary research and development group is located near Tel Aviv, Israel. Performing research and development in Israel offers a number of strategic advantages. Our Israeli engineers typically hold advanced degrees in computer-related disciplines. Operation in Israel has allowed us to enjoy tax incentives from the government of Israel. Geographic proximity to Europe, a strategic market for Mercury Interactive, offers another key advantage.

   We also have research and development capabilities in Boulder, Colorado that were acquired in conjunction with our acquisition of Freshwater Software, Inc. in May 2001.

   As of December 31, 2001, our worldwide research and development group consisted of 350 employees. Our research and development expenses were $37.2 million in 2001, $32.0 million in 2000 and $23.5 million in 1999. We anticipate that we will continue to commit substantial resources to research and development.

Marketing, Sales and Support

   We distribute our products and offer our services both directly, through our sales force, and indirectly, through our relationships with systems integrators and value-added resellers.

  Direct Sales

   We sell our products primarily through our direct sales organization. We also employ highly skilled field application engineers who, together with our sales force, are capable of serving the sophisticated needs of prospective customers. Our direct sales organization also includes our cybersales group. As of December 31, 2001, our direct sales organization consisted of 650 employees.

   We have 24 sales and support offices throughout the US. Internationally, our subsidiaries and branches operate 32 sales and support offices located in Asia, Australia, Canada, Brazil, Europe, and Israel. We also market our products through international distributors in some markets.

   International sales represented 35% of our total revenues in 2001, 32% in 2000, and 34% in 1999. We expect that in future periods, international sales will continue to account for a significant portion of our total revenue.

  Indirect Distribution Channels

   We derive a substantial portion of our revenue from sales of our products through an indirect distribution network of value-added resellers. In addition, we maintain strong reseller arrangements with the large systems integration firms, including Accenture, Deloitte Consulting, IBM Global Services, PricewaterhouseCoopers LLP, and others.

  Technical Support

   We believe that strong technical support is crucial to both the initial marketing of our products and maintenance of customer satisfaction, which in turn enhances our reputation and generates repeat orders. In addition, we believe that the customer interaction and feedback involved in our ongoing support functions provide us with information on market trends and customer requirements that is critical to future product development efforts.

   Pre-sales support is provided by sales personnel and post-sales support is provided by our customer support and professional services organizations through training and consulting engagements and renewable annual maintenance contracts. As of December 31, 2001, our support organizations consisted of 246 employees. Our maintenance contracts provide for technical and emergency support as well as software upgrades, on an "if and when available" basis. When our local sales and support offices are unable to solve a problem, our engineers and product developers in Israel work with the support personnel. By taking advantage of time differences, we can provide support around the clock, ensuring prompt resolution of problems.

  Pricing

   We license our software to customers under non-exclusive license agreements that generally restrict use of the products to internal purposes at a specified site. We typically license software products to either allow up to a set number of users to access the software on a network at any one time, using any workstation attached to that network, or to allow use of the software on designated computers or workstations. In addition, our managed services, our APM products and some of our testing products are priced based on usage, such as the number of transactions monitored, number of virtual users emulated per day, or period of usage.

   Our products are priced to encourage customers to purchase multiple products and licenses because our cost to support a one-user configuration is almost the same as a multiple-user configuration. License fees depend on the product licensed, the number of users of the product licensed and the country in which such licenses are sold, as international prices tend to be higher than US prices. Sales to our indirect sales channels, which are intended for resale to end users, are made at discounts off of our list prices, based on the sales volume of the indirect sales channels. Original purchases of maintenance and renewal maintenance sales are priced at specified percentages of the related license fees. Training and consulting revenues are generated on a time and expense basis.

Competition

   The market for enterprise testing, tuning, and performance monitoring products and services is extremely competitive, dynamic, and subject to frequent technological change. There are few substantial barriers of entry in our market. In addition, the use of the Internet for a growing range of applications is a recent and emerging phenomenon. The Internet has further reduced these barriers of entry, allowing other companies to compete with us in the testing and application performance management markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

   In the market for enterprise testing solutions, our principal competitors include Compuware, Empirix, Radview, Rational Software, and Segue Software. In the new and rapidly changing market for application performance management solutions, our principal competitors include providers of hosted services such as Gomez and Keynote Systems, established providers of systems and network management software such as BMC Software, Computer Associates, HP OpenView and Tivoli, a division of IBM, and emerging companies. Additionally, we face potential competition in this market from existing providers of testing solutions such as Segue Software and Compuware.

   We believe that the principal competitive factors affecting our market are:

  .  product functionality;

  .  product performance, including scalability and reliability;

  .  price and cost-effectiveness;

  .  quality of support and service; and

  .  company reputation.

   Although we believe that our products currently compete favorably with respect to these factors, the market for application performance management and tuning are new and rapidly evolving. We may not be able to maintain our competitive position, and competitive pressure could seriously harm our business.

Patents, Trademarks and Licenses

   We rely on a combination of patents, copyrights, trademarks, service marks, and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. The source code for our products is protected both as a trade secret and as an unpublished copyrighted work. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the US. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

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

   We hold 11 patents for elements contained in some of our products, and we have filed several other US and foreign patent applications on various elements of our products. Our patent applications may not result in issued patents and, if issued, such patents may not be upheld if challenged.

   Although we believe that our products and other proprietary rights do not infringe upon the proprietary rights of third parties, third parties may assert intellectual property infringement claims against us in the future. Any such claims may result in costly, time-consuming litigation and may require us to enter into royalty or cross-license arrangements.

Personnel

   As of December 31, 2001, we had a total of 1,597 employees, of which 703 were based in the Americas and 894 were based internationally. Of the total, 1,031 were engaged in marketing, sales and related customer support services, 350 were in research and development, and 216 were in general, administrative and information technology and operations support functions. In May 2001, we acquired Freshwater Software, Inc., including its employees. In July 2001, we had a reduction in workforce of 8% worldwide. Our success depends in significant part upon the performance of our senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel, is intense in the software and technology industry. We may not be able to recruit and retain key sales, technical and managerial employees. Our failure to attract, assimilate or retain highly qualified sales, technical and managerial personnel could seriously harm our business. None of our employees is represented by a labor union, and we have never experienced any work stoppages and we believe that our employee relations are in good standing.

   Our executive officers as of February 28, 2002 are as follows:

    Name                Age                     Position
    ----                ---                     --------
Amnon Landan........... 43  President, Chief Executive Officer and Chairman of the Board of Directors
Kenneth Klein.......... 42  Chief Operating Officer and Director
Douglas Smith.......... 50  Executive Vice President and Chief Financial Officer
Moshe Egert............ 37  President of European Operations

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

   Mr. Douglas Smith has served as our Executive Vice President and Chief Financial Officer since November 2001. Prior to that he served as our Executive Vice President of Corporate Development from May 2000 until November 2001. From September 1996 to May 2000, he served in various positions with Chase H&Q, most recently as Managing Director and co-head of the Internet Group. From September 1994 to September 1996, he was the Chief Financial Officer and Executive Vice President of Strategy for ComputerVision Corporation.

   Mr. Moshe Egert has served as our President of European Operations since July 1999. From July 1996 to June 1999, he served as our Vice President of European Operations. From February 1994 to June 1996, he served as our Director of European Marketing. From October 1990 through January 1994, he served with us in several management and technical positions.

Item 2.  Properties

   We are headquartered in Sunnyvale, California in two buildings that we own with a total square footage of 105,500. At the end of 2000, we purchased 26,000 and 24,000 square foot buildings in Sunnyvale, which will serve in the future as additional headquarters, sales, and operations facilities.

   Our research and development activities are conducted by our subsidiary in Israel in a 132,000 square foot building that we own. At the end of 2001, we substantially completed the construction of an additional 123,000 square foot building, which will serve as an additional research and development facility in the future.

   Our field sales and support operations occupy leased facilities in 23 locations in the US, one location in Canada, one location in Brazil, 19 locations in Europe, two locations in South Africa, two locations in Australia and six locations in Asia.

   We believe that our existing facilities are adequate for our current needs.

Item 3.  Legal Proceedings

   There are presently no material legal proceedings pending, other than routine litigation incidental to our business, to which we are a party or to which any of our properties is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted during the fourth quarter of 2001 to a vote of the holders of our common stock through the solicitation of proxies or otherwise.

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

                                                 High    Low
                                                ------- ------
                  Year Ended December 31, 2000:
                     First Quarter............. $134.50 $40.13
                     Second Quarter............  110.38  45.00
                     Third Quarter.............  159.75  81.63
                     Fourth Quarter............  162.50  57.88
                  Year Ended December 31, 2001:
                     First Quarter............. $100.44 $35.00
                     Second Quarter............   75.50  30.75
                     Third Quarter.............   63.47  18.00
                     Fourth Quarter............   36.93  18.16

   The prices shown in the table above reflect the two-for-one split of our common stock, which was distributed as a stock dividend to our stockholders on February 11, 2000.

Holders of Record

   On February 28, 2002, there were approximately 40,000 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

   We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

                                                                                     Year ended December 31,
                                                                           --------------------------------------------
                                                                             2001     2000     1999     1998     1997
                                                                           -------- -------- -------- -------- --------
                                                                             (in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
   License................................................................ $236,600 $216,100 $130,900 $ 84,450 $ 56,683
   Service................................................................  124,400   90,900   56,800   36,550   20,017
                                                                           -------- -------- -------- -------- --------
      Total revenue.......................................................  361,000  307,000  187,700  121,000   76,700
                                                                           -------- -------- -------- -------- --------
Cost of revenue:
   License................................................................   24,158   17,138    7,736    6,291    4,351
   Service................................................................   29,231   24,679   16,957   10,500    5,849
                                                                           -------- -------- -------- -------- --------
      Total cost of revenue...............................................   53,389   41,817   24,693   16,791   10,200
                                                                           -------- -------- -------- -------- --------
Gross profit..............................................................  307,611  265,183  163,007  104,209   66,500
                                                                           -------- -------- -------- -------- --------
Operating expenses:
   Research and development...............................................   37,162   32,042   23,484   16,907   11,333
   Marketing and selling..................................................  189,600  151,897   89,874   58,186   37,355
   General and administrative.............................................   23,086   17,831   11,662    8,780    6,736
   Amortization of unearned stock-based compensation......................    1,999       --       --       --       --
   Restructuring, integration and other related charges...................    5,361       --    2,000       --       --
   Amortization of goodwill and other intangible assets...................   30,125       --       --       --       --
   Write off of in-process research and development and related expenses..       --       --       --       --    5,500
                                                                           -------- -------- -------- -------- --------
      Total operating expenses............................................  287,333  201,770  127,020   83,873   60,924
                                                                           -------- -------- -------- -------- --------
Income from operations....................................................   20,278   63,413   35,987   20,336    5,576
Other income, net.........................................................   10,068   17,462    6,026    4,640    3,083
                                                                           -------- -------- -------- -------- --------
Income before provision for income taxes..................................   30,346   80,875   42,013   24,976    8,659
Provision for income taxes................................................   12,504   16,175    8,869    5,451    2,927
                                                                           -------- -------- -------- -------- --------
Net income before extraordinary item......................................   17,842   64,700   33,144   19,525    5,732
Extraordinary item--gain on early retirement of debt, net of taxes........   16,312       --       --       --       --
                                                                           -------- -------- -------- -------- --------
Net income................................................................ $ 34,154 $ 64,700 $ 33,144 $ 19,525 $  5,732
                                                                           ======== ======== ======== ======== ========
Basic net income per share:
   Net income before extraordinary item................................... $   0.21 $   0.81 $   0.44 $   0.28 $   0.09
   Extraordinary item--gain on early retirement of debt, net of taxes.....     0.20       --       --       --       --
                                                                           -------- -------- -------- -------- --------
   Net income............................................................. $   0.41 $   0.81 $   0.44 $   0.28 $   0.09
                                                                           ======== ======== ======== ======== ========
Diluted net income per share:
   Net income before extraordinary item................................... $   0.20 $   0.70 $   0.39 $   0.25 $   0.08
   Extraordinary item--gain on early retirement of debt, net of taxes.....     0.18       --       --       --       --
                                                                           -------- -------- -------- -------- --------
   Net income............................................................. $   0.38 $   0.70 $   0.39 $   0.25 $   0.08
                                                                           ======== ======== ======== ======== ========
Weighted average common shares (basic)....................................   82,559   79,927   76,112   70,654   65,494
                                                                           ======== ======== ======== ======== ========
Weighted average common shares and equivalents (diluted)..................   89,725   91,938   85,208   78,818   68,458
                                                                           ======== ======== ======== ======== ========

                                                                                           December 31,
                                                                           --------------------------------------------
                                                                             2001     2000     1999     1998     1997
                                                                           -------- -------- -------- -------- --------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments......................... $427,781 $628,743 $171,327 $109,203 $ 88,568
Working capital (current assets less current liabilities)................. $329,455 $552,938 $137,066 $ 97,288 $ 87,733
Total assets.............................................................. $927,625 $976,375 $297,218 $204,686 $143,663
Stockholders' equity...................................................... $354,345 $303,032 $199,531 $146,408 $112,120

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

Overview

   We were incorporated in 1989 and began shipping testing products in 1991. Since 1991, we have introduced a variety of solutions for enterprise testing, production tuning and application performance management which are focused on helping our customers deploy better quality applications and to ensure their performance and availability post-deployment. We also provide both professional services to help customers implement our solutions as well as managed services for customers who do not want or have the internal resources to implement our solutions.

   In May 2001, we acquired all of the outstanding securities of Freshwater Software, Inc, a provider of eBusiness monitoring and management solutions. The transaction was accounted for as a purchase and, accordingly, the operating results of Freshwater have been included in our accompanying consolidated financial statements from the date of acquisition. If the purchase had occurred at the beginning of each period, our consolidated net revenues would have been $367.3 million in 2001, $315.8 million in 2000 and $191.5 million in 1999; net income (loss) would have been $4.4 million in 2001, $21.6 million in 2000 and $(26.9) million in 1999; and earnings (loss) per share would have been $0.05 in 2001, $0.24 in 2000 and $(0.32) in 1999.

Results of Operations

   The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

                                                                    Years ended
                                                                    December 31,
                                                                   -------------
                                                                   2001 2000 1999
                                                                   ---- ---- ----
Revenue:
   License........................................................  66%  70%  70%
   Service........................................................  34   30   30
                                                                   ---  ---  ---
       Total revenue.............................................. 100  100  100
                                                                   ---  ---  ---
Cost of revenue:
   License........................................................   7    6    4
   Service........................................................   8    8    9
                                                                   ---  ---  ---
       Total cost of revenue......................................  15   14   13
                                                                   ---  ---  ---
Gross profit......................................................  85   86   87
                                                                   ---  ---  ---
Operating expenses:
   Research and development.......................................  10   10   13
   Marketing and selling..........................................  53   49   48
   General and administrative.....................................   6    6    6
   Amortization of unearned stock-based compensation..............   1   --   --
   Restructuring, integration and other related charges...........   1   --    1
   Amortization of goodwill and other intangible assets...........   8   --   --
                                                                   ---  ---  ---
       Total operating expenses...................................  79   65   68
                                                                   ---  ---  ---
Income from operations............................................   6   21   19
Other income, net.................................................   3    5    3
                                                                   ---  ---  ---
Income before provision for income taxes..........................   9   26   22
                                                                   ---  ---  ---
Provision for income taxes........................................   4    5    5
                                                                   ---  ---  ---
Net income before extraordinary item..............................   5   21   17
Extraordinary item--gain on early retirement of debt, net of taxes   5   --   --
                                                                   ---  ---  ---
Net income........................................................   0%  21%  17%
                                                                   ===  ===  ===

  Revenue

   License revenue, which is comprised of license fees from our products and managed services, increased to $236.6 million in 2001 from $216.1 million in 2000. Our growth in license revenue was primarily attributable to growth in subscription revenue from our new application performance management (APM) offerings, which increased to $27.4 million in 2001 from $4.0 million in 2000. License revenue from testing products declined to $209.2 million in 2001 from $212.0 million in 2000, primarily due to the lower testing revenue in the second half of 2001 because of the economic downturn in North America and reduced spending by IT organizations. We may experience little to no growth in overall license revenue in the near-term. We expect sales of our APM products to grow and expect sales of our testing products to grow at a slower rate. Our testing products are generally sold under perpetual licenses with the majority of the revenue recognizable in the period of the initial sale. Our APM products and managed services are generally sold under subscription arrangements with lower up-front revenue, and recurring and renewable future revenue.

   License revenue increased to $216.1 million in 2000 from $130.9 million in 1999. In 2000, our growth in license revenue was attributable primarily to growth in license fees from our testing products of $81.2 million, as well as revenue from our new APM products of $4.0 million.

   Service revenue, which is comprised of maintenance, training and consulting, increased to $124.4 million in 2001 from $90.9 million in 2000. The increase in service revenue in 2001 compared to 2000 was primarily the result of renewals of existing maintenance contracts. We expect that service revenue will continue to increase in absolute dollars as long as our customer base continues to grow.

   Service revenue increased to $90.9 million in 2000 from $56.8 million in 1999. In 2000, the increase in service revenue was a result of new maintenance contracts accompanying the growth in license revenue as well as renewals of existing maintenance contracts.

   International sales represented 35% of our total revenues in 2001, 32% in 2000, and 34% in 1999. The increase in international revenue in 2001 compared to 2000 as a percentage of total revenue was due to a strong sales performance in Europe, offset by under-performance in our Asia Pacific region. The decease in international revenue from 1999 to 2000 was due to weakness in European currencies and under-performance and the weak economy in Asia Pacific.

  Cost of revenue

   License cost of revenue includes costs of materials, product packaging and shipping, equipment depreciation, production personnel, and costs associated with our APM business. License cost of revenue increased to $24.2 million in 2001 from $17.1 million in 2000. License cost of revenue as a percentage of license revenue increased to 10% in 2001 from 8% in 2000. The increase in absolute dollars and as a percentage of license revenue was primarily due to increased costs associated with our managed services business including, personnel-related costs of $3.6 million reflecting growth in managed services employees from 56 to 65, increased fees to providers of internet bandwidth and related infrastructure of $2.0 million, and $900,000 in depreciation expense of managed services equipment. We expect license cost of revenue to continue to increase in absolute dollars but decease as a percentage of license revenues as our base of APM customers grows and the amount of related subscription and renewal revenue increases.

   License cost of revenue increased to $17.1 million in 2000 from $7.7 million in 1999. License cost of revenue as a percentage of license revenue increased to 8% in 2000 from 6% in 1999. The increase as a percentage of license revenue was primarily due to our initial investment in managed services during 2000, including $2.6 million in personnel-related costs, $1.9 million in internet bandwidth and related intrastructure fees, and $900,000 in depreciation expense of managed services equipment.

   Service cost of revenue consists primarily of costs of providing customer technical support, training and consulting. Service cost of revenue increased to $29.2 million in 2001 from $24.7 million in 2000. Service cost of revenue, as a percentage of service revenue, decreased to 23% in 2001 from 27% in 2000. The absolute dollar increase in service cost of revenue in 2001 as compared to 2000 was primarily due to increased personnel-related costs of $3.8 million reflecting a higher average number of employees during 2001 and increased IT infrastructure costs of $1.6 million, offset by a $1.8 million decrease in services outsourcing costs. We expect service cost of revenue as a percentage of service revenue to vary based on the degree of outsourcing of training and consulting and the profitability of individual consulting engagements.

   Service cost of revenue increased to $24.7 million in 2000 from $17.0 million in 1999. As a percentage of service revenue, it decreased to 27% in 2000 from 30% in 1999. The absolute dollar increase in service cost of revenue in 2000 as compared to 1999 was primarily due to an increase in personnel-related costs of $5.0 million reflecting growth in customer support and consulting employees from 156 at December 31, 1999 to 254 at December 31, 2000 and a $2.1 million increase in training and consulting outsourcing expense.

  Operating expenses

  Research and development

   Research and development expense consists primarily of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures, and is comprised primarily of employee salaries and related costs, consulting costs, equipment depreciation and facilities expenses. For the year ended December 31, 2001, research and development expense was $37.2 million, or 10% of total revenue, an increase from $32.0 million or 10% of total revenue in 2000. The absolute dollar increase in research and development spending in 2001 as compared to 2000 was due to a $3.1 million increase in personnel-related costs, reflecting an increase in employees from 318 to 350 to staff APM development activities, $1.0 million in increased outsourcing and $700,000 for increased facilities expense. We expect research and development expense to increase in absolute dollars in the future.

   For the year ended December 31, 2000, research and development was $32.0 million, or 10% of total revenue, an increase from $23.5 million, or 13% of total revenue in 1999. The increase in absolute dollars of research and development spending in 2000 as compared to 1999 reflected primarily an increase in employees from 226 at December 31, 1999 to 316 at December 31, 2000 and increased salaries of research and development engineers.

  Marketing and selling

   Marketing and selling expense consists primarily of employee salaries and related costs, sales commissions, facilities expenses and marketing programs. Marketing and selling expense was $189.6 million or 53% of total revenue in 2001 compared to $151.9 million or 49% of total revenue in 2000 and $89.9 million or 48% of total revenue in 1999. The $37.7 million absolute dollar increase in marketing and selling expense in 2001 as compared to 2000 included an increase of $20.1 million in personnel-related costs, reflecting average number of employees in 2001 of 792 compared to 534 average number of employees in 2000. It also included spending increases in 2001 over 2000 of $4.4 million for marketing programs, $4.2 million for IT and related infrastructure, $3.2 million for facilities, $2.3 million for equipment depreciation, and $1.8 million for sales commissions. We expect marketing and selling expenses to increase in absolute dollars but generally decrease as a percentage of revenue in the future.

   Marketing and selling expenses were $151.9 million, or 49% of total revenue, in 2000, compared to $89.9 million in 1999. The increase in expenses in 2000 as compared to 1999 was primarily due to an increase in personnel-related costs of $26.7 million reflecting growth in employees from 377 at December 31, 1999 to 632 at December 31, 2000, including the increase in sales employees related to our cybersales organization and APM business. The increase in expenses in 2000 as compared to 1999 was also due to an increase in sales commissions of $17.9 million attributable to higher revenue, an increase in facilities and related costs of $2.4 million and an increase in spending on marketing programs of $7.4 million.

  General and administrative

   General and administrative expense consists primarily of employee salaries and related costs associated with administration and management personnel. General and administrative expense increased to $23.1 million or 6% of total revenue in 2001 from $17.8 million, or 6% of total revenue in 2000 and $11.7 million, or 6% of total revenue in 1999. The absolute dollar increase in general and administrative spending was due to increased personnel-related expenses of $1.8 million reflecting an increase in average number of employees from 105 in 2000 to 131 in 2001, increased professional service fees of $2.0 million, and increased IT and infrastructure costs of $1.4 million.

   General and administrative expense increased to $17.8 million, or 6% of total revenue in 2000, from $11.7 million, or 6% of total revenue in 1999. The increase in the absolute dollars was primarily due to increased payroll-related expense of $4.8 million reflecting increased employees of 119 in 2000 compared to 80 in 1999, and increased professional service fees of $800,000.

  Restructuring, integration and other related charges

   Restructuring, integration and other related charges were $5.4 million in 2001 compared to zero in 2000. During the third quarter of 2001, in connection with management's plan to reduce costs and improve operating efficiencies, we recorded restructuring and other charges of $4.4 million, consisting of $2.9 million for employee reductions, $1.1 million for the cancellation of a marketing event, and $400,000 for professional services and consolidation of facilities. Employee reductions consisted of a reduction in force of approximately 140 employees, or 8% of our worldwide workforce. Total cash outlays associated with the restructuring are expected to be $4.2 million. The remaining $0.2 million of costs consists of non-cash charges for asset write-offs. During the year ended December 31, 2001, cash paid was $3.4 million. The majority of the remaining cash outlays of $770,000, which include severance costs and fees associated with the cancellation of a marketing event, occurred during the first quarter of 2002.

   During the second quarter of 2001, in conjunction with the acquisition of Freshwater Software, Inc. ("Freshwater"), we also recorded a charge for certain nonrecurring restructuring and integration costs of $946,000. The charge included costs for consolidation of facilities, employee severance, and fixed asset write-offs. We expect the remaining costs of $113,000 associated with the charge to be paid during the first half of 2002.

   Restructuring, integration and other related charges were zero in 2000 compared to $2.0 million in 1999. In connection with the acquisition of Conduct Ltd. in 1999, we incurred merger-related expenses primarily relating to legal and accounting expenses, severance and the write-off of redundant facilities and equipment. These restructuring costs were paid in 2000.

  Amortization of unearned stock-based compensation

   Amortization of unearned stock-based compensation in 2001 was $2.0 million compared to zero in 2000 and 1999. During the second quarter of 2001, in connection with the acquisition of Freshwater, we recorded unearned stock-based compensation totaling $10.4 million associated with approximately 140,000 unvested stock options assumed. The options assumed were valued using the fair market value of our stock on the date of acquisition, which was $72.21. We reduced unearned stock-based compensation by $4.0 million due to the termination of certain employees in conjunction with the third quarter restructuring. We also recorded additional unearned stock-based compensation of $341,000 in conjunction with the third quarter restructuring. The options were valued using the fair market value of our stock on the date of accelerated vesting, which was a weighted average of $32.92. Amortization of unearned stock-based compensation for the year ended December 31, 2001 was $2.0 million. We expect to amortize approximately $600,000 per quarter through the second half of 2005 which is over the remaining vesting periods of the related options.

  Amortization of goodwill and other intangible assets

   Amortization of goodwill and other intangible assets was $30.1 million in 2001 compared to zero in 2000 and 1999. In May 2001, we acquired all of the outstanding securities of Freshwater for cash consideration of $146.1 million. The purchase price included $849,000 for the fair value of approximately 13,000 assumed Freshwater vested stock options, as well as direct acquisition costs of $529,000. The fair value of options assumed were estimated using the Black-Scholes model with the following assumptions: fair value of $74.21; expected life (years) of four; risk-free interest rate of 4.41%; volatility of 92%; and dividend yield of zero percent. The allocation of the purchase price resulted in an excess of purchase price over net tangible assets acquired of $148.1 million. This was allocated, based on a third party valuation, $2.1 million to workforce, $5.5 million to purchased technology and $140.5 million to goodwill, including $3.0 million of goodwill for deferred tax assets associated with the workforce and purchased technology. During 2001, the goodwill and other intangible assets were amortized on a straight-line basis over 3 years.

   In 2002, Statement of Financial Accounting Standards ( SFAS ) No. 142, Goodwill and Other Intangible Assets became effective and as a result, we have ceased to amortize approximately $109.5 million of goodwill and $1.7 million of workforce and have reclassified the workforce to goodwill. We had recorded approximately $28.4 million of amortization on these amounts during 2001 and would have recorded approximately $46.5 million of amortization during 2002. In lieu of amortization, we are required to perform a preliminary assessment of our goodwill in 2002 and an annual impairment review thereafter and potentially more frequently if circumstances change. We completed our preliminary assessment during the first quarter of 2002 and did not record an impairment charge. We also ceased to amortize the deferred tax asset associated with the workforce of approximately $661,000. We had recorded approximately $169,000 of amortization during 2001 and would have recorded approximately $277,000 during 2002. In lieu of amortization, we were required to offset the deferred tax asset against the deferred tax liability. We expect to amortize approximately $2.6 million of the purchased technology during the year ending December 31, 2002.

  Other income, net

   Other income, net consists primarily of interest income, interest expense related to our convertible subordinated notes, and foreign exchange gains and losses. Other income, net was $10.1 million in 2001 compared to $17.5 million in 2000 and $6.0 million in 1999. The decrease in other income, net in 2001 as compared to 2000 was primarily due to increased interest expense and amortization of debt issuance costs of $12.9 million, partially offset by increased interest income of $6.4 million due to a higher average annual investment balance. The increase in other income in 2000 as compared to 1999 primarily reflected increased interest income of $23.5 million due to the proceeds of the issuance of convertible subordinated notes in July 2000, partially offset by interest expense and amortization of debt issuance costs on the notes of $12.8 million.

   We adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. The standard requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as on the type of hedging relationship. The adoption of SFAS No. 133 did not have a material effect on our financial statements.

   In January 2002, we entered into an interest rate swap with respect to $300.0 million of our 4.75% Convertible Subordinated Notes. The January interest rate swap is designated as an effective hedge of the fair value of our $300.0 million of 4.75% Convertible Subordinated Notes (the "Notes"). The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month London Interbank Offered Rate ("the LIBOR rate") plus 86 basis points. The gain or loss from changes in the fair value of the swap is expected to entirely offset the loss or gain from changes in the fair value of the Notes throughout the life of the Notes. The swap creates a market exposure to changes in the LIBOR rate. If the LIBOR rate increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. If the LIBOR rate does not change from the rate of 1.84% at the inception of the swap, we would be able to reduce interest expense from the current amount each quarter by approximately $1.5 million. Under the terms of the swap, we were required to provide initial collateral in the form of cash or cash equivalents to Goldman Sachs Capital Markets, L.P. ("GSCM") in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We will account for the initial collateral and any additional collateral as restricted cash on our balance sheet. As of March 12, 2002, we were required to provide additional collateral of $6.0 million therefore our total restricted cash as of such date was $12.0 million.

   In February 2002, we entered into a second interest rate swap with GSCM that does not qualify for hedge accounting treatment under SFAS 133 and therefore is marked-to-market through other income each quarter. The life of this swap is through July 1, 2007, the same date as the first swap and the original maturity date of the Notes. The swap entitles us to receive approximately $608,000 from GSCM semi-annually during the life of the swap, subject to the following conditions:

  . If the price of our common stock exceeds the original conversion or redemption price of the Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the Notes. We would no longer receive the $608,000 payment semi-annually.

  . If we call the Notes at a premium (in whole or in part), or if any of the holders of the Notes elect to convert the Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted Notes. However, we would continue to receive the $608,000 from GSCM semi-annually provided that the price of our common stock during the life of the swap never exceeds the original conversion or redemption price of the Notes.

   We are exposed to credit exposure with respect to GSCM as counterparty under both swaps. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under both swaps are guaranteed by the Goldman Sachs Group L.P.

  Provision for income taxes

   We have structured our operations in a manner designed to maximize income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire at various dates through 2012. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. The effective tax rate for the year ended December 31, 2001 differs from statutory tax rates principally because of the non-deductibility of charges for amortization of goodwill and other intangible assets and stock-based compensation, and our participation in special reduced taxation programs in Israel.

  Extraordinary item--gain on early retirement of debt, net of taxes

   In December 2001, our board of directors authorized a retirement program for our convertible subordinated notes. Under the retirement program, we may reacquire up to $200.0 million in face value of the notes. In the fourth quarter of fiscal 2001, we paid $102.7 million including accrued interest, to retire $122.5 million face value of the notes, which resulted in an extraordinary gain on the early retirement of debt of $19.8 million plus other related gains of $557,000 primarily related to the gain on sale of held-to-maturity investments, net of related taxes of $4.1 million. As of December 31, 2001, the notes had a remaining book value of $368.7 million. Through February 28, 2002, we repurchased an additional $29.8 million in face value for $24.9 million including accrued interest.

Liquidity and Capital Resources

   At December 31, 2001, our principal source of liquidity consisted of $588.9 million of cash and investments compared to $782.4 million at December 31, 2000 and $186.9 million at December 31, 1999. The December 31, 2001 balance included $179.5 million of short-term and $161.1 million of long-term investments in high quality financial, government, and corporate securities. The decrease in cash and investments from 2001 compared to

2000 was primarily due to net cash paid in conjunction with the Freshwater Software, Inc. acquisition of $144.0 million and the retirement of convertible subordinated notes of $100.0 million (excluding accrued interest). During 2001, we generated $83.0 million of cash from operating activities, compared to $129.8 million in 2000 and $61.0 million in 1999. The decrease in cash from operations from 2001 compared to 2000 was due primarily to a decrease in net income. The increase in 2000 compared to 1999 was due primarily to an increase in net income and increases in deferred revenue and accrued liabilities.

   During the year ended 2001, our investing activities consisted of net cash paid in conjunction with the Freshwater acquisition of $144.0 million, investments made in non-consolidated companies of $18.9 million and purchases of property and equipment of $22.1 million offset by net proceeds from investments of $215.4 million. We have committed to make additional capital contributions to a private equity fund totaling $12.0 million and we expect to pay approximately $9.0 million through March 31, 2003 as capital calls are made. Our purchases of property and equipment included $2.3 million for the renovation of headquarters buildings in Sunnyvale, as well as, $4.8 million for the construction of research and development facilities in Israel. We expect to spend an additional $5.0 million on the renovations of our buildings in Sunnyvale and expect to spend an additional $3.8 million to complete the construction of the Israel facility.

   During the year ended 2001, our primary financing activity consisted of uses of cash for the retirement of convertible subordinated notes of $100.0 million (excluding interest expense) and purchase of treasury stock of $16.1 million, offset by cash proceeds from common stock under our employee stock option and stock purchase plans, net of notes receivable collected from issuance of common stock, of $25.1 million.

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

   In December 2001, the board of directors authorized a retirement program for our convertible subordinated notes. Under the retirement program, we may reacquire up to $200.0 million in face value of the notes. In the fourth quarter of fiscal 2001, we paid $102.7 million, including accrued interest, to retire $122.5 million face value of the notes, which resulting in an extraordinary gain on the early retirement of debt of $19.8 million plus other related gains of $557,000 primarily related to the gain on sale of held-to-maturity investments, net of related taxes of $4.1 million. As of December 31, 2001, the notes had a remaining book value of $368.7 million. Through February 28, 2002, we repurchased an additional $29.8 million in face value of the convertible subordinated notes for $24.9 million including accrued interest.

   During 2001, a significant portion of our cash inflows were generated by our operations. Because our operating results may fluctuate significantly, as a result of decreases in customer demand or decreases in the acceptance of our future products and services, our ability to generate positive cash flow from operations may be jeopardized.

   Future payments due under debt and lease obligations as of December 31, 2001 are as follows (in thousands):

                                          4.75%
                                       Convertible     Non
                                       Subordinated Cancelable
                                        Notes due   Operating
                                         2007(a)      Leases    Total
                                       ------------ ---------- --------
         2002.........................   $     --    $ 7,550   $  7,550
         2003.........................         --      5,800      5,800
         2004.........................         --      2,766      2,766
         2005.........................         --      1,225      1,225
         2006.........................         --        436        436
         Thereafter...................    377,480        281    377,761
                                         --------    -------   --------
                                         $377,480    $18,058   $395,538
                                         ========    =======   ========

--------
(a) Assuming we do not retire additional convertible subordinated notes during 2002, we will make interest payments net of interest rate swap of approximately $12.4 million during 2002, 2003, 2004, 2005, and 2006. We will make interest payments net of interest rate swap of approximately $6.2 million during 2007.

   Assuming there is no significant change in our business, we believe that our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months.

Critical Accounting Policies

   The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The US Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

   Our critical accounting policies are as follows:

  .  revenue recognition;

  . estimating valuation allowances and accrued liabilities, specifically sales reserves;

  .  accounting for software development costs;

  .  valuation of long-lived and intangible assets and goodwill;

  .  accounting for income taxes;

  .  accounting for non-consolidated companies; and

  .  accounting for unearned stock-based compensation

   Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

  Revenue recognition

   We derive our revenue from primarily two sources (i) product revenue, which consists of software license fees and hosted software arrangements and (ii) services and support revenue which includes software license maintenance, training, and consulting. We license our software products on a term basis or on a perpetual basis. Our hosted software arrangements require customers to pay a fixed fee and receive service over a period of time, generally one or two years. Customers do not pay any set up fee.

   We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is probable. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 60 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. For all sales, except those completed over the Internet, we use either a customer order document or signed license or service agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement.

   For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our licenses are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, are based upon separate sales by us of these services to other customers. Most of our arrangements involve multiple obligations. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed.

  Estimating valuation allowances and accrued liabilities, specifically sales reserves

   The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns and write off of bad debt accounts related to current period product revenue. Management analyzes historical returns, historical bad debts, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales reserves. Significant management judgments and estimates must be made and used in connection with establishing the sales reserves in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales reserves amounted to $6.2 million at December 31, 2001.

  Accounting for software development costs

   Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product's technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in 2001.

  Valuation of long-lived and intangible assets and goodwill

   For certain long-lived assets, primarily fixed assets and goodwill and intangible assets, we are required to estimate the useful life of the asset and recognize its costs as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period.

   We are required to assess the impairment of identifiable intangibles, long-lived assets and goodwill and on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  . significant underperformance relative to expected historical or projected future operating results;

  . significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  .  significant negative industry or economic trends;

  .  significant decline in our stock price for a sustained period; and

  .  our market capitalization relative to net book value.

   When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $126.7 million as of December 31, 2001.

  Accounting for income taxes

   As part of the process of preparing our consolidated financial statements we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have not recorded a valuation allowance as of December 31, 2001, because we believe it is more likely than not that all deferred tax assets will be realized in the foreseeable future. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. The deferred tax asset as of December 31, 2001 was $5.2 million.

  Accounting for non-consolidated companies

   We make venture capital investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies' operations. We monitor our investments for impairment and will record reductions in carrying values if and when necessary. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as US public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve and the related writedown is recorded as an investment loss on our consolidated statements of income. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

   As of December 31, 2001, we had invested $18.9 million in private companies. In addition, we have committed to make capital contributions to a venture capital fund totaling $12.0 million and we expect to pay approximately $9.0 million through March 31, 2003 as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The recent general decline in the Nasdaq National Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments.

  Accounting for unearned stock-based compensation

   We amortize stock-based compensation using the straight-line approach over the remaining vesting periods of the related options, which is generally four years. Pro forma information regarding net income and earnings per share is required. This information is required to be determined as if we had accounted for employee stock options and stock purchase plans under the fair value method of that statement.

   The fair value of options and shares issued pursuant to the option plans and the Employee Stock Purchase Plan ("ESPP") at the grant date were estimated using the Black-Scholes model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. The weighted average fair valuation per share of options granted under the option plans during the year ended December 31, 2001 was $27.03.

   The effects of applying pro forma disclosures of net income and earnings per share for the fiscal years ended 2001, 2000 and 1999 are not likely to be representative of the pro forma effects on net income and earnings per share in the future years for the following reasons: 1) the number of future shares to be issued under these plans are not known and 2) the assumptions used to determine the fair value can vary significantly.

Recent Accounting Pronouncements

   In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company's annual or interim financial statements for the periods beginning after December 15, 2001.

   In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues.

   In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22, Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. We are currently assessing the impact of the adoption of these issues on our financial statements.

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on our financial statements.

   In 2002, Statement of Financial Accounting Standards ( SFAS ) No. 142, Goodwill and Other Intangible Assets became effective and as a result, we have ceased to amortize approximately $109.5 million of goodwill and $1.7 million of workforce and have reclassified the workforce to goodwill. We had recorded approximately $28.4 million of amortization on these amounts during 2001 and would have recorded approximately $46.5 million of amortization during 2002. In lieu of amortization, we are required to perform a preliminary assessment of our goodwill in 2002 and an annual impairment review thereafter and potentially more frequently if circumstances change. We completed our preliminary assessment during the first quarter of 2002 and did not record an impairment charge. We also ceased to amortize the deferred tax asset associated with the workforce of approximately $661,000. We had recorded approximately $169,000 of amortization during 2001 and would have recorded approximately $277,000 during 2002. In lieu of amortization, we were required to offset the deferred tax asset against the deferred tax liability. In lieu of amortization, we are required to remove the deferred tax asset and the corresponding amount from the deferred tax liability. We expect to amortize approximately $2.6 million of the purchased technology during the year ended December 31, 2002.

   The impairment review involves a two-step process as follows:

  . Step 1--we will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, the Company will move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

  . Step 2--we will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of SFAS No. 144 did not have a significant impact on our financial statements.

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

  .  increasing complexity and interdependence of our applications;

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

  .  changes in economic conditions affecting our customers or our industry;

  .  changes in the mix of products or services sold in a quarter;

  . the introduction of new or enhanced products and services by our competitors and changes in the pricing policies of these competitors;

  . the discretionary nature of our customers' purchase and budget cycles and changes in their budgets for software and -related purchases;

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

   We expect to face increasing competition in the future, which could cause reduced sales levels and result in price reductions, reduced gross margins or loss of market share. The market for our testing, tuning and application performance management products and services is extremely competitive, dynamic and subject to frequent technological changes. There are few substantial barriers of entry in our market. In addition, the use of the Internet for a growing range of applications is a recent and emerging phenomenon. The Internet lowers the barriers of entry, allowing other companies to compete with us in the testing and application performance management markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

   In the market for enterprise testing solutions, our principal competitors include Compuware, Empirix, Radview, Rational Software, and Segue Software. In the new and rapidly changing market for application performance management solutions, our principal competitors include providers of managed services such as Gomez and Keynote Systems, established providers of systems and network management software such as BMC Software, Computer Associates, HP OpenView and Tivoli, a division of IBM, and emerging companies. Additionally, we face potential competition in this market from existing providers of testing solutions such as Segue Software and Compuware.

   The software industry is increasingly experiencing consolidation and this could increase the resources available to our competitors and the scope of their product offerings. Our competitors and potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies or make more attractive offers to distribution partners and to employees.

   If we fail to maintain our existing distribution channels and develop additional channels in the future, our revenues could decline. We derive a substantial portion of our revenues from sales of our products through distribution channels such as systems integrators or value-added resellers. We expect that sales of our products through these channels will continue to account for a substantial portion of our revenues for the foreseeable future. We may not experience increased revenues from these new channels, which could harm our business.

   The loss of one or more of our systems integrators or value-added resellers, or any reduction or delay in their sales of our products and services could result in reductions in our revenue in future periods. In addition, our ability to increase our revenue in the future depends on our ability to expand our indirect distribution channels.

   Our dependence on indirect distribution channels presents a number of risks, including:

  . each of our systems integrators or value-added resellers, can cease marketing our products and services with limited or no notice and with little or no penalty;

  . our existing systems integrators or value-added resellers, may not be able to effectively sell any new products and services that we may introduce;

  . we may not be able to replace existing or recruit additional systems integrators or value-added resellers, if we lose any of our existing ones;

  . our systems integrators or value-added resellers, may also offer competitive products and services from third parties;

  . we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities; and

  . our systems integrators or value-added resellers, may not give priority to the marketing of our products and services as compared to our competitors' products.

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

   If we are unable to manage rapid changes in our business, our business may be harmed. From 1991 through 2000, we experienced significant annual increases in revenue, employees and number of product and service offerings. This growth has placed and, if it is renewed, will place a significant strain on our management and our financial, operational, marketing and sales systems. During 2001, we reduced 8% of our workforce. If we cannot manage rapid changes in our business environment effectively, our business, competitive position, operating results and financial condition could suffer. Although we are implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of our sales and customer support systems, the implementation of these systems, procedures and controls may not be completed successfully, or may disrupt our operations. Any failure by us to properly manage these transitions could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan. Conversely, if we fail to reduce staffing levels when necessary, our costs would be excessive and our business and operating results could be adversely affected.

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

   We depend on our international operations for a substantial portion of our revenues. Sales to customers located outside the US have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, sales to customers outside the US was 35% in 2001, 32% in 2000 and 34% in 1999. In addition, we have substantial research and development operations in Israel. We face risks associated with our international operations, including:

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

   Any of these risks could harm our international operations and cause lower international sales. For example, some European countries already have laws and regulations related to technologies used on the Internet that are more strict than those currently in force in the US. Any or all of these factors could cause our business to be harmed.

   Because our research and development operations are primarily located in Israel, we may be affected by volatile political, economic, and military conditions in that country and by restrictions imposed by that country on the transfer of technology. Our operations depend on the availability of highly skilled scientific and technical personnel in Israel. Our business also depends on trading relationships between Israel and other countries. In addition to the risks associated with international sales and operations generally, our operations could be adversely affected if major hostilities involving Israel should occur or if trade between Israel and its current trading partners were interrupted or curtailed.

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

   Our financial results may be negatively impacted by foreign currency fluctuations. Our foreign operations are generally transacted through our international sales subsidiaries. As a result, these sales and related expenses are denominated in currencies other than the US dollar. Because our financial results are reported in US dollars, our results of operations may be harmed by fluctuations in the rates of exchange between the US dollar and other currencies, including:

  . a decrease in the value of Pacific Rim or European currencies relative to the US dollar, which would decrease our reported US dollar revenue, as we generate revenues in these local currencies and report the related revenues in US dollars; and

  . an increase in the value of Pacific Rim, European or Israeli currencies relative to the US dollar, which would increase our sales and marketing costs in these countries and would increase research and development costs in Israel.

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

   Acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert the attention of our management and investments may become impaired and require us to take a charge against earnings. In May 2001 we acquired Freshwater Software, Inc. and we have minority investments in private companies and venture capital funds of $18.9 million and we may acquire or make investments in other companies and technologies. In the event of any future acquisitions or investments, we could:

  . issue stock that would dilute the ownership of our then-existing stockholders;

  .  incur debt;

  .  assume liabilities;

  . incur charges for the impairment of the value of investments or acquired assets; or

  .  incur amortization expense related to intangible assets.

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

   The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended February 28, 2002, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $74.21 to a low of $18.71. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

   If we fail to adequately protect our proprietary rights and intellectual property, we may lose a valuable asset, experience reduced revenues and incur costly litigation to protect our rights. We rely on a combination of patents, copyrights, trademarks, service marks and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the US. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our products and proprietary information will increase.

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

   Third parties could assert that our products and services infringe their intellectual property rights, which could expose us to litigation that, with or without merit, could be costly to defend. We may from time to time be subject to claims of infringement of other parties' proprietary rights. We could incur substantial costs in defending ourselves and our customers against these claims. Parties making these claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products in the US and abroad and could result in an award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain licenses from third parties, develop alternative technology or to alter our products or processes or cease activities that infringe the intellectual property rights of third parties. If we are required to obtain licenses, we cannot be sure that we will be able to do so at a commercially reasonable cost, or at all. Defense of any lawsuit or failure to obtain required licenses could delay shipment of our products and increase our costs. In addition, any such lawsuit could result in our incurring significant costs or the diversion of the attention of our management.

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

   Leverage and debt service obligations may adversely affect our cash flow. In July 2000, we completed an offering of convertible subordinated notes with a principal amount of $500.0 million. We repurchased $152.3 million of principal amount of our convertible subordinated notes from December 18, 2001 through February 28, 2002. We continue to have a substantial amount of outstanding indebtedness, primarily the convertible subordinated notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

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

   In January 2002, we entered into an interest rate swap with respect to $300.0 million of our 4.75% Convertible Subordinated Notes. The January interest rate swap is designated as an effective hedge of the fair value of our $300.0 million of 4.75% Convertible Subordinated Notes (the "Notes"). The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month London Interbank Offered Rate ("the LIBOR rate") plus 86 basis points. The gain or loss from changes in the fair value of the swap is expected to entirely offset the loss or gain from changes in the fair value of the Notes throughout the life of the Notes. The swap creates a market exposure to changes in the LIBOR rate. If the LIBOR rate increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. If the LIBOR rate does not change from the rate of 1.84% at the inception of the swap, we would be able to reduce interest expense from the current amount each quarter by approximately $1.5 million. Under the terms of the swap, we were required to provide initial collateral in the form of cash or cash equivalents to Goldman Sachs Capital Markets, L.P. ("GSCM") in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We will account for the initial collateral and any additional collateral as restricted cash on our balance sheet. As of March 12, 2002, we were required to provide additional collateral of $6.0 million therefore our total restricted cash as of such date was $12.0 million.

   In February 2002, we entered into a second interest rate swap with GSCM that does not qualify for hedge accounting treatment under SFAS 133 and therefore is marked-to-market through other income each quarter. The life of this swap is through July 1, 2007, the same date as the first swap and the original maturity date of the Notes. The swap entitles us to receive approximately $608,000 from GSCM semi-annually during the life of the swap, subject to the following conditions:

  . If the price of our common stock exceeds the original conversion or redemption price of the Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the Notes. We would no longer receive the $608,000 payment semi-annually.

  . If we call the Notes at a premium (in whole or in part), or if any of the holders of the Notes elect to convert the Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted Notes. However, we would continue to receive the $608,000 from GSCM semi-annually provided that the price of our common stock during the life of the swap never exceeds the original conversion or redemption price of the Notes.

   We are exposed to credit exposure with respect to GSCM as counterparty under both swaps. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under both swaps are guaranteed by the Goldman Sachs Group L.P.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

   Our exposure to market rate risk includes risk for changes in interest to our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as "held to maturity." Information about our investment portfolio is presented in the table below, which states notional amounts and related weighted-average interest rates by year of maturity (in thousands):

                                           December 31,
                                        ------------------
                                          2002      2003    Thereafter  Total    Fair Value
                                        --------  --------  ---------- --------  ----------
Cash equivalents
   Fixed rate.......................... $204,160        --        --   $204,160   $204,487
   Weighted average rate...............     2.57%       --                 2.57%
Investments
   Fixed rate.......................... $169,484  $115,198   $55,893   $340,575   $346,567
   Weighted average rate...............     5.23%     4.87%     5.07%      4.87%
Total investments...................... $373,644  $115,198   $55,893    544,735   $551,054
Weighted average rate..................     3.78%     4.87%     5.07%      4.14%

   Our long-term investments include $55.0 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

   The fair value of our convertible subordinated debentures fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our creditworthiness. The fair market value of the convertible subordinated debentures as of December 31, 2001 was $304.7 million while the book value was $377.5 million.

   In January 2002, we entered into an interest rate swap with respect to $300.0 million of our 4.75% Convertible Subordinated Notes. The January interest rate swap is designated as an effective hedge of the fair value of our $300.0 million of 4.75% Convertible Subordinated Notes (the "Notes"). The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month London Interbank Offered Rate ("the LIBOR rate") plus 86 basis points. The gain or loss from changes in the fair value of the swap is expected to entirely offset the loss or gain from changes in the fair value of the Notes throughout the life of the Notes. The swap creates a market exposure to changes in the LIBOR rate. If the LIBOR rate increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. If the LIBOR rate does not change from the rate of 1.84% at the inception of the swap, we would be able to reduce interest expense from the current amount each quarter by approximately $1.5 million. Under the terms of the swap, we were required to provide initial collateral in the form of cash or cash equivalents to Goldman Sachs Capital Markets, L.P. ("GSCM") in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We will account for the initial collateral and any additional collateral as restricted cash on our balance sheet. As of March 12, 2002, we were required to provide additional collateral of $6.0 million therefore our total restricted cash as of such date was $12.0 million.

   In February 2002, we entered into a second interest rate swap with GSCM that does not qualify for hedge accounting treatment under SFAS 133 and therefore is marked-to-market through other income each quarter. The life of this swap is through July 1, 2007, the same date as the first swap and the original maturity date of the Notes. The swap entitles us to receive approximately $608,000 from GSCM semi-annually during the life of the swap, subject to the following conditions:

  . If the price of our common stock exceeds the original conversion or redemption price of the Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the Notes. We would no longer receive the $608,000 payment semi-annually.

  . If we call the Notes at a premium (in whole or in part), or if any of the holders of the Notes elect to convert the Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted Notes. However, we would continue to receive the $608,000 from GSCM semi-annually provided that the price of our common stock during the life of the swap never exceeds the original conversion or redemption price of the Notes.

   We are exposed to credit exposure with respect to GSCM as counterparty under both swaps. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under both swaps are guaranteed by the Goldman Sachs Group L.P.

   We have entered into forward foreign exchange contracts ("forward contracts") to hedge foreign currency denominated receivables due from certain European and Asia Pacific subsidiaries and foreign branches against fluctuations in exchange rates. We have not entered into forward contracts for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. The criteria we use for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. The effect of an immediate 10% change in exchange rates would not have a material impact on our operating results or cash flows.

   A portion of our business is conducted in currencies other than the US dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenues.

   From time to time, we make investments in private companies and venture capital funds. As of December 31, 2001, we had invested $18.9 million in private companies. In addition, we have committed to make capital contributions to a venture capital fund totaling $12.0 million and we expect to pay approximately $9.0 million through March 31, 2003 as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The recent general decline in the Nasdaq National Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments.

Item 8.  Financial Statements and Supplementary Data

   Financial statements required pursuant to this Item are presented beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   During the 24-month period preceding December 31, 2001 we neither changed accountants nor had disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

                                   PART III

   Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for May 15, 2002, and the information included in the proxy statement is incorporated herein by reference.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as a part of this report:

      1. Financial Statements.

   The following financial statements of Mercury Interactive Corporation are filed as a part of this report:

                                                                           Page
                                                                           ----
Report of Independent Accountants......................................... F-1
Consolidated Balance Sheets at December 31, 2001 and 2000................. F-2
Consolidated Statements of Operations for the years ended December 31,
  2001, 2000 and 1999..................................................... F-3
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2001, 2000 and 1999........................................ F-4
Consolidated Statements of Cash Flows for the years ended December 31,
  2001, 2000 and 1999..................................................... F-5
Notes to Consolidated Financial Statements................................ F-6

      2.  Schedules

   Financial statement schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3. Exhibits

  Exhibit
  Number                                              Description
-----------                                           -----------
3.1(1)      Certificate of Incorporation of Mercury Interactive, as amended and restated to date.

3.2(12)     Certificate of Amendment of the Restated Certificate of Incorporation.

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

10.2(1)     Form of Directors' and Officers' Indemnification Agreement.

10.3(4),(2) Form of 1998 Employee Stock Purchase Plan and form of Agreements.

10.4(1)     401(k) Plan.

10.5(5),(2) 1994 Directors' Stock Option Plan and form of Agreements.

10.6(6),(2) Form of Change of Control Agreements entered into by Mercury Interactive with the Chairman, the Chief Executive Officer, the Executive Vice President and the Chief Financial Officer, Chief
            Operating Officer and the President of European Operations.

10.7(7),(2) Amended and Restated 2000 Supplemental Stock Option Plan.

10.8(7),(2) Amended and Restated 1999 Stock Option Plan.

10.9(9)     Preferred Share Purchase Rights Agreement.

10.10(10)   Amendment to Rights Agreement dated March 31,1999.

10.11(11)   Amendment No. Two to Rights Agreement, dated May 19, 2000.

10.12(12)   Purchase and Sale Agreement by and between WHSUM Real Estate Limited Partnership and
            Mercury Interactive.

10.13(8)    Form of Note for Mercury Interactive 4.75% Convertible Subordinated Notes due July 1, 2007.

10.14(8)    Indenture between Mercury Interactive, as Issuer and Chase Manhattan Bank and Trust
            Company, National Association, as Trustee dated July 3, 2000 related to Mercury Interactive
            4.75% Convertible Subordinated Notes due July 1, 2007.

  Exhibit
  Number                                             Description
------------                                         -----------
10.15(8)     Registration Rights Agreement among Mercury Interactive and Goldman, Sachs & Chase
             Securities Inc. and Deutsche Banc Securities Inc. dated June 27, 2000 related to the Mercury
             Interactive 4.75% Convertible Subordinated Notes due July 1, 2007.

10.16(2)(12) Amended and Restated Employment Agreement by and between Mercury Interactive and
             Douglas P. Smith effective as of August 28, 2000.

10.17(13)    Agreement and Plan of Merger among Freshwater Software, Inc., Mercury Interactive
             Corporation and Aqua Merger Company dated as of May 1, 2001.

10.18        Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated
             January 17, 2002 (as revised on January 31, 2002), and Confirmation regarding Swap
             Transaction from Goldman Sachs Capital Markets, L.P. dated February 26, 2002.

21.1         Subsidiaries of Mercury Interactive.

23.1         Consent of Independent Accountants.

24.1         Power of Attorney (see page 40).

--------
 (1) Exhibits 3.1, 3.3, 10.2, and 10.4 are incorporated by reference to Exhibits 3.3, 3.4, 10.2, and 10.12, respectively, filed in response to
     Item 16(a), "Exhibits," of Mercury Interactive Registration Statement on Form S-1, as amended (File No. 33-68554), which was declared effective on October 29, 1993.
 (2) Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K.
 (3) Exhibit 3.3 is incorporated by reference to Exhibit 3.2 filed with the Form 10-Q for the three month period ended June 30, 1999
 (4) Exhibits 10.1 and 10.3 are incorporated by reference to Exhibits 4.1 and
     4.3 filed with the Registration Statement on Form S-8, No. 333-62125, filed with the Securities and Exchange Commission on August 24, 1998.
 (5) Exhibit 10.5 is incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarter ended September 30, 1994.
 (6) Exhibit 10.6 is incorporated by reference to Exhibit 10.26 filed with the Form 10-K for the year ended December 31, 1998.
 (7) Exhibits 10.7 and 10.8 are incorporated by reference to Exhibits 4.1 and
     4.2 filed with the Registration Statement on Form S-8, No. 333-56316, filed with the Securities and Exchange Commission on February 28, 2001.
 (8) Exhibits 10.13, 10.14 and 10.15 are incorporated by reference to Exhibits 4.1, 4.2 and 4.3, respectively, filed with the Form 10-Q for the quarter ended June 30, 2000.
 (9) Exhibit 10.9 is incorporated by reference to Exhibit 1 to Form 8-A, filed with the Securities and Exchange Commission on July 9, 1996.
(10) Exhibit 10.10 is incorporated by reference to Exhibit 1 to Form 8-A, Amendment No. 1, filed with the Securities and Exchange Commission on April 2, 1999.
(11) Exhibit 10.11 is incorporated by reference to Exhibit 1 to Form 8-A, Amendment No. 2, filed with the Securities and Exchange Commission on May 22, 2000.
(12) Exhibits 3.2, 10.12 and 10.16 are incorporated by reference to Exhibit 3.2, 10.12 and 10.16, respectively, filed with the Form 10-K for the year ended December 31, 2000.
(13) Exhibit 10.17 is incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarter ended June 30, 2001.

   (b) Reports on Form 8-K

   No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2002

                                               MERCURY INTERACTIVE CORPORATION

                                               By:     /S/  DOUGLAS P. SMITH
                                                   -----------------------------
                                                         Douglas P. Smith,
                                                   Executive Vice President and
                                                      Chief Financial Officer

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Amnon Landan, Susan J. Skaer and/or Douglas P. Smith and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

          Signature                       Title                  Date
          ---------                       -----                  ----

      /S/  AMNON LANDAN       President and Chief Executive March 25, 2002
-----------------------------   Officer (Principal
        Amnon Landan            Executive Officer) and
                                Chairman of the Board of
                                Directors

    /S/  DOUGLAS P. SMITH     Executive Vice President and  March 25, 2002
-----------------------------   Chief Finance Officer
      Douglas P. Smith          (Principal Financial
                                Officer)

    /S/  DAVID A. KEMPSKI     Vice President, Finance       March 25, 2002
-----------------------------   (Principal Accounting
      David A. Kempski          Officer)

      /S/  IGAL KOHAVI        Director                      March 25, 2002
-----------------------------
         Igal Kohavi

      /S/  YAIR SHAMIR        Director                      March 25, 2002
-----------------------------
         Yair Shamir

      /S/  GIORA YARON        Director                      March 25, 2002
-----------------------------
         Giora Yaron

     /S/  KENNETH KLEIN       Director                      March 25, 2002
-----------------------------
        Kenneth Klein

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mercury Interactive Corporation

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Mercury Interactive Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 22, 2002, except for Note 12,
  which is as of March 12, 2002

                        MERCURY INTERACTIVE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                                                      December 31,
                                                                                   ------------------
                                                                                     2001      2000
                                                                                   --------  --------
                                     ASSETS
Current assets:
   Cash and cash equivalents...................................................... $248,297  $226,387
   Short-term investments.........................................................  179,484   402,356
   Trade accounts receivable, net of sales reserves of $6,180 and
     $8,229, respectively.........................................................   66,529    62,989
   Prepaid expenses and other assets..............................................   30,945    34,549
                                                                                   --------  --------
       Total current assets.......................................................  525,255   726,281
Long-term investments.............................................................  161,091   153,623
Property and equipment, net.......................................................   93,375    82,895
Investments in non-consolidated companies.........................................   18,944        --
Debt issuance costs, net..........................................................    8,828    13,576
Goodwill and other intangible assets, net.........................................  117,843        --
Other assets......................................................................    2,289        --
                                                                                   --------  --------
       Total assets............................................................... $927,625  $976,375
                                                                                   ========  ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable............................................................... $ 12,420  $ 12,931
   Accrued liabilities............................................................   58,131    58,942
   Income taxes payable...........................................................   32,630    23,797
   Deferred revenue...............................................................   92,619    77,673
                                                                                   --------  --------
       Total current liabilities..................................................  195,800   173,343
Convertible subordinated notes....................................................  377,480   500,000
                                                                                   --------  --------
       Total liabilities..........................................................  573,280   673,343
                                                                                   --------  --------
Commitments and contingencies (Note 6)
Stockholders' equity:
   Common stock: par value $.002 per share, 240,000 shares authorized; 82,849 and
     81,129 shares issued and outstanding, respectively...........................      166       162
   Capital in excess of par value.................................................  232,750   190,232
   Treasury stock.................................................................  (16,082)       --
   Notes receivable from issuance of stock........................................  (11,164)   (7,528)
   Unearned stock-based compensation..............................................   (4,795)       --
   Accumulated other comprehensive loss...........................................   (2,265)   (1,415)
   Retained earnings..............................................................  155,735   121,581
                                                                                   --------  --------
       Total stockholders' equity.................................................  354,345   303,032
                                                                                   --------  --------
       Total liabilities and stockholders' equity................................. $927,625  $976,375
                                                                                   ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                        Year ended December 31,
                                                                       --------------------------
                                                                         2001     2000     1999
                                                                       -------- -------- --------
Revenue:
   License............................................................ $236,600 $216,100 $130,900
   Service............................................................  124,400   90,900   56,800
                                                                       -------- -------- --------
       Total revenue..................................................  361,000  307,000  187,700
                                                                       -------- -------- --------
Cost of revenue:
   License............................................................   24,158   17,138    7,736
   Service............................................................   29,231   24,679   16,957
                                                                       -------- -------- --------
       Total cost of revenue..........................................   53,389   41,817   24,693
                                                                       -------- -------- --------
Gross profit..........................................................  307,611  265,183  163,007
                                                                       -------- -------- --------
Operating expenses:...................................................
   Research and development (excluding stock-based compensation of
     $550, $0, $0, respectively)......................................   37,162   32,042   23,484
   Marketing and selling (excluding stock-based compensation of $998,
     $0, $0, respectively)............................................  189,600  151,897   89,874
   General and administrative (excluding stock-based compensation of
     $451, $0, $0, respectively)......................................   23,086   17,831   11,662
   Amortization of unearned stock-based compensation..................    1,999       --       --
   Restructuring, integration and other related charges...............    5,361       --    2,000
   Amortization of goodwill and other intangible assets...............   30,125       --       --
                                                                       -------- -------- --------
       Total operating expenses.......................................  287,333  201,770  127,020
                                                                       -------- -------- --------
Income from operations................................................   20,278   63,413   35,987
Other income, net.....................................................   10,068   17,462    6,026
                                                                       -------- -------- --------
Income before provision for income taxes..............................   30,346   80,875   42,013
Provision for income taxes............................................   12,504   16,175    8,869
                                                                       -------- -------- --------
Net income before extraordinary item..................................   17,842   64,700   33,144
Extraordinary item--gain on early retirement of debt, net of taxes....   16,312       --       --
                                                                       -------- -------- --------
Net income............................................................ $ 34,154 $ 64,700 $ 33,144
                                                                       ======== ======== ========
Basic net income per share:
   Net income before extraordinary item............................... $   0.21 $   0.81 $   0.44
   Extraordinary item--gain on early retirement of debt, net of taxes.     0.20       --       --
                                                                       -------- -------- --------
   Net income......................................................... $   0.41 $   0.81 $   0.44
                                                                       ======== ======== ========
Diluted net income per share:
   Net income before extraordinary item............................... $   0.20 $   0.70 $   0.39
   Extraordinary item--gain on early retirement of debt, net of taxes.     0.18       --       --
                                                                       -------- -------- --------
   Net income......................................................... $   0.38 $   0.70 $   0.39
                                                                       ======== ======== ========
Weighted average common shares (basic)................................   82,559   79,927   76,112
                                                                       ======== ======== ========
Weighted average common shares and equivalents (diluted)..............   89,725   91,938   85,208
                                                                       ======== ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                     Capital              Notes                  Accumulated
                                                      Common stock  in excess           receivable   Unearned       other
                                                     -------------   of par   Treasury     from    stock-based  comprehensive
                                                     Shares  Amount   value    stock     issuance  compensation     loss
                                                     ------  ------ --------- --------   of stock  ------------ -------------
Balance at December 31, 1998........................ 73,990   $148  $128,428  $     --   $ (5,130)   $     --      $  (775)
Collection of notes receivable......................     --     --        --        --        387          --           --
Stock issued under stock option and employee stock
 purchase plans.....................................  4,100      8    20,398        --       (347)         --           --
Currency translation adjustments....................     --     --        --        --         --          --         (467)
Net income..........................................     --     --        --        --         --          --           --
                                                     ------   ----  --------  --------   --------    --------      -------
Balance at December 31, 1999........................ 78,090    156   148,826        --     (5,090)         --       (1,242)

Tax benefit from stock options......................     --     --    12,805        --         --          --           --
Collection of notes receivable......................     --     --        --        --      2,314          --           --
Stock issued under stock option and employee stock
 purchase plans.....................................  3,039      6    28,601        --     (4,752)         --           --
Currency translation adjustments....................     --     --        --        --         --          --         (173)
Net income..........................................     --     --        --        --         --          --           --
                                                     ------   ----  --------  --------   --------    --------      -------
Balance at December 31, 2000........................ 81,129    162   190,232        --     (7,528)         --       (1,415)

Repurchase of common stock..........................   (784)    (1)       --   (16,082)        --          --           --
Unearned stock-based compensation...................     --     --    10,777        --         --     (10,436)          --
Amortization of unearned stock-based compensation...     --     --        --        --         --       1,659           --
Reversal of unearned stock-based compensation.......     --     --    (3,982)       --         --       3,982           --
Tax benefit from stock options......................     --     --     6,118        --                     --           --
Vested stock options assumed in conjunction with the
 Freshwater acquisition.............................     --     --       850        --         --          --           --
Collection of notes receivable......................     --     --        --        --        400          --           --
Stock issued under stock option and employee stock
 purchase plans.....................................  2,504      5    28,755        --     (4,036)         --           --
Currency translation adjustments....................     --     --        --        --         --          --         (850)
Net income..........................................     --     --        --        --         --          --           --
                                                     ------   ----  --------  --------   --------    --------      -------
Balance at December 31, 2001........................ 82,849   $166  $232,750  $(16,082)  $(11,164)   $ (4,795)     $(2,265)
                                                     ======   ====  ========  ========   ========    ========      =======


                                                     Retained Stockholders' Comprehensive
                                                     earnings    equity     income (loss)
                                                     -------- ------------- -------------
Balance at December 31, 1998........................ $ 23,737   $146,408
Collection of notes receivable......................       --        387
Stock issued under stock option and employee stock
 purchase plans.....................................       --     20,059
Currency translation adjustments....................       --       (467)      $  (467)
Net income..........................................   33,144     33,144        33,144
                                                     --------   --------       -------
Balance at December 31, 1999........................   56,881    199,531       $32,677
                                                                               =======
Tax benefit from stock options......................       --     12,805
Collection of notes receivable......................       --      2,314
Stock issued under stock option and employee stock
 purchase plans.....................................       --     23,855
Currency translation adjustments....................       --       (173)      $  (173)
Net income..........................................   64,700     64,700        64,700
                                                     --------   --------       -------
Balance at December 31, 2000........................  121,581    303,032       $64,527
                                                                               =======
Repurchase of common stock..........................       --    (16,083)
Unearned stock-based compensation...................       --        341
Amortization of unearned stock-based compensation...       --      1,659
Reversal of unearned stock-based compensation.......       --         --
Tax benefit from stock options......................       --      6,118
Vested stock options assumed in conjunction with the
 Freshwater acquisition.............................       --        850
Collection of notes receivable......................       --        400
Stock issued under stock option and employee stock
 purchase plans.....................................       --     24,724
Currency translation adjustments....................       --       (850)         (850)
Net income..........................................   34,154     34,154        34,154
                                                     --------   --------       -------
Balance at December 31, 2001........................ $155,735   $354,345       $33,304
                                                     ========   ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                          Year ended December 31,
                                                                      -------------------------------
                                                                         2001       2000       1999
                                                                      ----------  ---------  --------
Cash flows from operating activities:
   Net income........................................................ $   34,154  $  64,700  $ 33,144
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.....................................     14,977      9,624     6,063
   Sales return reserve..............................................     (2,034)     2,696     1,910
   Amortization of goodwill and other intangible assets..............     30,124         --        --
   Amortization of stock-based compensation..........................      1,999         --        --
   Gain on early retirement of debt..................................    (19,833)        --        --
   Non-cash restructuring charges....................................        230         --        --
   Deferred income taxes, net........................................      1,744     (2,340)   (2,802)
   Changes in assets and liabilities:
       Trade accounts receivable.....................................       (614)   (26,537)  (14,259)
       Prepaid expenses and other assets.............................       (556)    (9,031)   (3,705)
       Accounts payable..............................................       (750)     4,702     4,076
       Accrued liabilities...........................................     (1,731)    25,873    16,164
       Income taxes payable..........................................     13,359     17,459     8,688
       Deferred revenue..............................................     11,993     42,634    11,718
                                                                      ----------  ---------  --------
          Net cash provided by operating activities..................     83,062    129,780    60,997
                                                                      ----------  ---------  --------
Cash flows from investing activities:
   Maturity of investments, net......................................  1,082,720    275,860    28,616
   Purchases of investments..........................................   (867,315)  (758,333)  (68,325)
   Purchases of investments in non-consolidated companies............    (18,944)        --        --
   Cash paid in conjunction with Freshwater, net.....................   (143,961)        --        --
   Acquisition of property and equipment, net........................    (22,091)   (45,231)  (23,776)
                                                                      ----------  ---------  --------
          Net cash provided by (used in) investing activities........     30,409   (527,704)  (63,485)
                                                                      ----------  ---------  --------
Cash flows from financing activities:
   Proceeds from issuance of convertible subordinated notes, net.....         --    485,380        --
   Proceeds from issuance of common stock, net.......................     25,124     26,169    20,446
   Repurchase of treasury stock......................................    (16,083)        --        --
   Retirement of convertible subordinated notes......................   (100,024)        --        --
                                                                      ----------  ---------  --------
          Net cash provided by (used in) financing activities........    (90,983)   511,549    20,446
                                                                      ----------  ---------  --------
Effect of exchange rate changes on cash..............................       (578)      (584)   (1,448)
                                                                      ----------  ---------  --------
Net increase in cash.................................................     21,910    113,041    16,510
Cash and cash equivalents at beginning of year.......................    226,387    113,346    96,836
                                                                      ----------  ---------  --------
Cash and cash equivalents at end of year............................. $  248,297  $ 226,387  $113,346
                                                                      ==========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        MERCURY INTERACTIVE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

   Mercury Interactive Corporation (the "Company") was incorporated in 1989 and began shipping testing products in 1991. Since 1991, the Company has introduced a variety of solutions for enterprise testing, production tuning and application performance management which are focused on helping its customers deploy better quality applications and to ensure their performance and availability post-deployment. The Company also provides both professional services to help customers implement its solutions as well as managed services for customers who do not want or have the internal resources to implement its solutions.

   The Company acquired all of the outstanding securities of Freshwater Software, Inc. in May 2001. The transaction was accounted for as a purchase, and accordingly, the operating results of Freshwater have been included in consolidated financial statements since the date of acquisition (See Note 11).

   The Company acquired Conduct Ltd. on November 30, 1999, which was accounted for as a pooling of interests. The consolidated financial statements for the year ended December 31, 1999 and the accompanying notes reflect the results of operations as if the acquired entity was a wholly-owned subsidiary since its inception (see Note 11).

  Basis of presentation

   The Company has a wholly-owned research and development and sales subsidiary incorporated in Israel and sales subsidiaries in Asia, Australia, Brazil, Canada, Europe, and South Africa for marketing, distribution and support of products and services. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Use of estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Foreign currency translation

   In preparing the Company's consolidated financial statements, the Company is required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into US dollars, the reporting currency. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption cumulative translation adjustment. If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in cumulative translation adjustments. However, if the functional currency is deemed to be the US dollar then any gain or loss associated with the translation of these financial statements would be included within our statements of operations.

   The functional currency of the Company's subsidiary in Israel is the US dollar. Assets and liabilities in Israel are translated at year-end exchange rates, except for property and equipment, which is translated at historical rates. Revenues and expenses are translated at average exchange rates in effect during the year, except for costs related to those balance sheet items, which are translated at historical rates. Foreign currency translation gains and losses are included in the consolidated statements of operations.

                        MERCURY INTERACTIVE CORPORATION

   The functional currencies of all other subsidiaries are the local currencies. Accordingly, all assets and liabilities of these subsidiaries are translated at the current exchange rate at the end of the period and revenues and expenses at average exchange rates in effect during the period. The gains and losses from translation of these subsidiaries' financial statements are recorded as other accumulated comprehensive income and included as a separate component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

  Derivative financial instruments

   The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as on the type of hedging relationship. The adoption of SFAS No. 133 did not have a material effect on the financial statements of the Company.

   The Company enters into forward foreign exchange contracts ("forward contracts") to hedge foreign currency denominated intercompany receivables against fluctuations in exchange rates. The Company does not enter into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. The Company had outstanding forward contracts with notional amounts totaling $15.4 million, $13.0 million and $10.6 million at December 31, 2001, 2000 and 1999, respectively. The open forward contracts at December 31, 2001 mature at various dates through August 2002 and are hedges of certain foreign currency transaction exposures in the Australian dollar, Danish Kroner, Euro, Norwegian Kroner, Japanese Yen, Swiss Franc and Swedish Kroner. The unrealized net gain on the Company's forward contracts at December 31, 2001 and 2000 was $606,000 and $282,000, respectively.

  Cash and cash equivalents

   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Short-term and long-term investments

   The Company considers all investments with remaining maturities of less than one year to be short-term investments and all investments with remaining maturities greater than one year to be long-term investments. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has categorized its marketable securities as "held to maturity" securities.

   The investments, which all have contractual maturities of less than three years, are carried at cost plus accrued interest. Realized gains or losses are determined based on the specific identification method and are reflected in other income.

                        MERCURY INTERACTIVE CORPORATION

   The portfolio of short-term and long-term investments (including cash and cash equivalents) consisted of the following (in thousands):

                                                     December 31,
                                                   -----------------
           Investment Type                           2001     2000
           ---------------                         -------- --------
           Cash and interest bearing demand
             deposits............................. $122,374 $ 50,126
           Corporate debt securities..............  313,208  462,108
           Municipal securities...................   42,583  112,973
           US treasury and agency securities......  110,707  157,159
                                                   -------- --------
              Total............................... $588,872 $782,366
                                                   ======== ========

   During the fourth quarter of 2001, in conjunction with the retirement of a portion of the convertible subordinated notes, the Company sold $118.0 million of amortized held-to-maturity investments which resulted in realized gains of $362,000. The sale of held-to-maturity investments was done to retire the convertible subordinated debt and, accordingly was an isolated event not anticipated to recur. The Company continues to have the intent and ability to hold investments to maturity.

  Concentration of credit risks

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable. The Company invests primarily in marketable securities and places its investments with high quality financial, government or corporate institutions. Accounts receivables are derived from sales to customers located primarily in the US and Europe. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. At and for the years ended December 31, 2001, 2000 and 1999, no customer accounted for more than 10% of accounts receivable or revenue.

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

   The fair value of the Company's convertible subordinated debentures was $304.7 million and $522.6 million at December 31, 2001 and 2000, respectively, based on quoted market price.

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

  Internal use software

   The Company recognizes software development costs in accordance with the Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed of Obtained for Internal Use."

                        MERCURY INTERACTIVE CORPORATION

Software development costs, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the Company's management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of generally three years using the straight-line method. At December 31, 2001 and 2000, the Company had capitalized software of $8.2 million and $5.1 million, respectively. For the years ended December 31, 2001, 2000 and 1999, the Company incurred amortization expense of $2.0 million, $1.3 million and $568,000, respectively.

   When events or circumstances indicate the carrying value of internal use software might not be recoverable, the Company will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs.

  Investments in non-consolidated companies

   The Company makes venture capital investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as the Company does not have the ability to exercise significant influence over these companies' operations. The Company monitors its investments for impairment and will record reductions in carrying values if and when necessary. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that the Company requests from these privately-held companies. This information is not subject to the same disclosure regulations as US public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If the Company believes that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve and the related writedown is recorded as an investment loss on our consolidated statements of income. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

  Intangible assets

   Intangible assets, including goodwill, purchased technology and other intangible assets, are carried at cost less accumulated amortization. The Company amortizes goodwill and other identifiable intangibles on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company's identifiable intangibles is three to seven years.

  Impairment of intangibles and long-lived assets

   The Company assesses the impairment of identifiable intangibles, goodwill and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, significant decline in the Company s stock price for a sustained period, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the

                        MERCURY INTERACTIVE CORPORATION

Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

  Income taxes

   The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. The Company has not recorded a valuation allowance as of December 31, 2001, because we believe it is more likely than not that all deferred tax assets will be realized in the foreseeable future.

  Treasury stock

   The Company accounts for treasury stock under the cost method. Under the cost method a gain or loss will be determined when treasury stock is reissued or retired. To date, the Company has not reissued or retired its treasury stock.

  Stock-based compensation

   The Company accounts for stock-based compensation for its employees using the intrinsic value method presented in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The Company has not issued stock options to non-employees except non-employee directors.

   The Company amortizes stock-based compensation using the straight-line approach over the remaining vesting periods of the related options, which is generally four years.

  Comprehensive income

   The Company complies with the SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Comprehensive income has been included in the Consolidated Statements of Stockholders' Equity for all periods presented.

  Revenue recognition

   The Company derives its revenue from primarily two sources (i) product revenue, which consists of software license fees and hosted software arrangements and (ii) services and support revenue which includes software license maintenance, training, and consulting. The Company licenses its software products on a term basis or on a perpetual basis. The Company's hosted software arrangements require customers to pay a fixed fee and receive service over a period of time, generally one or two years. Customers do not pay any set up fee. The

                        MERCURY INTERACTIVE CORPORATION

Company applies the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions to all transactions involving the sale of software products. In addition, the Company applies the provisions of Emerging Issues Task Force Issue No. 00-03 Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware to our hosted software transactions.

   The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier. At the time of the transaction, the Company assesses whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is probable. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 60 days from invoice date, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company recognizes revenue as the fees become due. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from our customers. If the Company determines that collection of a fee is not probable, the Company defers the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. For all sales, except those completed over the Internet, the Company uses either a customer order document or signed license or service agreement as evidence of an arrangement. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement.

   For arrangements with multiple obligations (for example, undelivered maintenance and support), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to the Company. This means that the Company defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our licenses are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, are based upon separate sales by us of these services to other customers. Most of the Company's arrangements involve multiple obligations. The Company's arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. The Company recognize revenue for maintenance services ratably over the contract term. Training and consulting services are billed based on hourly rates, and the Company generally recognize revenue as these services are performed.

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

  Research and development

   The Company accounts for research and development costs in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leases or Otherwise Marketed." Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product's technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached

                        MERCURY INTERACTIVE CORPORATION
technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs have been capitalized in 2001, 2000 or 1999.

  Net income per share

   Earnings per share is calculated in accordance with the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, using the treasury stock method. For the three years ended December 31, 2001, 2000 and 1999, dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans.

   The following table summarizes the Company's earnings per share computations for the three years ended December 31, 2001, 2000 and 1999 (in thousands, except per share amounts):

                                                                         Year ended December 31,
                                                                         -----------------------
                                                                          2001    2000    1999
                                                                         ------- ------- -------
Numerator:
   Net income before extraordinary item................................. $17,842 $64,700 $33,144
   Extraordinary item--gain on early retirement of debt, net of taxes...  16,312      --      --
                                                                         ------- ------- -------
   Net income........................................................... $34,154 $64,700 $33,144
                                                                         ======= ======= =======
Denominator:
   Denominator for basic net income per share--weighted
     average shares.....................................................  82,559  79,927  76,112
   Incremental common shares attributable to shares issuable under
     employee stock plans...............................................   7,166  12,011   9,096
                                                                         ------- ------- -------
   Denominator for diluted net income per share--weighted
     average shares.....................................................  89,725  91,938  85,208
                                                                         ======= ======= =======
   Basic net income per share:
       Net income before extraordinary item............................. $  0.21 $  0.81 $  0.44
       Extraordinary item--gain on early retirement of debt,
         net of taxes...................................................    0.20      --      --
                                                                         ------- ------- -------
       Net income....................................................... $  0.41 $  0.81 $  0.44
                                                                         ======= ======= =======
   Diluted net income per share:
       Net income before extraordinary item............................. $  0.20 $  0.70 $  0.39
       Extraordinary item--gain on early retirement of debt, net of
         taxes..........................................................    0.18      --      --
                                                                         ------- ------- -------
       Net income....................................................... $  0.38 $  0.70 $  0.39
                                                                         ======= ======= =======

   For the year ended December 31, 2001, options to purchase 5,990,000 shares of common stock with a weighted average price of $67.44 were considered anti-dilutive because the options' exercise price was greater than the average fair market value of the Company's common stock for the period then ended. For the year ended December 31, 2000, options to purchase 314,000 shares of common stock with a weighted average price of $107.37 were considered anti-dilutive. For the year ended December 31, 1999, options to purchase

                        MERCURY INTERACTIVE CORPORATION

504,000 shares common stock with a weighted average price of $38.50 were considered anti-dilutive. For the year ended December 31, 2001 and 2000, common stock reserved for issuance upon conversion of the outstanding convertible subordinated notes for 3,393,000 and 4,494,000 shares, respectively, were not included in diluted earnings per share because the conversion would be anti-dilutive.

  Segment reporting

   The Company complies with the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. During each of the three years ended December 31, 2001, 2000 and 1999, the Company's chief decision makers considered its business activities to be focused on the license of its products and related services to end user customers. Since management's primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in one segment. Information related to geographic segments is included in Note 10.

  Recent accounting pronouncements

   In May 2000, the EITF issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company's annual or interim financial statements for the periods beginning after December 15, 2001.

   In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues.

   In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22, Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The adoption of SFAS No. 141 did not have a significant impact on the Company's financial statements.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

   In 2002, SFAS No. 142, Goodwill and Other Intangible Assets became effective and as a result, the Company has ceased to amortize approximately $109.5 million of goodwill and $1.7 million of workforce and has reclassified the workforce to goodwill. The Company has recorded approximately $28.4 million of

                        MERCURY INTERACTIVE CORPORATION
amortization on these amounts during 2001 and would have recorded approximately $46.5 million of amortization during 2002. In lieu of amortization, the Company is required to perform a preliminary assessment of goodwill in 2002 and an annual impairment review thereafter and potentially more frequently if circumstances change. The Company completed the preliminary assessment during the first quarter of 2002 and did not record an impairment charge. The Company also ceased to amortize the deferred tax asset associated with the workforce of approximately $661,000. The Company had recorded approximately $169,000 of amortization during 2001 and would have recorded approximately $277,000 during 2002. In lieu of amortization, the Company is required to offset the deferred tax asset against the deferred tax liability. The Company expects to amortize approximately $2.6 million of purchased technology during the year ending December 31, 2002.

   The impairment review involves a two-step process as follows:

  . Step 1--the Company will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, the Company will move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

  . Step 2--the Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of SFAS No. 144 did not have an impact on the Company's financial position and results of operations.

                        MERCURY INTERACTIVE CORPORATION

NOTE 2--FINANCIAL STATEMENT COMPONENTS

                                                           December 31,
                                                        ------------------
                                                          2001      2000
                                                        --------  --------
                                                          (in thousands)
    Property and equipment, net:
       Land and buildings.............................. $ 51,994  $ 44,189
       Computers and equipment.........................   46,835    35,961
       Office furniture and equipment..................   10,524     8,422
       Leasehold improvements..........................    6,778     4,189
                                                        --------  --------
                                                         116,131    92,761
       Less: Accumulated depreciation and amortization.  (42,753)  (29,337)
                                                        --------  --------
                                                          73,378    63,424
       Construction in progress........................   19,997    19,471
                                                        --------  --------
                                                        $ 93,375  $ 82,895
                                                        ========  ========

   Depreciation and amortization expense of property and equipment for the three years ended December 31, 2001, 2000 and 1999 was $13.4 million, $8.7 million, and $5.4 million, respectively. For the years ended December 31, 2001, 2000, and 1999 there were no capital leases.

                                                                            December 31,
                                                                          -----------------
                                                                            2001     2000
                                                                          --------  -------
                                                                           (in thousands)
Goodwill and other intangible assets, net:
   Goodwill.............................................................. $137,365  $    --
   Purchased workforce...................................................    2,100       --
   Purchased technology..................................................    5,500       --
   Deferred tax asset associated with purchased workforce and technology.    3,002       --
                                                                          --------  -------
                                                                           147,967       --
   Less: Accumulated amortization........................................  (30,124)      --
                                                                          --------  -------
                                                                          $117,843  $    --
                                                                          ========  =======
Accrued liabilities:
   Payroll related and sales commissions................................. $ 26,006  $26,784
   Vacation and severance................................................   10,213    7,241
   Interest on convertible subordinated notes............................    8,965   11,743
   Other.................................................................   12,947   13,174
                                                                          --------  -------
                                                                          $ 58,131  $58,942
                                                                          ========  =======

                        MERCURY INTERACTIVE CORPORATION

                                                Year ended December 31,
                                              ---------------------------
                                                2001      2000     1999
                                              --------  --------  -------
                                                     (in thousands)
      Other income, net:
         Interest income..................... $ 36,424  $ 30,526  $ 6,480
         Interest expense....................  (23,559)  (11,775)      --
         Debt-issuance cost amortization.....   (2,085)   (1,044)      --
         Foreign exchange losses and other...     (712)     (245)    (454)
                                              --------  --------  -------
                                              $ 10,068  $ 17,462  $ 6,026
                                              ========  ========  =======
      Sales reserve:
         Balance at beginning of period...... $  8,229  $  5,533  $ 3,623
         Additions...........................    9,329    12,959    4,485
         Deductions..........................  (11,378)  (10,263)  (2,575)
                                              --------  --------  -------
                                              $  6,180  $  8,229  $ 5,533
                                              ========  ========  =======

NOTE 3--SUPPLEMENTAL CASH FLOW DISCLOSURES

   Supplemental cash flow disclosures for the year ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                                     Year ended December 31,
                                                                     -----------------------
                                                                       2001    2000    1999
                                                                     -------  ------- ------
                                                                         (in thousands)
Supplemental disclosure:
   Cash paid during the year for income taxes....................... $ 1,605  $ 2,008 $1,354
                                                                     =======  ======= ======
   Cash paid during the year for interest expense................... $23,618  $    -- $   --
                                                                     =======  ======= ======
Supplemental non-cash investing activities:
   Net assets assumed in conjunction with Freshwater acquisition.... $ 2,383  $    -- $   --
                                                                     =======  ======= ======
   Tax effect of workforce and purchased technology associated with
     Freshwater acquisition......................................... $ 3,002  $    -- $   --
                                                                     =======  ======= ======
   Issuance of common stock for vested options of Freshwater........ $   850  $    -- $   --
                                                                     =======  ======= ======
Supplemental non-cash financing activities:
   Tax benefit from exercise of stock options....................... $ 6,118  $12,805 $   --
                                                                     =======  ======= ======
   Issuance of common stock for notes receivable.................... $ 4,036  $ 4,752 $  347
                                                                     =======  ======= ======
   Elimination of debt offering costs in conjunction with debt
     retirement..................................................... $ 2,663  $    -- $   --
                                                                     =======  ======= ======

                        MERCURY INTERACTIVE CORPORATION

NOTE 4--RELATED PARTIES

Notes receivable from issuance of stock

   At December 31, 2001 and 2000, the Company held full-recourse notes receivable collateralized by stock from stockholders of the Company totaling $3.7 million and $7.5 million, respectively, for purchases of the Company's common stock. The notes bear interest at the market rate on the date of issuance specific to the employee. Accrued interest is due quarterly. The principal amount is due five years from the anniversary of the notes.

Employee Receivables

   At December 31, 2001 and 2000, the Company held full-recourse notes receivable collateralized by personal and/or real property with employees of the Company totaling $2.2 million and $1.1 million, respectively. The notes bear interest at the market rate on the date of issuance specific to the employee. The principal and accrued interest are due five years from the anniversary of the notes.

NOTE 5--LONG-TERM DEBT

   In July 2000, the Company issued $500.0 million in convertible subordinated notes. The notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The notes are subordinated in right of payment to all of the Company's future senior debt. The notes are convertible into shares of the Company's common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. The Company may redeem the notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by the Company in each redemption.

   In connection with the issuance of convertible subordinated notes, the Company incurred $14.6 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. During the fourth quarter of 2001, in conjunction with the retirement of the convertible subordinated notes the Company wrote-off $2.6 million of debt issuance costs. The remaining costs are being amortized using a straight-line method over the remaining term of the notes. Amortization expense related to the issuance costs was $2.1 million and $1.0 million in 2001 and 2000, respectively. As of December 31, 2001 and 2000, net debt issuance costs was $8.8 million and $13.5 million, respectively.

   In December 2001, the board of directors authorized a retirement program for the Company's convertible subordinated notes. Under the retirement program, the Company may reacquire up to $200.0 million in face value of the notes. In the fourth quarter of fiscal 2001, the Company paid $102.7 million, including accrued interest, to retire $122.5 million face value of the notes, which resulted in an extraordinary gain on the early retirement of debt of $19.8 million plus other related gains of $557,000 primarily related to the gain on sale of held-to-maturity investments, net of related taxes of $4.1 million. As of December 31, 2001, the notes had a remaining book value of $368.7 million.

                        MERCURY INTERACTIVE CORPORATION

NOTE 6--COMMITMENTS AND CONTINGENCIES

Lease commitments

   The Company leases facilities for sales offices in the US and foreign locations under non-cancelable operating leases that expire through 2008. Certain of these leases contain renewal options. The Company leases certain equipment under various leases with lease terms ranging from month-to-month up to one year. Future minimum payments under the facilities and equipment leases with non-cancelable terms in excess of one year are as follows as of December 31, 2001 (in thousands):

                                        Year Ending
                                        -----------
                             2002......   $ 7,550
                             2003......     5,800
                             2004......     2,766
                             2005......     1,225
                             2006......       436
                             Thereafter       281
                                          -------
                                Total..   $18,058
                                          =======

   Total rent expense under operating leases amounted to $6.2 million, $4.1 million and $2.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Contingencies

   From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position or results of operations of the Company.

NOTE 7--STOCKHOLDERS' EQUITY

1989 Plan

   In August 1989, the Company adopted a stock option plan (the "1989 Plan"). Options granted under the 1989 Plan are for periods not to exceed ten years. For holders of 10% or more of the total combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option term may not exceed 5 years. Incentive stock option grants under the 1989 Plan must be at exercise prices not less than 100% of the fair market value and non-statutory stock option grants under the 1989 Plan must be at exercise prices not less than 85% of the fair market value of the stock on the date of grant. Options are immediately exercisable but all shares purchased upon exercise of options are subject to repurchase by the Company until vested. Options generally vest over a period of four years. Options are no longer granted under this plan.

1994 Director Plan

   On August 3, 1994, the board of directors adopted the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Company reserved 2,000,000 shares of Common Stock for issuance upon exercise of stock options to be granted during the ten year term of the Directors' Plan. Only outside directors may be granted options under

                        MERCURY INTERACTIVE CORPORATION
the Directors' Plan. The Plan provided for an initial option grant of 25,000 shares to the Company's outside directors as of August 3, 1994 or upon initial election to the board of directors after August 3, 1994. In addition, the plan provided for automatic annual grants of 5,000 shares upon re-election of the individual to the board of directors. In August 1998, the stockholders agreed to amend the Directors' Plan to increase the number of shares granted to 50,000 shares as an initial grant to new non-employee directors, 10,000 shares as the annual grant to continuing non-employee directors of the Company, and to provide for a one-time grant of 100,000 shares to the non-employee directors of the Company who were serving as directors of the Company as of August 14, 1998. The option term is ten years, and options are exercisable while such person remains a director. The exercise price is not less than 100% of fair market value on the date of grant. The initial option grants and the one-time grants vest 20% annually for each director on the date of each Annual Meeting of Stockholders of the Company after the date of grant of such option. The annual option grants shall vest in full on the fifth anniversary following each individual's re-election to the board of directors.

1996 Supplemental Plan

   In May 1996, the Company adopted a stock option plan solely for grants to employees of its subsidiaries located outside the US (the "Supplemental Plan"). The provisions of the Supplemental Plan regarding option term, grant price, exercise price, and vesting period is identical to those of the 1989 Plan. Options are no longer granted under this plan.

1999 Plan

   In August 1998, the stockholders adopted the 1999 Stock Option Plan (the "1999 Plan") to replace the 1989 Plan, effective on the expiration of the term of such plan in August 1999. The Company reserved 900,000 shares of common stock for issuance upon exercise of stock options to be granted under this plan. The provisions of the 1999 Plan regarding option term, grant price, exercise price, and vesting period are identical to those of the 1989 Plan except that all options granted under the 1999 Plan must be at exercise prices not less than 100% of the fair market value. In December 1999, the stockholders approved an automatic increase in the aggregate number of shares reserved for issuance under the 1999 Plan of 4% of the common stock and equivalents outstanding as of January 1 of each year starting in 2000 and ending in 2003. In 2002, 2001, and 2000, the 1999 Plan shares reserved were automatically increased by 3,995,750 shares, 3,879,728 shares and 7,301,500 shares, respectively.

2000 Plan

   In July 2000, the Company adopted the 2000 Supplemental Stock Option Plan (the "2000 Plan") which allows for options to be granted to any employee of the Company who is not a US citizen or resident and who is not an executive officer or director of the Company. The Company reserved 2,000,000 shares of common stock for issuance upon exercise of stock options to be granted under the 2000 Plan. In February 2001, the Board approved the reservation of an additional 4,000,000 shares. In November 2000, the Board amended and restated the 2000 Plan to better address tax issues of the Company and its employees in countries other than the US . The provisions of the 2000 Plan regarding option term, grant price and exercise price are identical to those of the 1999 Plan except that all the term of options granted in certain European countries may be different and the 2000 Plan provides for the grant of stock purchase rights.

1997 Freshwater Plan

   In May 2001, in conjunction with the acquisition of Freshwater Software, Inc. the Company assumed the 1997 Freshwater Stock Option Plan ("1997 Freshwater Plan"). The provisions of the 1997 Freshwater Plan regarding option term, grant price, exercise price, and vesting period are identical to those of the 1999 Plan. Freshwater vested and unvested options were converted to the Company's shares at a conversation ratio of 0.1326. Options are no longer granted under this plan.

                        MERCURY INTERACTIVE CORPORATION

   The following table presents the combined activity of all the Company's option plans for the years ended December 31, 2001, 2000 and 1999 (shares in thousands):

                                                       Options outstanding
                                                     ------------------------
                                            Options               Weighted
                                           available Number of    average
                                           for grant  Shares   exercise price
                                           --------- --------- --------------
  Balance outstanding at December 31, 1998   1,208    12,282       $ 4.63
  Additional shares authorized............   7,857        --           --
  Options granted.........................  (4,931)    4,931        16.02
  Options canceled........................     945      (945)        6.38
  Options exercised.......................      --    (3,752)        4.50
                                            ------    ------
  Balance outstanding at December 31, 1999   5,079    12,516         9.02
  Additional shares authorized............   5,637        --           --
  Options granted.........................  (8,345)    8,345        55.44
  Options canceled........................     256      (652)       25.61
  Options exercised.......................      --    (2,814)        7.78
                                            ------    ------       ------
  Balance outstanding at December 31, 2000   2,627    17,395        30.92
  Additional shares authorized............   7,880        --           --
  Options granted.........................  (5,593)    5,593        40.05
  Options canceled........................     981    (1,069)       45.49
  Options exercised.......................      --    (2,328)        8.68
                                            ------    ------       ------
  Balance outstanding at December 31, 2001   5,895    19,591       $35.32
                                            ======    ======       ======

   The following table presents weighted average price and remaining contractual life information about significant option groups outstanding under the above plans at December 31, 2001 (shares in thousands):

                                 Options outstanding                      Options exercisable
                ----------------------------------------------------- ----------------------------
                                Weighted average
Range of          Number           Remaining         Weighted average   Number    Weighted average
Exercise prices outstanding Contractual life (years)  exercise price  Exercisable  exercise price
--------------- ----------- ------------------------ ---------------- ----------- ----------------
$ 0.08 -- 12.03    5,836              6.25                $ 7.88         4,332         $ 7.07
$15.50 -- 40.72    7,556              8.60                $32.62         2,131         $35.62
$41.34 -- 65.20    5,727              8.81                $61.71         1,196         $61.67
$67.88 --125.44      472              8.60                $97.83           148         $99.21
                  ------                                                 -----
                  19,591              7.96                $35.32         7,807         $24.98
                  ======                                                 =====

Employee Stock Purchase Plan

   In August 1998, the stockholders adopted the 1998 Employee Stock Purchase Plan (the "1998 ESPP") and the reserved 1,300,000 shares for issuance thereunder. In May 2000, the stockholders approved the reservation of an additional 500,000 shares of common stock for issuance under the 1998 ESPP. Under the 1998 ESPP, employees are granted the right to purchase shares of common stock at a price per share that is the lesser of (i) 85% of the fair market value of the shares at the participant's entry date into the offering period, or (ii) 85% of the fair market value of the shares at the end of the offering period. In August 2001, the board of directors changed the offering period from six months to two years. During 2001, 2000 and 1999, 176,000, 189,000 and 345,000 shares, respectively, were purchased under the 1998 ESPP at an average purchase price of $44.33, $86.43 and $21.46, respectively.

                        MERCURY INTERACTIVE CORPORATION

Employee Benefit Plan

   The Company has a qualified 401(k) plan available to eligible employees. Participants may contribute up to 15% of their annual compensation to the plan, limited to a maximum annual amount set by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of $1,000 per year per person. Matching contributions vest according to the number of years of employee service. The Company contributed $568,000 and $415,000 to the 401(k) plan during 2001 and 2000, respectively. The Company did not contribute to the 401(k) plan during 1999.

Stock Repurchase Program

   During the third quarter of 2001, the board of directors authorized the repurchase of 783,500 shares of the Company's common stock in the open market, subject to normal trading restrictions, at an average price of $20.40. At December 31, 2001 the Company had treasury stock at cost of $16.1 million.

Amortization of Unearned Stock-Based Compensation

   During the second quarter of 2001, in connection with the acquisition of Freshwater Software, Inc., the Company recorded unearned stock-based compensation totaling $10.4 million associated with approximately 140,000 unvested stock options assumed. The options assumed were valued using the fair market value of the Company's stock on the date of acquisition, which was $72.21. The Company reduced unearned stock-based compensation by $4.0 million due to the termination of certain employees in conjunction with the third quarter restructuring. The Company also recorded unearned stock-based compensation of $341,000 in conjunction with the third quarter restructuring. The options were valued using the fair market value of the Company's stock on the date of accelerated vesting, which was a weighted average of $32.92. Amortization of unearned stock-based compensation for the year ended December 31, 2001 was $2.0 million. The Company expects to amortize approximately $600,000 per quarter through the second half of 2005 which is over the remaining vesting periods of the related options.

Pro Forma Disclosure

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options and stock purchase plans under the fair value method of that statement.

   The fair value of options and shares issued pursuant to the option plans and the ESPPs at the grant date were estimated using the Black-Scholes model with the following weighted average assumptions:

                                    Option plans          ESPP
          -                       ----------------  ----------------
                                  2001  2000  1999  2001  2000  1999
                                  ----  ----  ----  ----  ----  ----
          Expected life (years).. 4.00  4.00  4.00  0.50  0.50  0.50
          Risk-free interest rate 4.60% 6.26% 5.01% 4.60% 6.49% 5.01%
          Volatility.............   92%   88%   83%   92%   88%   83%
          Dividend yield......... None  None  None  None  None  None

   The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates trended into future years. Because the Company's

                        MERCURY INTERACTIVE CORPORATION
employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options. Based upon the above assumptions, the weighted average fair valuation per share of options granted under the option plans during the years ended December 31, 2001, 2000 and 1999 was $27.03, $37.02, and $10.12, respectively.

   Pursuant to the requirements of SFAS No. 123, the following are pro forma net income (loss) and net income (loss) per share for 2001, 2000, and 1999, as if the compensation costs for the option plans and the ESPPs had been determined based on the fair value at the grant date for grants in 2001, 2000, and 1999, consistent with the provisions of SFAS 123:

                                                  2001     2000   1999
                                                --------  ------ -------
        Pro forma net income (loss) (in
          thousands)........................... $(89,914) $1,097 $13,895
        Pro forma net income (loss) per share
          (basic)..............................    (1.09)   0.01    0.18
        Pro forma net income (loss) per share
          (diluted)............................    (1.00)   0.01    0.16

   The effects of applying SFAS No.123 on pro forma disclosures of net income and earnings per share for the fiscal years ended 2001, 2000 and 1999 are not likely to be representative of the pro forma effects on net income and earnings per share in the future years for the following reasons: 1) the number of future shares to be issued under these plans are not known and 2) the assumptions used to determine the fair value can vary significantly.

NOTE 8--RESTRUCTURING, INTEGRATION AND OTHER RELATED CHARGES

   During the third quarter of 2001, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded restructuring and other charges of $4.4 million, consisting of $2.9 million for employee reductions, $1.1 million for the cancellation of a marketing event, and $400,000 for professional services and consolidation of facilities. Employee reductions consisted of a reduction in force of approximately 140 employees, or 8% of the Company's worldwide workforce. Total cash outlays associated with the restructuring are expected to be $4.2 million. The remaining $0.2 million of costs consists of non-cash charges for asset write-offs. During the year ended December 31, 2001, cash paid was $3.4 million. The majority of the remaining cash outlays of $770,000, which include severance costs and fees associated with the cancellation of a marketing event, occurred during the first quarter of 2002.

   During the second quarter of 2001, in conjunction with the acquisition of Freshwater Software, Inc., the Company recorded a charge for certain nonrecurring restructuring and integration costs of $946,000. The charge included costs for consolidation of facilities, employee severance, and fixed asset write-offs. The Company expects the remaining costs of $113,000 associated with the charge to be paid during the first half of 2002.

                        MERCURY INTERACTIVE CORPORATION

NOTE 9--INCOME TAXES

   The provision for income taxes consisted of (in thousands):

                                                   Year Ended December 31,
                                                  ------------------------
                                                   2001    2000     1999
                                                  ------- -------  -------
     Federal:
        Current.................................. $ 5,436 $ 8,388  $ 5,375
        Deferred.................................   1,519  (1,708)  (2,681)
                                                  ------- -------  -------
                                                    6,955   6,680    2,694
                                                  ------- -------  -------
     State:
        Current..................................   2,232   2,362      931
        Deferred.................................     225    (452)    (121)
                                                  ------- -------  -------
                                                    2,457   1,910      810
                                                  ------- -------  -------
     Foreign:
        Current..................................   7,170   7,765    5,365
        Deferred.................................      --    (180)      --
                                                  ------- -------  -------
                                                    7,170   7,585    5,365
                                                  ------- -------  -------
            Total provision for income taxes..... $16,582 $16,175  $ 8,869
                                                  ======= =======  =======

   Income before provision for income taxes consisted of (in thousands):

                                                Year Ended December 31,
                                                ------------------------
                                                 2001     2000    1999
                                                -------  ------- -------
        Domestic............................... $(4,310) $22,655 $ 9,357
        Foreign................................  55,046   58,220  32,656
                                                -------  ------- -------
                                                $50,736  $80,875 $42,013
                                                =======  ======= =======

   The extraordinary gain of $20.4 million related to the early retirement of debt has been recorded on the income statement net of $4.1 million of income taxes. This tax expense is the difference between provision for income taxes included in the statement of operations and the footnote.

   The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

                                                      December 31,
      -                                       ---------------------------
                                                2001      2000     1999
                                              --------  --------  -------
      Provision at federal statutory rate.... $ 17,776  $ 28,306  $14,705
      State tax, net of federal tax benefit..    1,689     1,146      527
      Foreign rate differentials.............  (11,149)  (14,173)  (8,234)
      Reversal of valuation allowance........   (1,705)       --       --
      Non-utilized net operating losses and
        credits..............................       --       522    3,625
      Tax-exempt interest....................   (2,012)     (992)    (640)
      Non-deductible goodwill................   10,002        --       --
      Other..................................    1,981     1,366   (1,114)
                                              --------  --------  -------
                                              $ 16,582  $ 16,175  $ 8,869
                                              ========  ========  =======

                        MERCURY INTERACTIVE CORPORATION

   US income taxes and foreign withholding taxes were not provided for on a cumulative total of $166.0 million of undistributed earnings for certain non-US subsidiaries. The Company intends to invest these earnings indefinitely in operations outside the US. The components of the deferred tax assets (liabilities) follow (in thousands):

                                                    December 31,
                                                  ----------------
                                                   2001     2000
                                                  -------  -------
            Deferred Tax Assets:
               Reserves and Accruals............. $ 2,978  $ 5,406
               Depreciation and Amortization.....   2,259    1,576
               Net operating loss carryforwards..      --    1,705
                                                  -------  -------
               Gross Deferred Tax Assets.........   5,237    8,687
               Valuation Allowance...............      --   (1,705)
                                                  -------  -------
                   Total Deferred Tax Assets.....   5,237    6,982
            Deferred Tax Liabilities:
               Intangible assets.................  (2,425)      --
                                                  -------  -------
                   Total......................... $ 2,812  $ 6,982
                                                  =======  =======

   At December 31, 2001, the Company reversed its valuation allowance originating from net operating losses of foreign jurisdictions on certain of its deferred tax assets. The Company reversed the valuation allowance because it believes it is more likely than not that all deferred tax assets will be realized in the foreseeable future.

   As of December 31, 2001 and 2000, the Company's US net operating loss carryforwards for income tax purposes were approximately $134.0 million and $121.0 million, respectively. If not utilized, the federal net operating loss carryforwards will expire in various years through 2021, and the state net operating loss carryforwards will expire in various years through 2011. The net operating losses are primarily attributable to stock option compensation deductions. Accordingly, the tax benefit realized upon utilization of the net operating loss carryforwards will be credited directly to equity.

   The Company's income taxes payable for federal, state, and foreign purposes have been reduced, and the deferred tax liabilities increased, by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. These benefits were credited directly to shareholders' equity.

   The earnings from foreign operations in Israel are subject to a lower tax rate pursuant to "Approved Enterprise" incentives effective through 2012. The incentives provide for certain tax relief if certain conditions are met. The Company believes it continued to be in compliance with these conditions at December 31, 2001.

NOTE 10--GEOGRAPHIC REPORTING

   The Company has three reportable operating segments: the Americas; Europe, the Middle East and Africa (EMEA); and Asia Pacific (APAC). These segments are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated performance management solutions. The Company's chief decision makers evaluate operating segment performance based primarily on net revenues and certain operating expenses.

                        MERCURY INTERACTIVE CORPORATION

   Financial information for the Company's operating segments is as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                           Year ended December 31,
                                          --------------------------
                                            2001     2000     1999
                                          -------- -------- --------
                                                (in thousands)
            Net revenue to third parties:
               Americas.................. $233,900 $208,200 $123,900
               EMEA......................  104,684   78,421   52,800
               APAC......................   22,416   20,379   11,000
                                          -------- -------- --------
                   Consolidated.......... $361,000 $307,000 $187,700
                                          ======== ======== ========

                                              December 31,
                                            -----------------
                                              2001     2000
                                            -------- --------
                                             (in thousands)
                   Identifiable assets:
                      Americas............. $712,427 $808,583
                      EMEA.................  204,017  170,881
                      APAC.................   11,181   10,111
                                            -------- --------
                          Consolidated..... $927,625 $976,375
                                            ======== ========

   International sales represented 35% of our total revenues in 2001, 32% in 2000, and 34% in 1999. The subsidiary located in the United Kingdom accounted for 12%, 10% and 12% of the consolidated net revenue to unaffiliated customers for the years ended December 31, 2001, 2000 and 1999, respectively. Operations located in Israel accounted for 17% and 13% of the consolidated identifiable assets at December 31, 2001 and 2000, respectively.

NOTE 11--ACQUISITIONS

   In May 2001, the Company acquired all of the outstanding securities of Freshwater Software, Inc. ("Freshwater"), a provider of eBusiness monitoring and management solutions. The Company acquired Freshwater for cash consideration of $146.1 million. The purchase price included $849,000 for the fair value of approximately 13,000 assumed Freshwater vested stock options, as well as direct acquisition costs of $529,000. The fair value of options assumed were estimated using the Black-Scholes model with the following assumptions: fair value of $74.21; expected life (years) of four; risk-free interest rate of 4.41%; volatility of 92%; and dividend yield of zero percent. The allocation of the purchase price resulted in an excess of purchase price over net tangible assets acquired of $148.1 million. This was allocated, based on a third party valuation, $2.1 million to workforce, $5.5 million to purchased technology and $140.5 million to goodwill, including $3.0 million of goodwill for deferred tax assets associated with the workforce and purchased technology. During 2001, the goodwill and other intangible assets were amortized on a straight-line basis over 3 years. Amortization expense for the year ended December 31, 2001 was $30.1 million. We expect to amortize approximately $2.6 million of purchased technology during the year ending December 31, 2002. See Note 1 "Recent accounting pronouncement" which discusses the implementation of SFAS No. 142.

   The transaction was accounted for as a purchase and, accordingly, the operating results of Freshwater have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. If the purchase had occurred at the beginning of each period, net revenues attributable to the Company and Freshwater would have been $367.3 million in 2001, $315.8 million in 2000 and $191.5 million in

                        MERCURY INTERACTIVE CORPORATION

1999; net income (loss) would have been $4.4 million in 2001, $21.6 million in 2000 and $(26.9) million in 1999; and earnings (loss) per share would have been $0.05 in 2001, $0.24 in 2000 and $(0.32) in 1999.

   On November 30, 1999, the Company acquired Conduct Ltd. Under terms of the agreement, 408,000 shares of the Company's common stock was issued in exchange for all issued and outstanding convertible preferred and common shares of Conduct, and assumption of all outstanding Conduct stock options, warrants and other securities. The transaction was accounted for as a pooling of interests in the year ended December 31, 1999; therefore, all prior periods presented have been restated to include Conduct in operations since its inception.

NOTE 12--SUBSEQUENT EVENTS

   In January 2002, the Company entered into an interest rate swap with respect to $300.0 million of its 4.75% Convertible Subordinated Notes. The January interest rate swap is designated as an effective hedge of the fair value of the Company's $300.0 million of 4.75% Convertible Subordinated Notes (the "Notes"). The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month London Interbank Offered Rate ("the LIBOR rate") plus 86 basis points. The gain or loss from changes in the fair value of the swap is expected to entirely offset the loss or gain from changes in the fair value of the Notes throughout the life of the Notes. The swap creates a market exposure to changes in the LIBOR rate. Under the terms of the swap, the Company the was required to provide initial collateral in the form of cash or cash equivalents to Goldman Sachs Capital Markets, L.P. ("GSCM")in the amount of $6.0 million as continuing security for the Company's obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. The Company will account for the initial collateral and any additional collateral as restricted cash on the Company's balance sheet. As of March 12, 2002, the Company was required to provide additional collateral of $6.0 million therefore the Company's total restricted cash as of such date was $12.0 million.

   In February 2002, the Company entered into a second interest rate swap with GSCM that does not qualify for hedge accounting treatment under SFAS 133 and therefore is marked-to-market through other income each quarter. The life of this swap is through July 1, 2007, the same date as the first swap and the original maturity date of the Notes. The swap entitles us to receive approximately $608,000 from GSCM semi-annually during the life of the swap, subject to the following conditions:

  . If the price of the Company's common stock exceeds the original conversion or redemption price of the Notes, the Company will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the Notes. The Company would no longer receive the $608,000 payment semi-annually.

  . If the Company calls the Notes at a premium (in whole or in part), or if any of the holders of the Notes elect to convert the Notes (in whole or in part), the Company will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted Notes. However, the Company would continue to receive the $608,000 from GSCM semi-annually provided that the price of the Company's common stock during the life of the swap never exceeds the original conversion or redemption price of the Notes.

   The Company is exposed to credit exposure with respect to GSCM as counterparty under both swaps. However, the Company believes that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under both swaps are guaranteed by the Goldman Sachs Group L.P.

   Through February 28, 2002, the Company has repurchased an additional $29.8 million in face value of the convertible subordinated notes for $24.9 million including accrued interest.

                      UNAUDITED QUARTERLY FINANCIAL DATA

                                                                   Quarter ended
                                    ---------------------------------------------------------------------------
                                    Dec. 31, Sept. 30, June 30, March 31, Dec. 31, Sept. 30, June 30, March 31,
                                      2001     2001      2001     2001      2000     2000      2000     2000
                                    -------- --------- -------- --------- -------- --------- -------- ---------
                                                     (in thousands, except per share amounts)
Total revenue...................... $90,300   $84,000  $96,000   $90,700  $97,500   $79,500  $69,600   $60,400
                                    =======   =======  =======   =======  =======   =======  =======   =======
Net income (loss).................. $15,779   $(7,105) $ 9,331   $16,149  $25,806   $16,676  $12,427   $ 9,791
                                    =======   =======  =======   =======  =======   =======  =======   =======
Basic net income per share......... $  0.19   $ (0.09) $  0.11   $  0.20  $  0.32   $  0.21  $  0.16   $  0.12
                                    =======   =======  =======   =======  =======   =======  =======   =======
Diluted net income per share:
    Diluted net income per share... $  0.18   $ (0.09) $  0.10   $  0.18  $  0.28   $  0.18  $  0.14   $  0.11
                                    =======   =======  =======   =======  =======   =======  =======   =======
    Weighted average common
     shares (basic)................  82,765    83,266   82,809    81,408   80,996    80,263   79,507    78,943
                                    =======   =======  =======   =======  =======   =======  =======   =======
    Weighted average common
     shares (diluted)..............  87,722    83,266   91,222    90,941   92,728    92,533   91,282    91,208
                                    =======   =======  =======   =======  =======   =======  =======   =======