Form 10-Q
period 2002-03-31
MERCURY INTERACTIVE CORPORATION
filed 2002-05-14
CIK 867058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO                          .

Commission File Number : 0-22350

MERCURY INTERACTIVE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0224776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1325 Borregas Avenue, Sunnyvale, California 94089
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 822-5200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

The number of shares of Registrant’s Common Stock outstanding as of April 30, 2002 was 83,686,583.

MERCURY INTERACTIVE CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$230,855	$248,297
Short-term investments	196,778	179,484
Trade accounts receivable, net	53,951	66,529
Prepaid expenses and other assets	33,062	30,945

Total current assets	514,646	525,255
Long-term investments	158,748	161,091
Property and equipment, net	91,706	93,375
Investments in non-consolidated companies	19,343	18,944
Debt issuance costs, net	7,921	8,828
Goodwill and other intangible assets, net	116,543	117,843
Restricted cash	13,659	—
Other assets	1,847	2,289

Total assets	$924,413	$927,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,999	$12,420
Accrued liabilities	52,036	58,131
Income taxes payable	35,704	32,630
Deferred revenue	97,098	92,619

Total current liabilities	195,837	195,800
Convertible subordinated notes	347,680	377,480

Total liabilities	543,517	573,280

Stockholders’ equity:
Common stock	167	166
Capital in excess of par value	242,447	232,750
Treasury stock	(16,082)	(16,082)
Notes receivable from issuance of stock	(12,054)	(11,164)
Unearned stock-based compensation	(2,993)	(4,795)
Accumulated other comprehensive loss	(1,484)	(2,265)
Retained earnings	170,895	155,735

Total stockholders’ equity	380,896	354,345

Total liabilities and stockholders’ equity	$924,413	$927,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2002	2001
Revenue:
License fees	$44,721	$54,907
Subscription fees	11,279	6,293
Service fees	34,500	29,500

Total revenue	90,500	90,700

Costs and expenses:
Cost of revenue	13,264	13,756
Marketing and selling (excluding stock-based compensation of $216 and $0, respectively)	47,710	47,716
Research and development (excluding stock-based compensation of $131 and $0, respectively)	9,528	9,309
General and administrative (excluding stock-based compensation of $17 and $0, respectively)	6,461	5,017
Amortization of unearned stock-based compensation	364	—
Restructuring, integration and other related charges	(537)	—
Amortization of intangible assets	639	—

Total costs and expenses	77,429	75,798

Income from operations	13,071	14,902
Other income, net	1,557	5,284

Income before provision for income taxes	14,628	20,186
Provision for income taxes	2,440	4,037

Net income before extraordinary item	12,188	16,149
Extraordinary item—gain on early retirement of debt, net of taxes	2,972	—

Net income	$15,160	$16,149

Basic net income per share:
Net income before extraordinary item	$0.15	$0.20
Extraordinary item—gain on early retirement of debt, net of taxes	0.03	—

Net income	$0.18	$0.20

Diluted net income per share:
Net income before extraordinary item	$0.14	$0.18
Extraordinary item—gain on early retirement of debt, net of taxes	0.03	—

Net income	$0.17	$0.18

Weighted average common shares (basic)	83,223	81,408

Weighted average common shares and equivalents (diluted)	89,409	90,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$15,160	$16,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,815	2,837
Sales return reserve	1,216	934
Amortization of intangible assets	639	—
Amortization of stock-based compensation	364	—
Gain on early retirement of debt	(4,573)	—
Loss on non-consoldiated companies	411	—
Changes in assets and liabilities:
Trade accounts receivable	11,191	5,252
Prepaid expenses and other assets	(1,754)	225
Accounts payable	(1,355)	(1,163)
Accrued liabilities	(5,997)	(15,948)
Income taxes payable	3,811	3,072
Deferred revenue	4,587	4,429

Net cash provided by operating activities	27,515	15,787

Cash flows from investing activities:
Maturity of investments	56,149	399,646
Purchases of investments	(71,100)	(334,739)
Purchases of investments in non-consolidated companies	750	(5,000)
Acquisition of property and equipment, net	(1,760)	(6,379)

Net cash provided by (used in) investing activities	(17,461)	53,528

Cash flows from financing activities:
Issuance of common stock, net of related notes receivable	10,246	10,221
Increase in restricted cash	(13,659)	—
Retirement of convertible subordinated notes	(24,723)	—

Net cash provided by (used in) financing activities	(28,136)	10,221

Effect of exchange rate changes on cash	640	428

Net increase (decrease) in cash and cash equivalents	(17,442)	79,964
Cash and cash equivalents at beginning of period	248,297	226,387

Cash and cash equivalents at end of period	$230,855	$306,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in our opinion are necessary to fairly state our consolidated financial position, the results of operations, and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31 2001, included in the 2001 Form 10-K. The condensed consolidated statements of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the entire fiscal year ended December 31, 2002.

Investments in non-consolidated companies

We make venture capital investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We monitor our investments for impairment and will record reductions in carrying values if and when necessary. This policy includes, but is not limited to, reviewing each of the companies’ cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as US public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve and the related write-down is recorded as an investment loss on our consolidated statements of income. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. During the first quarter of 2002, we recorded a loss in other income, net of $411,000 on one of our investments in an early stage private company.

Intangible assets

Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. We amortize intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives on our identifiable intangibles is three to seven years. We assess the impairment of identifiable intangibles, goodwill and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) SFAS 121. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

In 2002, SFAS No. 142, Goodwill and Other Intangible Assets became effective and as a result, we have ceased to amortize approximately $109.4 million of goodwill and have reclassified $1.7 million of workforce to goodwill. We had recorded approximately $30.1 million of amortization on these amounts during 2001. We also ceased to amortize the deferred tax asset associated with the workforce of approximately $661,000. We had recorded approximately $169,000 of amortization during 2001. In lieu of amortization, we offset the deferred tax asset against the deferred tax liability. We were also required to perform a preliminary assessment of goodwill and an annual impairment review thereafter and potentially more frequently if circumstances change. We completed the preliminary assessment during the first quarter of 2002 and did not record an impairment charge.

The impairment review involved a two-step process as follows:

•
Step 1—We compared the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we moved on to step 2. If a unit’s fair value exceeds the carrying value, no further work was performed and no impairment charge was necessary.

•
Step 2—We performed an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derived an implied fair value for the reporting unit’s goodwill. We then compared the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill was greater than the implied fair value of its goodwill, an impairment loss was recognized for the excess.

The changes in the carrying amount of the goodwill and other intangible assets are as follows (in thousands):

	March 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill and other intangible assets:
Purchased technology	$5,500	$1,577	$5,500	$1,119
Workforce	—	—	2,100	427
Deferred tax asset—technology	2,173	623	2,173	442
Deferred tax asset—workforce	—	—	830	169

Total intangible asset	7,673	2,200	10,603	2,157

Goodwill	139,634	28,564	137,365	27,968

Total	$147,307	$30,764	$147,968	$30,125

The aggregate amortization expense of intangible assets was $639,000 for the first quarter of 2002. The estimated total amortization expense of intangible assets is $2.6 million for 2002, $2.6 million for 2003 and $996,000 for 2004.

The changes in the carrying amount of goodwill is as follows (in thousands):

March 31, 2002
Balance at December 31, 2001	$109,397
Workforce	2,100
Accumulated amortization—workforce	(427)

Balance at March 31, 2002	$110,070

Since the goodwill was not acquired until the second quarter of 2001 neither the net income nor basic and diluted net income per share for the first quarter of 2001 was impacted by the change in accounting policy.

In 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have an impact on our financial position and results of operations.

Derivative Financial Instruments

We enter into derivative financial instrument contracts to hedge certain foreign exchange and interest rate exposures and have adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Our forward foreign exchange contracts qualify under SFAS No. 133 as foreign-currency hedges. Our interest rate swap that qualifies under SFAS No. 133 as a fair-value hedge is accounted for using the shortcut method. Our interest rate swap that does not qualify under SFAS No. 133 as a fair-value hedge is accordingly marked-to-market through other income each quarter. See Note 9 for a full description of our hedging activities and related accounting policies.

Revenue Recognition

We derive our revenue from primarily three sources (i) license fees, (ii) subscription fees and (iii) service fees. We apply the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions to all transactions involving the sale of software products. In addition, we apply the provisions of Emerging Issues Task Force Issue No. 00-03 Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware to our hosted software transactions.

License revenue comes from fees from the use of our products licensed under perpetual or multiple year arrangements (generally three years or longer) in which the license fee is separately determinable from maintenance, professional services or managed services components of the sales arrangement. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable based on the payment terms associated with the transaction and whether or not collection is probable. If a significant portion of a fee is due after our normal payment terms, which are 30 to 60 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. For all sales, except those completed over the Internet, we use either a customer order document or signed license or service agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement.

Subscription revenue comes from fees from the use of our products or provision of managed services which are licensed under short, fixed-term arrangements (generally two years or less) for which, due to the short-term nature of the arrangement, the separate values of the respective elements of the arrangements (e.g., maintenance) are not objectively determinable. Customers do not pay any set up fee. Generally, all elements of subscription fee arrangements are recognized as revenue ratably over the term of the period of the subscription contract.

Service revenue comes from fees from product maintenance and professional services arrangements which are determinable based on vendor specific evidence of value. Maintenance fee arrangements include ongoing customer support and rights to product updates. Payments for maintenance are generally made in advance and are nonrefundable. They are recognized as revenue ratably over the period of the maintenance contract. Professional services include product training and consulting services. They are recognized as revenue as the services are provided.

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

In accordance with the provisions of Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, we record barter transactions at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. To date, revenues from barter transactions have been insignificant and represent less than 1% of net revenues.

In the first quarter of 2002, we adopted EITF Issue No. 00-14, Accounting for Certain Sales Incentives, EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, EITF Issue No. 00-22, Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future and EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products which all address certain aspects of sales incentives. The adoption of these EITF’s did not have a material impact on our financial statements.

Cost of revenue

Cost of revenue includes direct cost to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation and production personnel; costs associated with our managed services business, including personnel related costs, fees to providers of internet bandwidth and related infrastructure and depreciation expense of managed services equipment; and costs of providing product technical support and training and consulting, largely consisting of personnel costs and related expenses.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation, namely the presentation and classification of license, subscription and service fee revenue, and costs and expenses.

NOTE 2—NET INCOME PER SHARE

Earnings per share is calculated in accordance with the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, using the treasury stock method. For the three months ended March 31, 2002 and 2001, dilutive potential common shares outstanding reflects shares issuable under our stock option plans.

The following table summarizes our earnings per share computations for the three months ended March 31, 2002 and 2001 (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2001
Numerator:
Net income before extraordinary item	$12,188	$16,149
Extraordinary item—gain on early retirement of debt, net of taxes	2,972	—

Net income	$15,160	$16,149

Denominator:
Denominator for basic net income per share-weighted average shares	83,223	81,408
Incremental common shares attributable to shares issuable under employee stock plans	6,186	9,533

Denominator for diluted net income per share-weighted average shares	89,409	90,941

Basic net income per share:
Net income before extraordinary item	$0.15	$0.20
Extraordinary item—gain on early retirement of debt, net of taxes	0.03	—

Net income	$0.18	$0.20

Diluted net income per share:
Net income before extraordinary item	$0.14	$0.18
Extraordinary item—gain on early retirement of debt, net of taxes	0.03	—

Net income	$0.17	$0.18

As of March 31, 2002, options to purchase approximately 9,602,000 shares of common stock with a weighted average price of $55.35 were considered anti-dilutive because the options’ exercise price was greater than the average fair market value of our common stock for the period then ended. As of March 31, 2001, options to purchase approximately 552,000 shares of common stock with a weighted average price of $97.66 were considered anti-dilutive. As of March 31, 2002 and 2001, common stock reserved for issuance upon conversion of the outstanding convertible subordinated notes for approximately 3,125,000 and 4,494,000 shares, respectively, were not included in diluted earnings per share because the conversion would be anti-dilutive.

NOTE 3—RESTRUCTURING AND RELATED CHARGES

During the third quarter of 2001, in connection with management’s plan to reduce costs and improve operating efficiencies, we recorded restructuring charges of $4.4 million, consisting of $2.9 million for headcount reductions, $1.1 million for the cancellation of a marketing event, and $400,000 for professional services and consolidation of facilities. Employee reductions consisted of a reduction in force of approximately 140 employees, or approximately 8% of our worldwide workforce. Total cash outlays associated with the restructuring were originally expected to be $4.2 million, of which $3.4 million of cash was paid through December 31, 2001. During the first quarter of 2002, we reversed $537,000 of the cash restructuring charges associated with the cancellation of the marketing event because we were able to use the deposit for another event. The remaining $233,000 of cash restructuring charges were paid during the first quarter of 2002. The remaining $200,000 of restructuring costs consists of non-cash charges for asset write-offs.

During the second quarter of 2001, in conjunction with the acquisition of Freshwater Software, Inc. (“Freshwater”), we also recorded a charge for certain non-recurring restructuring and integration costs of $946,000. The charge included costs for consolidation of facilities, employee severance, and fixed asset write-offs. We expect the remaining costs of $52,000 associated with the charge to be paid during the second quarter of 2002.

NOTE 4—LONG-TERM DEBT

In July 2000, we issued $500.0 million in convertible subordinated notes. The notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The notes are subordinated in right of payment to all of our future senior debt. The notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem the notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by us in each redemption.

In connection with the issuance of convertible subordinated notes, we incurred $14.6 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. During the first quarter of 2002 and the fourth quarter of 2001, in conjunction with the retirement of the convertible subordinated notes we wrote-off $504,000 and $2.6 million of debt issuance costs, respectively. The remaining costs are being amortized using a straight-line method over the remaining term of the notes. Amortization expense related to the issuance costs was $405,000 and $522,000 in the first quarter of 2002 and 2001, respectively. As of March 31, 2002 and December 31, 2001, net debt issuance costs were $7.9 million and $8.8 million, respectively.

In December 2001, the board of directors authorized a retirement program for our convertible subordinated notes. Under the retirement program, we may reacquire up to $200.0 million in face value of the notes. In the first quarter of 2002, we paid $24.9 million, including accrued interest, to retire $29.8 million face value of the notes, which resulted in an extraordinary gain on the early retirement of debt of $4.6 million, net of related taxes of $1.6 million. From December 2001 through March 31, 2002, we have retired $152.3 million face value of the notes. As of March 31, 2002, the remaining outstanding notes had a net book value of $339.8 million.

NOTE 5—COMPREHENSIVE INCOME

We report components of comprehensive income in our annual consolidated statements of shareholders’ equity. Comprehensive income consists of net income and foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 2002 and 2001 was as follows (in thousands):

	Three months ended March 31,
	2002	2001
Net income	$15,160	$16,149
Currency translation gain	781	428

Comprehensive income	$15,941	$16,577

NOTE 6—INCOME TAXES

The effective tax rate for the three months ended March 31, 2002 differs from statutory tax rates principally because of the non-deductibility of charges for amortization of intangible assets and stock-based compensation, and our participation in special reduced taxation programs in Israel.

NOTE 7—STOCK-BASED COMPENSATION

During the second quarter of 2001, in connection with the acquisition of Freshwater Software, Inc., we recorded unearned stock-based compensation totaling $10.4 million associated with approximately 140,000 unvested stock options assumed. The options assumed were valued using the fair market value of our stock on the date of acquisition, which was $72.21. During the third quarter of 2001, we also recorded unearned stock-based compensation of $341,000 in conjunction with the restructuring. The options were valued using the fair market value of our stock on the date of accelerated vesting, which was a weighted average of $32.92. We reduced unearned stock-based compensation by $1.4 million and $4.0 million during the three months ended March 31, 2002 and the year ended December 31, 2001, respectively, due to the termination of certain employees. Amortization of unearned stock-based compensation for the three months ended March 31, 2002 was $364,000.

NOTE 8—SEGMENT AND GEOGRAPHIC REPORTING

We have three reportable operating segments: the Americas; Europe, the Middle East and Africa (EMEA); and Asia Pacific (APAC). These segments are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated performance management solutions. Our chief decision makers evaluate operating segment performance based primarily on net revenues and certain operating expenses. Financial information for our geographic segments is summarized below for the three months ended March 31, 2002 and 2001 (in thousands):

	Three months ended March 31,
	2002	2001
Net revenues to third parties:
Americas	$61,500	$61,200
EMEA	24,200	23,196
APAC	4,800	6,304

Total	$90,500	$90,700

	March 31, 2002	December 31, 2001
Identifiable assets:
Americas	$691,622	$712,427
EMEA	220,691	204,017
APAC	12,100	11,181

Total	$924,413	$927,625

International sales represented 32% of our total revenue in the first quarter of 2002 and 33% in the first quarter of 2001. The subsidiary located in the United Kingdom accounted for less than 10% of the consolidated net revenue to unaffiliated customers for the three months ended March 31, 2002 and 11% for the three months ended March 31, 2001. Operations located in Israel accounted for 23% and 14% of the consolidated identifiable assets at March 31, 2002 and 2001, respectively. No other subsidiary represented 10% or more of the related consolidated amounts for the periods presented.

The following table presents revenue for testing (which includes tuning) and application performance management (APM) for the three months ended March 31, 2002 and 2001 (in thousands):

	Three months ended March 31, 2002			Three months ended March 31, 2001
	Testing	APM	Total	Testing	APM	Total
Total revenue:
License fees	$42,709	$2,012	$44,721	$54,907	$—	$54,907
Subscription fees	3,778	7,501	11,279	2,919	3,374	6,293
Service fees	33,105	1,395	34,500	29,500	—	29,500

Total	$79,592	$10,908	$90,500	$87,326	$3,374	$90,700

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

We comply with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as on the type of hedging relationship.

We enter into forward foreign exchange contracts (“forward contracts”) to hedge foreign currency denominated intercompany receivables against fluctuations in exchange rates. We do not enter into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. We had outstanding forward contracts with notional amounts totaling $22.0 million and $15.4 million at March 31, 2002 and December 31, 2001, respectively. The open forward contracts at March 31, 2002 mature at various dates through March 2003 and are hedges of certain foreign currency transaction exposures in the Australian dollar, British Pound, Danish Kroner, Euro, Norwegian Kroner, Japanese Yen, Swiss Franc and Swedish Kroner. The unrealized net gain on our forward contracts was $572,000 and $606,000 at March 31, 2002 and December 31, 2001, respectively.

In January 2002, we entered into an interest rate swap with respect to $300.0 million of our 4.75% Convertible Subordinated Notes. The January interest rate swap is designated as an effective hedge of the fair value of $300.0 million of our 4.75% Convertible Subordinated Notes (the “Notes”). The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month London Interbank Offered Rate (“the LIBOR rate”) plus 86 basis points. The gain or loss from changes in the fair value of the swap is expected to entirely offset the loss or gain from changes in the fair value of the Notes throughout the life of the Notes. The swap creates a market exposure to changes in the LIBOR rate. Under the terms of the swap, we are required to provide initial collateral in the form of cash or cash equivalents to Goldman Sachs Capital Markets, L.P. (“GSCM”) in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We account for the initial collateral and any additional collateral as restricted cash on our balance sheet. As of March 31, 2002, we were required to provide additional collateral of $7.7 million, therefore, our total restricted cash as of such date was $13.7 million. Subsequently, we have received back from GSCM $5.8 million of the restricted cash. At March 31, 2002, the fair value of the January swap had declined by $7.8 million. Accordingly, we have recorded this unrealized loss as an offset to the change in fair value of the Notes at March 31, 2002.

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

•
If the price of our common stock exceeds the original conversion or redemption price of the Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the Notes. We would no longer receive the $608,000 payment semi-annually.

•
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

We are exposed to credit exposure with respect to GSCM as counterparty under both swaps. However we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under both swaps are guaranteed by the Goldman Sachs Group L.P.

As of March 31, 2002, we have recorded interest expense of $1.5 million and interest income of $2.8 million as a result of both interest rate swaps. Our net interest expense, including the interest accrued on our debt, was $2.9 million for the three months ended March 31, 2002.

Ite m 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” Our business may have changed since the date hereof, and we undertake no obligation to update these forward-looking statements.

Overview

We were incorporated in 1989 and began shipping testing products in 1991. Since 1991, we have introduced a variety of solutions for enterprise testing, production tuning and application performance management which are focused on helping our customers to deploy better quality applications and to ensure their performance and availability post-deployment. We also provide both professional services to help customers implement our solutions as well as managed services for customers who do not want, or have the internal resources, to implement our solutions.

In May 2001, we acquired all of the outstanding securities of Freshwater Software, Inc, a provider of eBusiness monitoring and management solutions. The transaction was accounted for as a purchase and, accordingly, the operating results of Freshwater have been included in our accompanying consolidated financial statements from the date of acquisition. If the purchase had occurred at the beginning of the first quarter of 2001, our consolidated net revenues for the three months ended March 31, 2001 would have been $93.6 million; net income would have been $1.3 million for the same period; and earnings per share would have been $0.16.

Results of Operations

The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	Three months ended March 31,
	2002	2001
Revenue:
License fees	49%	61%
Subscription fees	13	7
Service fees	38	32

Total revenue	100	100

Operating expenses:
Marketing and selling	53	53
Cost of revenue	15	15
Research and development	10	10
General and administrative	7	6
Amortization of unearned stock-based compensation	—	—
Restructuring, integration and other related charges	(1)	—
Amortization of intangible assets	1	—

Total operating expenses	85	84

Income from operations	15	16
Other income, net	2	6

Income before provision for income taxes	17	22
Provision for income taxes	3	4

Net income before extraordinary item	14	18
Extraordinary item—gain on early retirement of debt, net of taxes	3%	—

Net income	17%	18%

Revenue

License fee revenue decreased 19% to $44.7 million for the three months ended March 31, 2002 from $54.9 million for the three months ended March 31, 2001. Our decrease in license fee revenue was due to a reduction in testing license fees of $12.2 million resulting from the economic downturn and reduced spending by IT organizations, partially offset by an increase in APM license fees of $2.0 million, primarily attributable to our SiteScope product acquired with Freshwater in May 2001. We may continue to experience little to no growth in license revenue in the near-term.

Subscription fee revenue increased 79% to $11.3 million for the three months ended March 31, 2002 from $6.3 million for the three months ended March 31, 2001. Our increase in subscription fee revenue was due to growth in APM subscription revenue of $4.1 million from our Topaz, ActiveWatch, ActiveTune and SiteSeer and an increase in our testing subscription revenue from term license fees of $859,000. We expect sales of our subscription products to grow in the future.

Service fee revenue, which is comprised of product maintenance, training and consulting services, increased 17% to $34.5 million for the three months ended March 31, 2002 from $29.5 million for the three months ended March 31, 2001. The increase in service fee revenue was due to an increase in testing service revenue of $3.6 million, primarily due to renewals of existing maintenance contracts, and an increase in APM maintenance of $1.4 million primarily for SiteScope and SiteSeer. We expect that service fee revenue will continue to increase in absolute dollars as long as our customer base continues to grow.

International sales represented 32% of our total revenues for the three months ended March 31, 2002 and 33% of our total revenues for the three months ended March 31, 2001. Although our international revenue for the three months ended March 31, 2002 as a percentage of total revenue was relatively flat, there was a stronger sales performance in Europe, which was offset by under-performance in our Asia Pacific region.

Cost and expenses

Cost of revenue

Cost of revenue includes costs of materials, product packaging and shipping, equipment depreciation, production and support personnel, and personnel costs associated with license, subscription and service fees. We have not presented cost of revenue by revenue classification because the allocation of such costs would be arbitrary and not meaningful to the presentation of the financial results. For the three months ended March 31, 2002, cost of revenue decreased to $13.3 million, or 15% of total revenue, from $13.8 million, or 15% of total revenue for the three months ended March 31, 2001. The decrease in absolute dollars was primarily due to a $1.6 million decrease in outsourcing costs resulting from reduced use of outsourced consultants, partially offset by $1.0 million increased maintenance expenses relating to increased personnel-related costs reflecting an increased number of customer support employees from 167 at March 31, 2001 to 172 at March 31, 2002, as well as IT infrastructure costs. We expect cost of revenue to continue to increase in absolute dollars and as a percentage of revenue.

Marketing and selling

Marketing and selling expense consists primarily of employee salaries and related costs, sales commissions, facilities expenses and marketing programs. Marketing and selling expense was $47.7 million or 53% of total revenue for both the three months ended March 31, 2002 and 2001. Although marketing and selling expenses remained relatively flat for the three months ended March 31, 2002 and 2001, there was a $886,000 increase in personnel-related costs reflecting an increased number of sales employees from 716 at March 31, 2001 to 741 at March 31, 2002, as well as a $919,000 increase in facilities and related costs. These increases were primarily offset by a decrease in sales commission primarily due to changes in compensation plans and to a lesser extent a decrease in spending on marketing programs. We expect marketing and selling expenses to increase in absolute dollars but generally decrease as a percentage of revenue in the foreseeable future.

Research and development

Research and development expense consists primarily of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures, and is comprised primarily of employee salaries and related costs, consulting costs, equipment depreciation and facilities expenses. For the three months ended March 31, 2002, research and development expense was $9.5 million, or 11% of total revenue, compared to $9.3 million, or 10% of total revenue for the three months ended March 31, 2001. The absolute dollar increase in research and development spending during the three months ended March 31, 2002 as compared to the same period in 2001, was primarily due to a $519,000 increase in personnel-related costs, reflecting an increase in employees from 348 at March 31, 2001, to 361 at March 31, 2002. We expect overall research and development expense to continue to increase in absolute dollars in the future.

General and administrative

General and administrative expense consists primarily of employee salaries and related costs associated with administration and management personnel. General and administrative expense increased to $6.5 million or 7% of total revenue for the three months ended March 31, 2002, from $5.0 million or 6% of total revenue for the three months ended March 31, 2001. The absolute dollar increase in general and administrative spending was primarily due to increased personnel-related expenses of $449,000, reflecting an increase in the number of employees from 124 at March 31, 2001 to 148 at March 31, 2002 as well as an increase in professional service and insurance costs of $726,000.

Amortization of unearned stock-based compensation

Amortization of unearned stock-based compensation was $364,000 in the first quarter of 2002 compared to zero in the first quarter of 2001. During the second quarter of 2001, in connection with the acquisition of Freshwater Software, Inc., we recorded unearned stock-based compensation totaling $10.4 million associated with approximately 140,000 unvested stock options that we assumed. The options assumed were valued using the fair market value of our stock on the date of acquisition, which was $72.21. During the third quarter of 2001, we also recorded unearned stock-based compensation of $341,000 in conjunction with the restructuring. The options were valued using the fair market value of our stock on the date of accelerated vesting, which was a weighted average of $32.92. Through March 31, 2002, we reduced unearned stock-based compensation by $5.4 million due to the termination of certain employees.

Restructuring, integration and other related charges

Restructuring, integration and other related charges were $(537,000) in the first quarter of 2002 compared to zero in the first quarter 2001. During the third quarter of 2001, in connection with management’s plan to reduce costs and improve operating efficiencies, we recorded restructuring charges of $4.4 million, consisting of $2.9 million for headcount reductions, $1.1 million for the cancellation of a marketing event, and $400,000 for professional services and consolidation of facilities. Employee reductions consisted of a reduction in force of approximately 140 employees, or approximately 8% of our worldwide workforce. Total cash outlays associated with the restructuring were originally expected to be $4.2 million, of which $3.4 million of cash was paid through December 31, 2001. During the first quarter of 2002, we reversed $537,000 of the cash restructuring charges associated with the cancellation of the marketing event because we were able to use the deposit for another event. The remaining $233,000 of cash restructuring charges were paid during the first quarter of 2002. The remaining $200,000 of restructuring costs consists of non-cash charges for asset write-offs.

During the second quarter of 2001, in conjunction with the acquisition of Freshwater Software, Inc. (“Freshwater”), we also recorded a charge for certain nonrecurring restructuring and integration costs of $946,000. The charge included costs for consolidation of facilities, employee severance, and fixed asset write-offs. We expect the remaining costs of $52,000 associated with the charge to be paid during the second quarter of 2002.

Amortization of intangible assets

Amortization of intangible assets was $639,000 in the first quarter of 2002 compared to zero in the first quarter of 2001. In May 2001, we acquired all of the outstanding securities of Freshwater for cash consideration of $146.1 million. The purchase price included $849,000 for the fair value of approximately 13,000 assumed Freshwater vested stock options, as well as direct acquisition costs of $529,000. The fair value of options assumed were estimated using the Black-Scholes model with the following assumptions: fair value of $74.21; expected life (years) of four; risk-free interest rate of 4.41%; volatility of 92%; and dividend yield of zero percent. The allocation of the purchase price resulted in an excess of purchase price over net tangible assets acquired of $148.1 million. This was allocated, based on a third party valuation, $2.1 million to workforce, $5.5 million to purchased technology and $140.5 million to goodwill, including $3.0 million of goodwill for deferred tax assets associated with the workforce and purchased technology. During 2001, the goodwill and other intangible assets were amortized on a straight-line basis over 3 years.

In 2002, SFAS No. 142, Goodwill and Other Intangible Assets became effective and as a result, we have ceased to amortize approximately $109.4 million of goodwill and have reclassified $1.7 million of workforce to goodwill. We had recorded approximately $30.1 million of amortization on these amounts during 2001. We also ceased to amortize the deferred tax asset associated with the workforce of approximately $661,000. We had recorded approximately $169,000 of amortization during 2001. In lieu of amortization, we offset the deferred tax asset against the deferred tax liability. Also in conjunction with the implementation of SFAS No. 142 we were required to perform a preliminary assessment of goodwill and an annual impairment review thereafter and potentially more frequently if circumstances change. We completed the preliminary assessment during the first quarter of 2002 and did not record an impairment charge.

Other income, net

Other income, net consists primarily of interest income, interest expense related to our convertible subordinated notes, and foreign exchange gains and losses. Other income, net was $1.6 million for the three months ended March 31, 2002 compared to $5.3 million for the three months ended March 31, 2001. The decrease in other income, net was primarily the result of decreased interest income of $5.1 million due to lower average investment balances and lower interest rates and a loss in other income, net of $411,000 on one of our investments in an early stage private company. This was partially offset by decreased debt related costs of $1.8 million due to the early retirement of debt and interest rate swaps.

We comply with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as on the type of hedging relationship.

We enter into forward foreign exchange contracts (“forward contracts”) to hedge foreign currency denominated intercompany receivables against fluctuations in exchange rates. We do not enter into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. We had outstanding forward contracts with notional amounts totaling $22.0 million and $15.4 million at March 31, 2002 and December 31, 2001, respectively. The open forward contracts at March 31, 2002 mature at various dates through March 2003 and are hedges of certain foreign currency transaction exposures in the Australian dollar, British Pound, Danish Kroner, Euro, Norwegian Kroner, Japanese Yen, Swiss Franc and Swedish Kroner. The unrealized net gain on our forward contracts was $572,000 and $606,000 at March 31, 2002 and December 31, 2001, respectively.

In January 2002, we entered into an interest rate swap with respect to $300.0 million of our 4.75% Convertible Subordinated Notes. The January interest rate swap is designated as an effective hedge of the fair value of $300.0 million of our 4.75% Convertible Subordinated Notes (the “Notes”). The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month London Interbank Offered Rate (“the LIBOR rate”) plus 86 basis points. The gain or loss from changes in the fair value of the swap is expected to entirely offset the loss or gain from changes in the fair value of the Notes throughout the life of the Notes. The swap creates a market exposure to changes in the LIBOR rate. If the LIBOR rate increases or decreases by 1% our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. Under the terms of the swap, we are required to provide initial collateral in the form of cash or cash equivalents to Goldman Sachs Capital Markets, L.P. (“GSCM”) in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We account for the initial collateral and any additional collateral as restricted cash on our balance sheet. As of March 31, 2002, we were required to provide additional collateral of $7.7 million, therefore, our total restricted cash as of such date was $13.7 million. Subsequently, we have received back from GSCM $5.8 million of the restricted cash. At March 31, 2002, the fair value of the January swap had declined by $7.8 million. Accordingly, we have recorded this unrealized loss as an offset to the change in fair value of the Notes at March 31, 2002.

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

•
If the price of our common stock exceeds the original conversion or redemption price of the Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the Notes. We would no longer receive the $608,000 payment semi-annually.

•
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

We are exposed to credit exposure with respect to GSCM as counterparty under both swaps. However we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under both swaps are guaranteed by the Goldman Sachs Group L.P.

As of March 31, 2002, we have recorded interest expense of $1.5 million and interest income of $2.8 million as a result of both interest rate swaps. Our net interest expense, including the interest paid on our debt, was $2.9 million for the three months ended March 31, 2002.

Provision for income taxes

We have structured our operations in a manner designed to maximize income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire at various dates through 2012. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. The effective tax rate for the three months ended March 31, 2002 differs from statutory tax rates principally because of the non-deductibility of charges for amortization of intangible assets and stock-based compensation, and our participation in special reduced taxation programs in Israel.

Extraordinary item—gain on early retirement of debt, net of taxes

In December 2001, our board of directors authorized a retirement program of our convertible subordinated notes. Under the retirement program, we may reacquire up to $200.0 million in face value of the notes. In the first quarter of 2002, we paid $24.9 million, including accrued interest, to retire $29.8 million face value of the notes, which resulted in an extraordinary gain on the early retirement of debt of $4.6 million, net of related taxes of $1.6 million. From December 2001 through March 31, 2002, we have retired $152.3 million face value of the notes.

Liquidity and Capital Resources

At March 31, 2002, our principal source of liquidity consisted of $586.4 million of cash and investments compared to $588.9 million at December 31, 2001. The March 31, 2002 balance included $196.8 million of short-term and $158.7 million of long-term investments in high quality financial, government, and corporate securities. The decrease in cash and investments from March 31, 2002 compared to December 31, 2001 was primarily due to restricted cash required under our interest rate swap and the retirement of convertible subordinated notes. During the first quarter of 2002, we generated $27.5 million of cash from operating activities, compared to $15.8 million in the first quarter of 2001. The increase in cash from operations from the first quarter of 2002 compared to the first quarter of 2001 was due primarily to a larger increase in the accounts receivable balance and a smaller reduction in accrued liabilities.

During the first quarter of 2002, our investing activities consisted primarily of net purchases of investments of $15.0 million and purchases of property and equipment of $2.0 million. Our investing activities also consisted of a capital call payment in a venture capital fund of $750,000. We have committed to make additional capital contributions to a private equity fund totaling $11.3 million and we expect to pay approximately $8.3 million through March 31, 2003 as capital calls are made. Our purchases of property and equipment included $1.1 million for the construction of research and development facilities in Israel. We expect to spend an additional $5.0 million on the renovations of our buildings in Sunnyvale and expect to spend an additional $2.7 million to complete the construction of the Israel facility.

During the first quarter of 2002, our primary financing activity consisted of uses of cash for the retirement of convertible subordinated notes of $24.7 million (excluding interest expense) and restricted cash required under our interest swap with GSCM of $13.7 million, offset by cash proceeds from common stock under our employee stock option and stock purchase plans, net of notes receivable collected from issuance of common stock, of $10.2 million. Subsequently, we have received back from GSCM $5.8 million of the restricted cash.

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

In December 2001, the board of directors authorized a retirement program for our convertible subordinated notes. Under the retirement program, we may reacquire up to $200.0 million in face value of the notes. In the first quarter of 2002, we paid $24.9 million, including accrued interest, to retire $29.8 million face value of the notes, which resulted in an extraordinary gain on the early retirement of debt of $4.6 million, net of related taxes of $1.6 million. From December 2001 through March 31, 2002, we have retired $152.3 million face value of the notes. As of March 31, 2002, the remaining outstanding notes had a net book value of $339.8 million.

During the first quarter of 2002, a significant portion of our cash inflows were generated by our operations. Because our operating results may fluctuate significantly, as a result of decreases in customer demand or decreases in the acceptance of our future products and services, our ability to generate positive cash flow from operations may be jeopardized.

Future payments due under debt and lease obligations as of March 31, 2002 are as follows (in thousands):

	4.75% Convertible Subordinated Notes due 2007(a)	Non-Cancelable Operating Leases	Total
2002	$—	$5,663	$5,663
2003	—	5,800	5,800
2004	—	2,766	2,766
2005	—	1,225	1,225
2006	—	436	436
Thereafter	347,680	281	347,961

	$347,680	$16,171	$363,851

(a)
Assuming we do not retire additional convertible subordinated notes during 2002, we will make interest payments net of interest rate swap of approximately $5.7 million during the remaining three quarters of 2002; approximately $9.6 million during 2003, 2004, 2005, and 2006; and approximately $4.8 million during 2007.

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities, specifically sales reserves;

•	accounting for software development costs;

•	valuation of long-lived and intangible assets and goodwill;

•	accounting for income taxes;

•	accounting for non-consolidated companies; and

•	accounting for unearned stock-based compensation

Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

Revenue recognition

We derive our revenue from primarily three sources (i) license fees, (ii) subscription fees and (iii) service fees. We apply the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions to all transactions involving the sale of software products. In addition, we apply the provisions of Emerging Issues Task Force Issue No. 00-03 Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware to our hosted software transactions.

License revenue comes from fees from the use of our products licensed under perpetual or multiple year arrangements (generally three years or longer) in which the license fee is separately determinable from maintenance, professional services or managed services components of the sales arrangement. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable based on the payment terms associated with the transaction and whether or not collection is probable. If a significant portion of a fee is due after our normal payment terms, which are 30 to 60 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. For all sales, except those completed over the Internet, we use either a customer order document or signed license or service agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement.

Subscription revenue comes from fees from the use of our products or provision of managed services which are licensed under short, fixed-term arrangements (generally two years or less) for which, due to the short-term nature of the arrangement, the separate values of the respective elements of the arrangements (e.g., maintenance) are not objectively determinable. Customers do not pay any set up fee. Generally, all elements of subscription fee arrangements are recognized as revenue ratably over the term of the period of the subscription contract.

Service revenue comes from fees from product maintenance and professional services arrangements which are determinable based on vendor specific evidence of value. Maintenance fee arrangements include ongoing customer support and rights to product updates. Payments for maintenance are generally made in advance and are nonrefundable. They are recognized as revenue ratably over the period of the maintenance contract. Professional services include product training and consulting services. They are recognized as revenue as the services are provided.

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

Estimating valuation allowances and accrued liabilities, specifically sales reserves

The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns and write off of bad debt accounts related to current period product revenue. Management analyzes historical returns, historical bad debts, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales reserves. Significant management judgments and estimates must be made and used in connection with establishing the sales reserves in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales reserves amounted to $7.0 million at March 31, 2002.

Accounting for software development costs

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in 2001.

Valuation of long-lived and intangible assets and goodwill

For certain long-lived assets, primarily fixed assets and intangible assets, we are required to estimate the useful life of the asset and recognize our costs as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period.

In 2002, SFAS No. 142, Goodwill and Other Intangible Assets became effective and as a result, we have ceased to amortize approximately $109.4 million of goodwill and have reclassified $1.7 million of workforce to goodwill. We had recorded approximately $30.1 million of amortization on these amounts during 2001. We also ceased to amortize the deferred tax asset associated with the workforce of approximately $661,000. We had recorded approximately $169,000 of amortization during 2001. In lieu of amortization, we offset the deferred tax asset against the deferred tax liability.

We are required to assess the impairment of identifiable intangibles, long-lived assets and goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets and long-lived assets amounted to $104.4 million as of March 31, 2002. Goodwill amounted to $111.7 million as of March 31, 2002.

In 2002, SFAS No. 142 was implemented and as such we were required to perform a preliminary assessment of goodwill and an annual impairment review thereafter and potentially more frequently if circumstances change. We completed the preliminary assessment during the first quarter of 2002 and did not record an impairment charge.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have not recorded a valuation allowance as of March 31, 2002, because we believe it is more likely than not that all deferred tax assets will be realized in the foreseeable future. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Accounting for non-consolidated companies

We make venture capital investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We monitor our investments for impairment and will record reductions in carrying values if and when necessary. This policy includes, but is not limited to, reviewing each of the companies’ cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as US public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve and the related writedown is recorded as an investment loss on our consolidated statements of income. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

As of March 31, 2002, we had invested $19.3 million in private companies. In addition, we have committed to make capital contributions to a venture capital fund totaling $11.3 million and we expect to pay approximately $8.3 million through March 31, 2003 as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The recent general decline in the Nasdaq National Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments. During the first quarter of 2002, we recorded a loss in other income, net of $411,000 on one of our investments in an early stage private company.

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

The fair value of options and shares issued pursuant to the option plans and the Employee Stock Purchase Plan (“ESPP”) at the grant date were estimated using the Black-Scholes model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

The effects of applying pro forma disclosures of net income and earnings per share are not likely to be representative of the pro forma effects on net income and earnings per share in the future years for the following reasons: 1) the number of future shares to be issued under these plans are not known and 2) the assumptions used to determine the fair value can vary significantly.

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

Our future success depends on our ability to respond to rapid market and technological changes by introducing new products and services and continually improving the performance, features and reliability of our existing products and services and responding to competitive offerings. Our business will suffer if we do not successfully respond to rapid technological changes. The market for our software products and services is characterized by:

•	rapidly changing technology;

•	frequent introduction of new products and services and enhancements to existing products and services by our competitors;

•	increasing complexity and interdependence of our applications;

•	changes in industry standards and practices; and

•	changes in customer requirements and demands.

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

We expect our quarterly revenues and operating results to fluctuate, and it is difficult to predict our future revenues and operating results.    Our revenues and operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

•	fluctuations in demand for and sales of our products and services;

•	our success in developing and introducing new products and services and the timing of new product and service introductions;

•	our ability to introduce enhancements to our existing products and services in a timely manner;

•	changes in economic conditions affecting our customers or our industry;

•	changes in the mix of products or services sold in a quarter;

•	the introduction of new or enhanced products and services by our competitors and changes in the pricing policies of these competitors;

•	the discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business;

•	deferrals by our customers of orders in anticipation of new products or services or product enhancements; and

•	the mix of our domestic and international sales, together with fluctuations in foreign currency exchange rates.

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

Our customers’ decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. We believe that the slowdown in the economy, the terrorist activity on September 11, 2001, and the ensuing declaration of the war on terrorism has caused and may continue to cause customers to reassess their immediate technology needs, to lengthen their purchasing decision making processes and to defer purchasing decisions, and accordingly has reduced and could reduce demand in the future for our products and services.

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

Our dependence on indirect distribution channels presents a number of risks, including:

•	each of our systems integrators or value-added resellers, can cease marketing our products and services with limited or no notice and with little or no penalty;

•	our existing systems integrators or value-added resellers, may not be able to effectively sell any new products and services that we may introduce;

•	we may not be able to replace existing or recruit additional systems integrators or value-added resellers, if we lose any of our existing ones;

•	our systems integrators or value-added resellers, may also offer competitive products and services from third parties;

•	we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities; and

•	our systems integrators or value-added resellers, may not give priority to the marketing of our products and services as compared to our competitors’ products.

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

If we are unable to manage rapid changes in our business, our business may be harmed.    From 1991 through 2000, we experienced significant annual increases in revenue, employees and number of product and service offerings. This growth has placed and, if it is renewed, will place a significant strain on our management and our financial, operational, marketing and sales systems. During 2001, we reduced our workforce by 8%. If we cannot manage rapid changes in our business environment effectively, our business, competitive position, operating results and financial condition could suffer. Although we are implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of our sales and customer support systems, the implementation of these systems, procedures and controls may not be completed successfully, or may disrupt our operations. Any failure by us to properly manage these transitions could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan. Conversely, if we fail to reduce staffing levels when necessary, our costs would be excessive and our business and operating results could be adversely affected.

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

We depend on our international operations for a substantial portion of our revenues.    Sales to customers located outside the US have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, sales to customers outside the US were 32% and 33% in the quarters ended March 31, 2002 and 2001, respectively. In addition, we have substantial research and development operations in Israel. We face risks associated with our international operations, including:

•	changes in taxes and regulatory requirements;

•	difficulties in staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	the need to localize products for sale in international markets;

•	longer payment cycles to collect accounts receivable in some countries;

•	seasonal reductions in business activity in other parts of the world in which we operate;

•	political and economic instability; and

•	economic downturns in international markets.

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

•
a decrease in the value of Pacific Rim or European currencies relative to the US dollar, which would decrease our reported US dollar revenue, as we generate revenues in these local currencies and report the related revenues in US dollars; and

•
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

Acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert the attention of our management and investments may become impaired and require us to take a charge against earnings.    In May 2001 we acquired Freshwater Software, Inc. and we have minority investments in private companies and venture capital funds of $19.3 million and we may acquire or make investments in other companies and technologies. During the first quarter of 2002, we recorded a loss in other income, net of $411,000 on one of our investments in an early stage private company. In the event of any future acquisitions or investments, we could:

•	issue stock that would dilute the ownership of our then-existing stockholders;

•	incur debt;

•	assume liabilities;

•	incur charges for the impairment of the value of investments or acquired assets; or

•	incur amortization expense related to intangible assets.

If we fail to achieve the financial and strategic benefits of past and future acquisitions or investments, our operating results will suffer. Acquisitions and investments involve numerous other risks, including:

•	difficulties integrating the acquired operations, technologies or products with ours;

•	failure to achieve targeted synergies;

•	unanticipated costs and liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on our existing business relationships with suppliers and

•	customers or those of the acquired organization;

•	difficulties entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits.    The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended April 30, 2002, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $74.21 to a low of $18.71. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships, acquisitions or investments;

•	changes in financial estimates or other statements by securities analysts;

•	changes in general economic conditions;

•	terrorist attacks, bio-terrorism and the war on terrorism;

•	conditions or trends affecting the software industry and the Internet; and

•	changes in the economic performance and/or market valuations of other software and high-technology companies.

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and the trading prices of our securities could decline as a result. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high-technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of software or Internet software companies could depress our stock price regardless of our operating results.

If we fail to adequately protect our proprietary rights and intellectual property, we may lose a valuable asset, experience reduced revenues and incur costly litigation to protect our rights.    We rely on a combination of patents, copyrights, trademarks, service marks and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and services and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the US. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our products and proprietary information will increase.

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

Third parties could assert that our products and services infringe their intellectual property rights, which could expose us to litigation that, with or without merit, could be costly to defend.    We may from time to time be subject to claims of infringement of other parties’ proprietary rights. We could incur substantial costs in defending ourselves and our customers against these claims. Parties making these claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products in the US and abroad and could result in an award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain licenses from third parties, develop alternative technology or to alter our products or processes or cease activities that infringe the intellectual property rights of third parties. If we are required to obtain licenses, we cannot be sure that we will be able to do so at a commercially reasonable cost, or at all. Defense of any lawsuit or failure to obtain required licenses could delay shipment of our products and increase our costs. In addition, any such lawsuit could result in our incurring significant costs or the diversion of the attention of our management.

Defects in our products may subject us to product liability claims and make it more difficult for us to achieve market acceptance for these products, which could harm our operating results. Our products may contain errors or “bugs” that may be detected at any point in the life of the product. Any future product defects discovered after shipment of our products could result in loss of revenues and a delay in the market acceptance of these products that could adversely impact our future operating results.

In selling our products, we frequently rely on “shrink wrap” or “click wrap” licenses that are not signed by licensees. Under the laws of various jurisdictions, the provisions in these licenses limiting our exposure to potential product liability claims may be unenforceable. We currently carry errors and omissions insurance against such claims, however, we cannot assure you that this insurance will continue to be available on commercially reasonable terms, or at all, or that this insurance will provide us with adequate protection against product liability and other claims. In the event of a product liability claim, we may be found liable and required to pay damages which would seriously harm our business.

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

Leverage and debt service obligations may adversely affect our cash flow.    In July 2000, we completed an offering of convertible subordinated notes with a principal amount of $500.0 million. Through March 31, 2002, we repurchased $152.3 million of principal amount of our convertible subordinated notes. We continue to have a substantial amount of outstanding indebtedness, primarily the convertible subordinated notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete.

In January 2002, we entered into an interest rate swap with respect to $300.0 million of our 4.75% Convertible Subordinated Notes. The January interest rate swap is designated as an effective hedge of the fair value of $300.0 million of our 4.75% Convertible Subordinated Notes (the “Notes”). The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month London Interbank Offered Rate (“the LIBOR rate”) plus 86 basis points. The gain or loss from changes in the fair value of the swap is expected to entirely offset the loss or gain from changes in the fair value of the Notes throughout the life of the Notes. The swap creates a market exposure to changes in the LIBOR rate. If the LIBOR rate increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. Under the terms of the swap, we were required to provide initial collateral in the form of cash or cash equivalents to Goldman Sachs Capital Markets, L.P. (“GSCM”) in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We account for the initial collateral and any additional collateral as restricted cash on our balance sheet. As of March 31, 2002, we were required to provide additional collateral of $7.7 million therefore our total restricted cash as of such date was $13.7 million. Subsequently, we have received back from GSCM $5.8 million of the restricted cash.

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

•
If the price of our common stock exceeds the original conversion or redemption price of the Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the Notes. We would no longer receive the $608,000 payment semi-annually.

•
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

I tem 3.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market rate risk includes risk for changes in interest to our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as “held to maturity.” At March 31, 2002, $230.9 million, or 39% of our cash, cash equivalents and investment portfolio carried a maturity of less than 90 days, and an additional $196.8 million, or 34% carried a maturity of less than one year. All investments mature, by policy, in less than three years. Information about our investment portfolio is presented in the table below, which states notional amounts and related weighted-average interest rates by year of maturity (in thousands):

	March 31,
	2003	2004	Thereafter	Total	Fair Value
Cash equivalents
Fixed rate	$202,202	—	—	$202,202	$205,198
Weighted average rate	1.97%	—		1.97%
Investments
Fixed rate	$124,733	$137,936	$89,858	$355,527	$355,536
Weighted average rate	5.23%	4.67%	4.27%	4.66%

Total investments	$329,935	$137,936	$89,858	$557,729	$560,734

Weighted average rate	3.20%	4.67%	4.27%	3.74%

Our long-term investments include $60.0 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

The fair value of our convertible subordinated debentures fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our creditworthiness. The fair market value of the convertible subordinated debentures as of March 31, 2002 was $312.6 million while the book value was $347.7 million.

In January 2002, we entered into an interest rate swap with respect to $300.0 million of our 4.75% Convertible Subordinated Notes. The January interest rate swap is designated as an effective hedge of the fair value of $300.0 million of our 4.75% Convertible Subordinated Notes (the “Notes”). The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month London Interbank Offered Rate (“the LIBOR rate”) plus 86 basis points. The gain or loss from changes in the fair value of the swap is expected to entirely offset the loss or gain from changes in the fair value of the Notes throughout the life of the Notes. The swap creates a market exposure to changes in the LIBOR rate. If the LIBOR rate increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. Under the terms of the swap, we were required to provide initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We account for the initial collateral and any additional collateral as restricted cash on our balance sheet. As of March 31, 2002, we were required to provide additional collateral of $7.7 million therefore our total restricted cash as of such date was $13.7 million. Subsequently, we have received back from GSCM $5.8 million of the restricted cash.

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

•
If the price of our common stock exceeds the original conversion or redemption price of the Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the Notes. We would no longer receive the $608,000 payment semi-annually.

•
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

We have entered into forward foreign exchange contracts (“forward contracts”) to hedge foreign currency denominated receivables due from certain European and Asia Pacific subsidiaries and foreign branches against fluctuations in exchange rates. We have not entered into forward contracts for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. The criteria we use for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. The effect of an immediate 10% change in exchange rates would not have a material impact on our operating results or cash flows.

A portion of our business is conducted in currencies other than the US dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenues.

From time to time, we make investments in private companies and venture capital funds. As of March 31, 2002, we had invested $19.3 million in private companies. In addition, we have committed to make capital contributions to a venture capital fund totaling $11.3 million and we expect to pay approximately $8.3 million through March 31, 2003 as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The recent general decline in the Nasdaq National Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments. During the first quarter of 2002, we recorded a loss in other income, net of $411,000 on one of our investments in an early stage private company.

PART II.    OTHER INFORMATION

Ite m 6.    Exhibits and Reports on Form 8-K

(a)	No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY INTERACTIVE CORPORATION (Registrant)

Dated: May 13, 2002	By:	/s/ DOUGLAS P. SMITH
Douglas P. Smith, Executive Vice President and Chief Financial Officer Principal Financial Officer

By:	/s/ DAVID A. KEMPSKI
David A. Kempski, Vice President, Finance Principal Accounting Officer