Form 10-Q
period 2002-06-30
MERCURY INTERACTIVE CORPORATION
filed 2002-08-13
CIK 867058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2002 was 84,053,362.

MERCURY INTERACTIVE CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$153,444	$248,297
Short-term investments	190,773	179,484
Trade accounts receivable, net	59,621	66,529
Prepaid expenses and other assets	39,056	30,945

Total current assets	442,894	525,255
Long-term investments	247,287	161,091
Property and equipment, net	90,344	93,375
Investments in non-consolidated companies	20,093	18,944
Debt issuance costs, net	6,795	8,828
Goodwill and other intangible assets, net	116,973	117,843
Restricted cash	6,000	—
Other assets	2,009	2,289

Total assets	$932,395	$927,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,978	$12,420
Accrued liabilities	63,731	58,131
Income taxes payable	39,622	32,630
Deferred revenue	112,654	92,619

Total current liabilities	228,985	195,800
Convertible subordinated notes	300,000	377,480

Total liabilities	528,985	573,280

Stockholders’ equity:
Common stock	168	166
Capital in excess of par value	245,835	232,750
Treasury stock	(16,082)	(16,082)
Notes receivable from issuance of stock	(11,145)	(11,164)
Unearned stock-based compensation	(2,114)	(4,795)
Accumulated other comprehensive loss	(2,167)	(2,265)
Retained earnings	188,915	155,735

Total stockholders’ equity	403,410	354,345

Total liabilities and stockholders’ equity	$932,395	$927,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenue:
License fees	$44,863	$58,236	$89,584	113,143
Subscription fees	12,337	7,864	23,616	14,157
Service fees	36,800	29,900	71,300	59,400

Total revenue	94,000	96,000	184,500	186,700

Cost and expenses:
Cost of revenue	14,742	13,987	28,006	27,743
Marketing and selling (excluding stock-based compensation of $160, $254, $376 and $254, respectively)	48,909	49,116	96,619	96,832
Research and development (excluding stock-based compensation of $126, $157, $257 and $157, respectively)	8,955	9,487	18,483	18,796
General and administrative (excluding stock-based compensation of $17, $144, $34 and $144, respectively)	7,149	6,101	13,610	11,118
Amortization of unearned stock-based compensation	303	555	667	555
Restructuring, integration and other related charges	—	946	(537)	946
Amortization of goodwill and intangible assets	639	5,331	1,278	5,331

Total cost and expenses	80,697	85,523	158,126	161,321

Income from operations	13,303	10,477	26,374	25,379
Other income, net	9,457	2,895	15,587	8,179

Income before provision for income taxes	22,760	13,372	41,961	33,558
Provision for income taxes	4,740	4,041	8,781	8,078

Net income	$18,020	$9,331	$33,180	$25,480

Basic net income per share	$0.21	$0.11	$0.40	$0.31

Diluted net income per share	$0.20	$0.10	$0.37	$0.28

Weighted average common shares (basic)	83,817	82,809	83,502	82,108

Weighted average common shares and equivalents (diluted)	89,126	91,222	89,261	91,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2002	2001
Cash flows from operating activities:
Net income	$33,180	$25,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,676	6,203
Sales return reserve	(79)	(1,476)
Amortization of goodwill and other intangible assets	1,278	5,331
Amortization of stock-based compensation	667	555
Gain on early retirement of debt	(11,610)	—
Loss on non-consolidated companies	411	—
Changes in assets and liabilities:
Trade accounts receivable	7,870	2,077
Prepaid expenses and other assets	(7,705)	354
Accounts payable	454	(1,219)
Accrued liabilities	4,224	(3,336)
Income taxes payable	7,633	6,567
Deferred revenue	18,989	5,508

Net cash provided by operating activities	62,988	46,044

Cash flows from investing activities:
Cash paid in conjunction with Freshwater, net	—	(143,961)
Maturity of investments	116,529	645,714
Purchases of investments	(214,014)	(601,505)
Purchases of investments in non-consolidated companies	(1,500)	(13,136)
Acquisition of property and equipment, net	(3,779)	(12,360)

Net cash used in investing activities	(102,764)	(125,248)

Cash flows from financing activities:
Issuance of common stock, net of related notes receivable	15,120	18,698
Increase in restricted cash	(6,000)	—
Retirement of convertible subordinated notes	(64,640)	—

Net cash provided by (used in) financing activities	(55,520)	18,698

Effect of exchange rate changes on cash	443	419

Net decrease in cash and cash equivalents	(94,853)	(60,087)
Cash and cash equivalents at beginning of period	248,297	226,387

Cash and cash equivalents at end of period	$153,444	$166,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in our opinion are necessary to fairly state our consolidated financial position, the results of operations, and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 2001, included in the 2001 Form 10-K. The condensed consolidated statements of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the entire fiscal year ended December 31, 2002.

Investments in non-consolidated companies

We make venture capital investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We monitor our investments for impairment and will record reductions in carrying values if and when necessary. This policy includes, but is not limited to, reviewing each of the companies’ cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as US public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is at an amount in excess of fair value, it is our policy to record a reserve and the related write-down is recorded as an investment loss on our consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. During the first quarter of 2002, we recorded a loss in other income, net, of $411,000 on one of our investments in an early stage private company.

Intangible assets

Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. We amortize intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives on our identifiable intangibles is three to seven years. We assess the impairment of identifiable intangibles, goodwill and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected undiscounted cash flow.

In 2002, SFAS No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we have ceased to amortize approximately $109.4 million of goodwill and have reclassified $1.7 million of workforce to goodwill. We had recorded approximately $30.1 million of amortization on these amounts during 2001. We also ceased to amortize the deferred tax asset associated with the workforce of approximately $661,000. We had recorded approximately $169,000 of amortization during 2001. In lieu of amortization, we offset the deferred tax asset against the deferred tax liability. We were also required to perform a preliminary assessment of goodwill and an annual impairment review thereafter and potentially more frequently if circumstances change. We completed the preliminary assessment during the first quarter of 2002 and did not record an impairment charge.

The impairment review involved a two-step process as follows:

•
Step 1—We compared the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeded the unit’s fair value, we moved on to step 2. If a unit’s fair value exceeded the carrying value, no further work was performed and no impairment charge was necessary.

•
Step 2— If we had determined in Step 1 that the carrying value of a reporting unit exceeded its fair value, we would have performed an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This would have derived an implied fair value for the reporting unit’s goodwill. We would then have compared the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill was greater than the implied fair value of its goodwill, an impairment loss would have been recognized for the excess.

The changes in the carrying amount of the goodwill and other intangible assets are as follows (in thousands):

	June 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill and other intangible assets:
Purchased technology	$5,500	$2,035	$5,500	$1,119
Workforce	—	—	2,100	427
Deferred tax asset—technology	2,173	804	2,173	442
Deferred tax asset—workforce	—	—	830	169

Total intangible asset	7,673	2,839	10,603	2,157

Goodwill	140,703	28,564	137,365	27,968

Total	$148,376	$31,403	$147,968	$30,125

The aggregate amortization expense of intangible assets was $639,000 and $1.3 million for the three and six months ended June 30, 2002. The amortization expense of goodwill and intangible assets was $5.3 million for both the three and six months ended June 30, 2001. The estimated total amortization expense of intangible assets is $2.6 million for 2002, $2.6 million for 2003 and $997,000 for 2004.

During the second quarter of 2002, we recorded a $1.1 million charge against goodwill for the estimated costs to sublease excess facilities in Boulder, Colorado in connection with the Freshwater acquisition. Upon completion of the acquisition, we were able to more accurately estimate the costs to sublease these facilities by reviewing vacancy rates and current market conditions. This charge included $1.0 million for the remaining lease commitments of these facilities, net of the estimated sublease income throughout the duration of the lease term, and $66,000 for the write-down of related leasehold improvements. During the second quarter of 2002, cash payments of $86,000 were made in connection with this charge. At June 30, 2002, $917,000 had been accrued and is payable through 2006. Should facilities rental rates continue to decrease in this market or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.

The changes in the carrying amount of goodwill are as follows (in thousands):

June 30, 2002
Balance at December 31, 2001	$109,397
Workforce	2,100
Accumulated amortization—workforce	(427)
Excess facilities charge	1,069

Balance at June 30, 2002	$112,139

The following table presents the pro forma effects of SFAS No. 142, assuming we had adopted the standard as of January 1, 2001 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income, as reported	$18,020	$9,331	$33,180	$25,480
Adjustments:
Amortization of goodwill	—	5,051	—	5,051
Amortization of workforce	—	77	—	77

Net income, as adjusted	$18,020	$14,459	$33,180	$30,608

Basic net income per share, as reported	$0.21	$0.11	$0.40	$0.31

Basic net income per share, as adjusted	$0.21	$0.17	$0.40	$0.37

Diluted net income per share, as reported	$0.20	$0.10	$0.37	$0.28

Diluted net income per share, as adjusted	$0.20	$0.16	$0.37	$0.34

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

Derivative Financial Instruments

We enter into derivative financial instrument contracts to hedge certain foreign exchange and interest rate exposures and have adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Our forward foreign exchange contracts qualify under SFAS No. 133 as foreign-currency hedges. Our interest rate swap that qualifies under SFAS No. 133 as a fair-value hedge has been accounted for using the shortcut method. Following additional clarification regarding the implementation of SFAS No. 133, beginning in the third quarter, our interest rate swap will be accounted for using the long haul method. Our interest rate swap that does not qualify under SFAS No. 133 as a fair-value hedge is accordingly marked-to-market through other income each quarter. See Note 9 for a full description of our hedging activities and related accounting policies.

Revenue Recognition

We derive our revenue from primarily three sources (i) license fees, (ii) subscription fees and (iii) service fees. We apply the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions to all transactions involving the sale of software products. In addition, we apply the provisions of Emerging Issues Task Force Issue (EITF) No. 00-03 Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware to our hosted software transactions.

License revenue comes from fees from the use of our products licensed under perpetual or multiple year arrangements (generally three years or longer) in which the license fee is separately determinable from maintenance, professional services or managed services components of the sales arrangement. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable based on the payment terms associated with the transaction and whether or not collection is probable. If a significant portion of a fee is due after our normal payment terms, which are generally within 60 days of the invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue at the earlier of cash collection or as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. For all sales, except those completed over the Internet, we use either a customer order document or signed license or service agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement.

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

For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our licenses are based upon renewal rates quoted in the contracts, in the absence of stated renewal rates upon separate sales of renewals to other customers. Fair value of services, such as training or consulting, are based upon separate sales by us of these services to other customers. Most of our arrangements involve multiple obligations. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

In accordance with the provisions of Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, we record barter transactions at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. To date, revenue from barter transactions have been insignificant and represent less than 1% of net revenue.

In the first quarter of 2002, we adopted EITF Issue No. 00-14, Accounting for Certain Sales Incentives, EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, EITF Issue No. 00-22, Accounting for Points and Certain Other Time or Volume Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future, EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products which all address certain aspects of sales incentives, and EITF Issue No. 01-14, Income Statement Characterization of Reimbursement Received for “Out-of-Pocket” Expenses Incurred. The adoption of these EITFs did not have a material impact on our financial statements.

Cost of revenue

Cost of revenue includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation and production personnel; costs associated with our managed services business, including personnel related costs, fees to providers of internet bandwidth and related infrastructure and depreciation expense of managed services equipment; and costs of providing product technical support and training and consulting, largely consisting of personnel costs and related expenses.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation, namely the presentation and classification of license, subscription and service fee revenue, and costs and expenses. The statement of cash flows has also been modified between sales return reserve and trade accounts receivable to conform to the current year presentation.

NOTE 2—NET INCOME PER SHARE

Earnings per share is calculated in accordance with the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, using the treasury stock method. For the three and six months ended June 30, 2002 and 2001, dilutive potential common shares outstanding reflects shares issuable under our stock option and stock purchase plans.

The following table summarizes our earnings per share computations for the three and six months ended June 30, 2002 and 2001 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator:
Net income	$18,020	$9,331	$33,180	$25,480

Denominator:
Denominator for basic net income per share-weighted average shares	83,817	82,809	83,502	82,108
Incremental common shares attributable to shares issuable under employee stock plans	5,309	8,413	5,759	8,974

Denominator for diluted net income per share-weighted average shares	89,126	91,222	89,261	91,082

Basic net income per share	$0.21	$0.11	$0.40	$0.31

Diluted net income per share	$0.20	$0.10	$0.37	$0.28

For the three and six months ended June 30, 2002, options to purchase approximately 9,797,300 and 9,563,600 shares of common stock with a weighted average price of $54.46 and $54.96, respectively, were considered anti-dilutive because the options’ exercise price was greater than the average fair market value of our common stock for the period then ended. For the three and six months ended June 30, 2001, options to purchase 5,995,250 and 3,977,250 shares of common stock with a weighted average price of $65.68 and $68.14, respectively, were considered anti-dilutive. For both the three and six months ended June 30, 2002 and 2001, common stock reserved for issuance upon conversion of the outstanding convertible subordinated notes for approximately 2,696,700 and 4,494,400 shares, respectively, were not included in diluted earnings per share because the conversion would be anti-dilutive.

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

During the second quarter of 2001, in conjunction with the acquisition of Freshwater Software, Inc. (“Freshwater”), we also recorded a charge for certain non-recurring restructuring and integration costs of $946,000. The charge included costs for consolidation of facilities, employee severance, and fixed asset write-offs. As of June 30, 2002, all costs associated with the charge had been paid.

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

In connection with the issuance of convertible subordinated notes, we incurred $14.6 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. For the three and six months ended June 30, 2002, in conjunction with the retirement of a portion of our convertible subordinated notes we wrote-off $726,000 and $1.2 million of debt issuance costs, respectively. During the fourth quarter of 2001, we wrote off $2.6 million of debt issuance costs. No costs were written off during the first and second quarter of 2001. The remaining costs are being amortized using a straight-line method over the remaining term of the notes. Amortization expense related to the issuance costs was $400,000 and $805,000 for the three and six months ended June 30, 2002, respectively. For the three and six months ended June 30, 2001, amortization expense related to the issuance costs was $522,000 and $1.0 million, respectively. As of June 30, 2002 and December 31, 2001, net debt issuance costs were $6.8 million and $8.8 million, respectively.

In December 2001, our board of directors authorized a retirement program of up to $200.0 million in face value of our convertible subordinated notes. In the first quarter of 2002, we paid $24.9 million, including accrued interest, to retire $29.8 million face value of the notes, which resulted in a gain on the early retirement of debt of $4.6 million. In the second quarter of 2002, we paid $41.0 million, including accrued interest, to retire $47.7 million face value of the notes, which resulted in a gain on the early retirement of debt of $7.0 million. From December 2001 through June 30, 2002, we have retired $200.0 million face value of the notes. As of June 30, 2002, the remaining outstanding notes had a net book value of $293.2 million, net of debt issuance costs. As a result, our interest expense resulting from our convertible subordinated notes has decreased in the first half of 2002.

During the second quarter of 2002, we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify all gains and losses related to extinguishment of debt as extraordinary items, net of income taxes, unless they meet certain conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, however early adoption is encouraged. As a result of the early adoption of SFAS No. 145, we have classified $7.0 million and $11.6 million gain for the three and six months ended June 30, 2002, respectively, as other income.

NOTE 5—COMPREHENSIVE INCOME

We report components of comprehensive income in our annual consolidated statements of shareholders’ equity. Comprehensive income consists of net income and foreign currency translation adjustments. Total comprehensive income for the three and six months ended June 30, 2002 and 2001 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income	$18,020	$9,331	$33,180	$25,480
Currency translation gain (loss)	(683)	(9)	98	419

Comprehensive income	$17,337	$9,322	$33,278	$25,899

NOTE 6—INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2002 differs from statutory tax rates principally because of the non-deductibility of charges for amortization of goodwill and other intangible assets and stock-based compensation, and our participation in special reduced taxation programs in Israel. This tax structure is dependent upon continued reinvestment in our Israeli operations.

NOTE 7—STOCK-BASED COMPENSATION

During the second quarter of 2001, in connection with the acquisition of Freshwater Software, Inc., we recorded unearned stock-based compensation totaling $10.4 million associated with approximately 140,000 unvested stock options assumed. The options assumed were valued using the fair market value of our stock on the date of acquisition, which was $72.21. During the third quarter of 2001, we also recorded unearned stock-based compensation of $341,000 in conjunction with the restructuring. The options were valued using the fair market value of our stock on the date of accelerated vesting, which was a weighted average of $32.92. We reduced unearned stock-based compensation by $2.0 million and $4.0 million during the six months ended June 30, 2002 and the year ended December 31, 2001, respectively, due to the termination of certain employees. Amortization of unearned stock-based compensation for the three and six months ended June 30, 2002 was $303,000 and $667,000, respectively, and for both the three and six months ended June 30, 2001 was $555,000.

NOTE 8—SEGMENT AND GEOGRAPHIC REPORTING

We have three reportable operating segments: the Americas; Europe, the Middle East and Africa (EMEA); and Asia Pacific (APAC). These segments are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated performance management solutions. Our chief decision makers evaluate operating segment performance based primarily on net revenue and certain operating expenses. Financial information for our geographic segments is summarized below for the three and six months ended June 30, 2002 and 2001 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net revenue to third parties:
Americas	$61,600	$62,300	$123,100	$123,500
EMEA	26,600	28,451	50,800	51,647
APAC	5,800	5,249	10,600	11,553

Total	$94,000	$96,000	$184,500	$186,700

	June 30, 2002	December 31, 2001
Property and equipment, net:
Americas	$56,030	$59,419
EMEA (including Israel of $29,305 and $28,853, respectively)	32,680	32,374
APAC	1,634	1,582

Total	$90,344	$93,375

International sales represented 34% and 33% of our total revenue for the three and six months ended June 30, 2002 and 35% and 34% of our total revenue for the three and six months ended June 30, 2001. The subsidiary located in the United Kingdom accounted for 10% of the consolidated net revenue to unaffiliated customers for both the three and six months ended June 30, 2002 and 12% for both the three and six months ended June 30, 2001. Operations located in Israel accounted for 20% and 17% of the consolidated identifiable assets at June 30, 2002 and December 31, 2001, respectively. No other subsidiary represented 10% or more of the related consolidated amounts for the periods presented.

The following table presents revenue for testing (which includes tuning) and application performance management (APM) for the three and six months ended June 30, 2002 and 2001 (in thousands):

	Three months ended June 30,
	2002			2001
	Testing	APM	Total	Testing	APM	Total
Total revenue:
License fees	$42,337	$2,526	$44,863	$57,067	$1,169	$58,236
Subscription fees	4,446	7,891	12,337	2,876	4,988	7,864
Service fees	35,360	1,440	36,800	29,657	243	29,900

Total	$82,143	$11,857	$94,000	$89,600	$6,400	$96,000

	Six months ended June 30,
	2002			2001
	Testing	APM	Total	Testing	APM	Total
Total revenue:
License fees	$85,046	$4,538	$89,584	$111,974	$1,169	$113,143
Subscription fees	8,224	15,392	23,616	5,795	8,362	14,157
Service fees	68,465	2,835	71,300	59,157	243	59,400

Total	$161,735	$22,765	$184,500	$176,926	$9,774	$186,700

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

We comply with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as on the type of hedging relationship.

        We enter into forward foreign exchange contracts (“forward contracts”) to hedge foreign currency denominated intercompany receivables against fluctuations in exchange rates. We do not enter into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. We had outstanding forward contracts with notional amounts totaling $11.1 million and $15.4 million at June 30, 2002 and December 31, 2001, respectively. The forward contracts in effect at June 30, 2002 mature at various dates through March 2003 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Japanese Yen, Swiss Franc and Swedish Kroner. The unrealized net loss on our forward contracts was $177,000 at June 30, 2002 and a gain of $606,000 at December 31, 2001.

In January 2002, we entered into an interest rate swap with respect to $300.0 million of our 4.75% Convertible Subordinated Notes. The January interest rate swap is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offered Rate (“the LIBOR rate”) of $300.0 million of our 4.75% Convertible Subordinated Notes (the “Notes”). The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month LIBOR rate plus 86 basis points. The gain or loss from changes in the fair value of the swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR rate throughout the life of the Notes. The swap creates a market exposure to changes in the LIBOR rate. Under the terms of the swap, we were required to provide initial collateral in the form of cash or cash equivalents to Goldman Sachs Capital Markets, L.P. (“GSCM”) in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury Interactive and GSCM as swap rates and equity prices fluctuate. We account for the initial collateral and any additional collateral as restricted cash on our balance sheet. As of June 30, 2002, our total restricted cash was $6.0 million. Subsequently, through July 31, 2002, we were required to provide additional collateral of $1.1 million. Therefore, at July 31, 2002, our restricted cash was $7.1 million. At June 30, 2002, the fair value of the January swap had increased by $2.0 million. Accordingly, we have recorded this unrealized gain as an offset to the change in fair value of the Notes at June 30, 2002.

In February 2002, we entered into a second interest rate swap with GSCM that does not qualify for hedge accounting treatment under SFAS No. 133 and therefore is marked-to-market through other income each quarter. The life of this swap is through July 1, 2007, the same date as the first swap and the original maturity date of the Notes. The swap entitles us to receive approximately $608,000 from GSCM semi-annually during the life of the swap, subject to the following conditions:

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

We are exposed to credit exposure with respect to GSCM as counterparty under both swaps. However we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major US investment bank and because its obligations under both swaps are guaranteed by the Goldman Sachs Group L.P.

For the three and six months ended June 30, 2002, we have recorded interest expense of $2.0 million and $3.6 million and interest income of $3.9 million and $6.7 million, respectively, as a result of both interest rate swaps. Our net interest expense, including the interest paid on our debt, was $2.3 million and $5.2 million for the three and six months ended June 30, 2002 and $6.0 million and $11.9 million for the three and six months ended June 30, 2001, respectively.

NOTE 10—RELATED PARTIES

In April 2001, we invested $3.0 million in InteQ Corporation (InteQ) for 6,782,727 shares of its Series B Preferred stock. The investment was accounted for using the cost method. In June 2002, we entered into a two-year subcontractor agreement with InteQ to outsource the delivery of the monitoring and problem remediation solutions of our Global SiteReliance (GSR) service. Prior to the subcontractor agreement, we delivered the GSR service to three customers, which as of June 2002 have been transitioned to InteQ. InteQ will perform the remaining services for these customers and any additional or new service contracts entered into by us. To perform the GSR service to our existing customers, InteQ has purchased a SiteScope thirteen month term license from us with extended payment terms to match the subcontractor’s payments for approximately $216,000. To service additional customers, InteQ will have to acquire additional SiteScope licenses based upon certain criteria. As payment for performing the GSR services, we will pay InteQ a percentage of the license revenue received from the customer. Payment is due net 30 days from receipt of invoice. As of June 30, 2002, no revenue was recognized on the GSR service related to these customers and the subcontractor fee was netted against the revenue received of approximately $75,000. As of June 30, 2002, no revenue was recorded for the InteQ SiteScope license.

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the first quarter of 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred; however, we do not expect the adoption of SFAS No. 146 will have a material impact on our financial position and results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In May 2001, we acquired all of the outstanding securities of Freshwater Software, Inc. (Freshwater), a provider of eBusiness monitoring and management solutions. The transaction was accounted for as a purchase and, accordingly, the operating results of Freshwater have been included in our accompanying consolidated financial statements from the date of acquisition. If the purchase had occurred at the beginning of the first quarter of 2001, our consolidated net revenue for the three and six months ended June 30, 2001 would have been $97.4 million and $191.1 million; net income (loss) would have been $(528,000) and $748,000 for the same period; and earnings (loss) per share would have been $(0.01) and $0.01, respectively.

Results of Operations

The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue:
License fees	48%	61%	49%	61%
Subscription fees	13	8	13	7
Service fees	39	31	38	32

Total revenue	100	100	100	100

Costs and expenses:
Cost of revenue	16	14	15	15
Marketing and selling	52	51	52	52
Research and development	9	10	10	10
General and administrative	8	6	7	6
Amortization of unearned stock-based compensation	—	1	—	—
Restructuring, integration and other related charges	—	1	—	—
Amortization of goodwill and intangible assets	1	6	1	3

Total costs and expenses	86	89	85	86

Income from operations	14	11	15	14
Other income, net	10	3	8	4

Income before provision for income taxes	24	14	23	18
Provision for income taxes	5	4	5	4

Net income	19%	10%	18%	14%

Revenue

License fee revenue was $44.9 million for the three months ended June 30, 2002 compared to $58.2 million for the three months ended June 30, 2001, a decrease of 23%. This decrease in license fee revenue of $13.4 million was primarily attributable to a reduction in testing license fees of $14.7 million, resulting from the economic downturn and reduced spending by IT organizations, offset by an increase in APM license fees attributable to our SiteScope product of $741,000 and our Topaz products of $616,000. License fee revenue was $89.6 million for the six months ended June 30, 2002 compared to $113.1 million for the six months ended June 30, 2001, a decrease of 21%. This decrease in license fee revenue of $23.6 million was primarily attributable to a reduction in testing license fees of $26.9 million, resulting from the economic downturn and reduced spending by IT organizations which was partially offset by an increase in APM license fees attributable to our SiteScope product of $2.4 million and our Topaz products of $654,000. We may continue to experience a decrease in license revenue in the near-term.

Subscription fee revenue was $12.3 million for the three months ended June 30, 2002 compared to $7.9 million for the three months ended June 30, 2001, an increase of 57%. This increase in subscription fee revenue of $4.5 million was primarily attributable to the growth of our APM subscription revenue from our Topaz, ActiveWatch and SiteSeer products and services of $2.9 million and an increase in testing subscription revenue from our ActiveTune and term licenses of $1.6 million. Subscription fee revenue was $23.6 million for the six months ended June 30, 2002 compared to $14.2 million for the six months ended June 30, 2001, an increase of 67%. This increase in subscription fee revenue of $9.5 million was primarily attributable to the growth of our APM subscription revenue from our Topaz, ActiveWatch and SiteSeer products and services of $7.0 million and an increase in testing subscription revenue from our ActiveTune and term licenses of $2.4 million. We expect sales of our subscription licenses and services to continue to grow in the future.

Service fee revenue, which is comprised of product maintenance, training and consulting services, was $36.8 million for the three months ended June 30, 2002 compared to $29.9 million for the three months ended June 30, 2001, an increase of 23%. This increase in service fee revenue of $6.9 million was primarily attributable to an increase in testing service revenue due to renewals of existing maintenance contracts of $4.6 million and professional services of $1.1 million and an increase in APM maintenance of $960,000 for our SiteScope and Topaz products. Service fee revenue was $71.3 million for the six months ended June 30, 2002 compared to $59.4 million for the six months ended June 30, 2001, an increase of 20%. This increase in service fee revenue of $11.9 million was primarily attributable to an increase in testing service revenue due to renewals of existing maintenance contracts of $8.4 million and professional services of $943,000 and an increase in APM maintenance of $2.0 million for our SiteScope and Topaz products and $589,000 for professional services. We expect that service fee revenue will continue to increase in absolute dollars as long as our customer base continues to grow.

International sales represented 34% and 33% of our total revenue for the three and six months ended June 30, 2002 and 35% and 34% of our total revenue for the three and six months ended June 30, 2001. Although our international revenue decreased in absolute dollars in both the three and six months ended June 30, 2002 compared to the respective periods in 2001, our international revenue, as a percentage of total revenue, was relatively unchanged.

Cost and expenses

Cost of revenue

Cost of revenue includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation and production personnel; costs associated with our managed services business, including personnel related costs, fees to providers of internet bandwidth and related infrastructure and depreciation expense of managed services equipment; and costs of providing product technical support and training and consulting, largely consisting of personnel costs and related expenses. We have not presented cost of revenue by revenue classification because the allocation of such costs would be arbitrary and not meaningful to the presentation of the financial results. Cost of revenue was $14.7 million for the three months ended June 30, 2002 compared to $14.0 million for the three months ended June 30, 2001, or 16% of total revenue compared to 14% of total revenue. The absolute dollar increase of $755,000 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 was primarily due to a $360,000 increase in customer support and IT infrastructure costs and a $455,000 increase in costs related to the integration of the Freshwater Network Operations Center to our Network Operations Center in Sunnyvale. Cost of revenue was $28.0 million for the six months ended June 30, 2002 compared to $27.7 million for the six months ended June 30, 2001, or 15% of total revenue for both periods. The absolute dollar increase of $263,000 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was primarily due to an $970,000 increase in customer support and IT infrastructure costs, costs related to servicing our Network Operations Center of $674,000 from our Freshwater acquisition, and a $425,000 increase in royalty expense. These costs were offset by a decrease in outsourcing costs resulting from reduced use of outsourced consultants of $1.7 million for the six months ended June 30, 2002. We expect cost of revenue to continue to increase in absolute dollars and as a percentage of revenue.

Marketing and selling

Marketing and selling expense consists primarily of employee salaries and related costs, sales commissions, facilities expenses and marketing programs. Marketing and selling expense was $48.9 million for the three months ended June 30, 2002 compared to $49.1 million for the three months ended June 30, 2001, or 52% of total revenue compared to 51% of total revenue. The absolute dollar decrease of $207,000 was primarily attributable to a $378,000 decrease in sales commission expense and a $339,000 decrease in professional services expense, offset by a $389,000 increase in personnel-related costs and a $215,000 increase in facilities and related costs. Marketing and selling expense was $96.6 million for the six months ended June 30, 2002 compared to $96.8 million for the six months ended June 30, 2001, or 52% of total revenue for both periods. The absolute dollar decrease of $213,000 was primarily attributable to a decrease of $1.6 million in sales commission expense due to changes in compensation plans and $1.0 million decrease in spending on marketing programs, offset by a $1.2 million increase in personnel-related costs reflecting an increased number of sales and marketing employees, as well as a $949,000 increase in facilities and related costs. We expect marketing and selling expenses to increase in absolute dollars but generally decrease as a percentage of revenue in the foreseeable future.

Research and development

Research and development expense consists primarily of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures, and is comprised primarily of employee salaries and related costs, consulting costs, equipment depreciation and facilities expenses. Research and development expense was $9.0 million for the three months ended June 30, 2002 compared to $9.5 million for the three months ended June 30, 2001, or 9% of total revenue compared to 10% of total revenue. The absolute dollar decrease of $532,000 was primarily attributable to the devaluation of the Shekel to the US dollar of $1.4 million, a decrease in training expense of $210,000 and a decrease in travel and entertainment expense of $183,000, offset by an increase in personnel-related costs of $1.4 million. Research and development expense was $18.5 million for the six months ended June 30, 2002 compared to $18.8 million for the six months ended June 30, 2001, or 10% of total revenue for both periods. The absolute dollar decrease of $313,000 was primarily attributable to the devaluation of the Shekel to the US dollar of $2.5 million, a decrease in training expense of $286,000 and a decrease in travel and entertainment expense of $178,000, offset by increased personnel-related costs of $2.7 million, reflecting an increase in research and development employees due to the acquisition of Freshwater during the second quarter of 2001. We expect overall research and development expense to continue to increase in absolute dollars in the future.

General and administrative

General and administrative expense consists primarily of employee salaries and related costs associated with administration and management personnel. General and administrative expense was $7.1 million for the three months ended June 30, 2002 compared to $6.1 million for the three months ended June 30, 2001, or 8% of total revenue compared to 6% of total revenue. The absolute dollar increase of $1.0 million was primarily attributable to increased personnel-related expenses of $810,000, reflecting an increased number of employees, as well as an increase in professional services expense of $367,000. General and administrative expense was $13.6 million for the six months ended June 30, 2002 compared to $11.1 million for the six months ended June 30, 2001, or 7% of total revenue compared to 6% of total revenue. The absolute dollar increase of $2.5 million was primarily attributable to increased personnel-related costs of $1.3 million, as well as an increase in professional services and insurance expenses totaling $1.2 million.

Amortization of unearned stock-based compensation

Amortization of unearned stock-based compensation was $303,000 for the three months ended June 30, 2002 compared to $555,000 for the three months ended June 30, 2001, or less than 1% of total revenue compared to 1% of total revenue. Amortization of unearned stock-based compensation was $667,000 for the six months ended June 30, 2002 compared to $555,000 for the six months ended June 30, 2001, or less than 1% of total revenue for both periods. During the second quarter of 2001, in connection with the acquisition of Freshwater Software, Inc., we recorded unearned stock-based compensation totaling $10.4 million associated with approximately 140,000 unvested stock options that we assumed. The options assumed were valued using the fair market value of our stock on the date of acquisition, which was $72.21. During the third quarter of 2001, we also recorded unearned stock-based compensation of $341,000 in conjunction with the restructuring. The options were valued using the fair market value of our stock on the date of accelerated vesting, which was a weighted average of $32.92. Through June 30, 2002, we reduced unearned stock-based compensation by $6.0 million due to the termination of certain employees.

Restructuring, integration and other related charges

Restructuring, integration and other related charges were zero for the three months ended June 30, 2002 compared to $946,000 for the three months ended June 30, 2001, or less than 1% of total revenue compared to 1% of total revenue. Restructuring, integration and other related charges was $(537,000) for the six months ended June 30, 2002 compared to $946,000 for six months ended June 30, 2001, or less than 1% of total revenue for both periods. During the third quarter of 2001, in connection with management’s plan to reduce costs and improve operating efficiencies, we recorded restructuring charges of $4.4 million, consisting of $2.9 million for headcount reductions, $1.1 million for the cancellation of a marketing event, and $400,000 for professional services and consolidation of facilities. Employee reductions consisted of a reduction in force of approximately 140 employees, or approximately 8% of our worldwide workforce. Total cash outlays associated with the restructuring were originally expected to be $4.2 million, of which $3.4 million of cash was paid through December 31, 2001. During the first quarter of 2002, we reversed $537,000 of the cash restructuring charges associated with the cancellation of the marketing event because we were able to use the deposit for another event. The remaining $233,000 of cash restructuring charges were paid during the first quarter of 2002. The remaining $200,000 of restructuring costs consists of non-cash charges for asset write-offs.

During the second quarter of 2001, in conjunction with the acquisition of Freshwater, we also recorded a charge for certain nonrecurring restructuring and integration costs of $946,000. The charge included costs for consolidation of facilities, employee severance, and fixed asset write-offs. As of June 30, 2002, all costs associated with the charge had been paid.

Amortization of goodwill and other intangible assets

Amortization of goodwill and other intangible assets was $639,000 for the three months ended June 30, 2002 compared to $5.3 million for the three months ended June 30, 2001, or 1% of total revenue compared to 6% of total revenue. Amortization of goodwill and other intangible assets was $1.3 million for the six months ended June 30, 2002 compared to $5.3 million for the six months ended June 30, 2001, or 1% of total revenue compared to 3% of total revenue. In May 2001, we acquired all of the outstanding securities of Freshwater for cash consideration of $146.1 million. The purchase price included $849,000 for the fair value of approximately 13,000 assumed Freshwater vested stock options, as well as direct acquisition costs of $529,000. The fair value of options assumed were estimated using the Black-Scholes model with the following assumptions: fair value of $74.21; expected life (years) of four; risk-free interest rate of 4.41%; volatility of 92%; and dividend yield of zero percent. The allocation of the purchase price resulted in an excess of purchase price over net tangible assets acquired of $148.1 million. This was allocated, based on a third party valuation, $2.1 million to workforce, $5.5 million to purchased technology and $140.5 million to goodwill, including $3.0 million of goodwill for deferred tax assets associated with the workforce and purchased technology. During 2001, the goodwill and other intangible assets were amortized on a straight-line basis over 3 years.

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

During the second quarter of 2002, we recorded a $1.1 million charge against goodwill for the estimated costs to sublease excess facilities in Boulder, Colorado in connection with the Freshwater acquisition. Upon completion of the acquisition, we were able to more accurately estimate the costs to sublease these facilities by reviewing vacancy rates and current market conditions. This charge included $1.0 million for the remaining lease commitments of these facilities, net of the estimated sublease income throughout the duration of the lease term, and $66,000 for the write-down of related leasehold improvements. During the second quarter of 2002, cash payments of $86,000 were made in connection with this charge. At June 30, 2002, $917,000 had been accrued and is payable through 2006. Should facilities rental rates continue to decrease in this market or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.

Other income, net

Other income, net consists primarily of interest income, interest expense related to our convertible subordinated notes, our interest rate swaps, gains from the early retirement of this debt and foreign exchange gains and losses. Other income, net was $9.5 million for the three months ended June 30, 2002 compared to $2.9 million for the three months ended June 30, 2001, or 10% of total revenue compared to 3% of total revenue. The absolute dollar increase of $6.6 million was primarily attributable to a $7.0 million gain on early retirement of debt including a reduction in debt related costs of $2.0 million, offset by decreased interest income of $2.3 million due to lower average investment balances and lower interest rates and a $304,000 foreign exchange loss. Other income, net was $15.6 million for the six months ended June 30, 2002 compared to $8.2 million for the six months ended June 30, 2001, or 8% of total revenue compared to 4% of total revenue. The absolute dollar increase of $7.4 million was primarily attributable to an $11.6 million gain on early retirement of debt including a reduction in debt related costs of $3.8 million, offset by decreased interest income of $7.4 million due to lower average investment balances, a loss of $411,000 on one of our investments in a early stage private company, and a $305,000 foreign exchange loss.

In December 2001, our board of directors authorized a retirement program of up to $200.0 million in face value of our convertible subordinated notes. In the first quarter of 2002, we paid $24.9 million, including accrued interest, to retire $29.8 million face value of the notes, which resulted in a gain on the early retirement of debt of $4.6 million. In the second quarter of 2002, we paid $41.0 million, including accrued interest, to retire $47.7 million face value of the notes, which resulted in a gain on the early retirement of debt of $7.0 million. From December 2001 through June 30, 2002, we have retired $200.0 million face value of the notes. As a result, our interest expense resulting from our convertible subordinated notes has been decreased in the first half of 2002.

We comply with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as on the type of hedging relationship.

We enter into forward foreign exchange contracts (“forward contracts”) to hedge foreign currency denominated intercompany receivables against fluctuations in exchange rates. We do not enter into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. We had outstanding forward contracts with notional amounts totaling $11.1 million and $15.4 million at June 30, 2002 and December 31, 2001, respectively. The forward contracts in effect at June 30, 2002 mature at various dates through March 2003 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Japanese Yen, Swiss Franc and Swedish Kroner. The unrealized net loss on our forward contracts was $177,000 at June 30, 2002 and a gain of $606,000 at December 31, 2001, respectively.

In January 2002, we entered into an interest rate swap with respect to $300.0 million of our 4.75% Convertible Subordinated Notes. The January interest rate swap is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offered Rate (“the LIBOR rate”) of $300.0 million of our 4.75% Convertible Subordinated Notes (the “Notes”). The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month LIBOR rate plus 86 basis points. The gain or loss from changes in the fair value of the swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR rate throughout the life of the Notes. The swap creates a market exposure to changes in the LIBOR rate. If the LIBOR rate increases or decreases by 1% our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. Under the terms of the swap, we were required to provide initial collateral in the form of cash or cash equivalents to Goldman Sachs Capital Markets, L.P. (“GSCM”) in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury Interactive and GSCM as swap rates and equity prices fluctuate. We account for the initial collateral and any additional collateral as restricted cash on our balance sheet. As of June 30, 2002, our total restricted cash was $6.0 million. Subsequently, through July 31, 2002, we were required to provide additional collateral of $1.1 million. Therefore, at July 31, 2002, our restricted cash was $7.1 million. At June 30, 2002, the fair value of the January swap had increased by $2.0 million. Accordingly, we have recorded this unrealized gain as an offset to the change in fair value of the Notes at June 30, 2002.

In February 2002, we entered into a second interest rate swap with GSCM that does not qualify for hedge accounting treatment under SFAS No. 133 and therefore is marked-to-market through other income each quarter. The life of this swap is through July 1, 2007, the same date as the first swap and the original maturity date of the Notes. The swap entitles us to receive approximately $608,000 from GSCM semi-annually during the life of the swap, subject to the following conditions:

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

We are exposed to credit exposure with respect to GSCM as counterparty under both swaps. However we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major US investment bank and because its obligations under both swaps are guaranteed by the Goldman Sachs Group L.P.

For the three and six months ended June 30, 2002, we have recorded interest expense of $2.0 million and $3.6 million and interest income of $3.9 million and $6.7 million, respectively, as a result of both interest rate swaps. Our net interest expense, including the interest paid on our debt, was $2.3 million and $5.2 million for the three and six months ended June 30, 2002 and $6.0 million and $11.9 million for the three and six months ended June 30, 2001, respectively.

Provision for income taxes

We have structured our operations in a manner designed to maximize income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire at various dates through 2012. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. The effective tax rate for the three and six months ended June 30, 2002 differs from statutory tax rates principally because of the non-deductibility of charges for amortization of goodwill and other intangible assets and stock-based compensation, and our participation in special reduced taxation programs in Israel. As part of our overall tax strategy, we intend to continue to increase our investment in our Israeli operations.

Liquidity and Capital Resources

At June 30, 2002, our principal source of liquidity consisted of $591.5 million of cash and investments compared to $588.9 million at December 31, 2001. The June 30, 2002 balance included $190.8 million of short-term and $247.3 million of long-term investments in high quality financial, government, and corporate securities. The increase in cash and investments from June 30, 2002 compared to December 31, 2001 was primarily due to positive cash generated from operations and cash received from issuance of common stock under our stock option and employee stock purchase plans, offset by cash used to retire our convertible notes, capital expenditures, and other investments. During the six months ended June 30, 2002, we generated $63.0 million of cash from operating activities, compared to $46.0 million during the six months ended June 30, 2001. The increase in cash from operations during the first six months of 2002 compared to the first six months of 2001 was due primarily to a larger increase in the deferred revenue balance.

During the six months ended June 30, 2002, our investing activities consisted primarily of net purchases of investments of $97.5 million and purchases of property and equipment of $3.8 million. Our investing activities also consisted of capital call payments in a venture capital fund of $1.5 million. We have committed to make additional capital contributions to a private equity fund totaling $10.5 million and we expect to pay approximately $7.5 million through March 31, 2003 as capital calls are made. Subsequent to June 30, 2002, we made an investment of $369,000 in an early stage private company previously invested in and have committed an additional investment of $217,000 in the future. In addition, after June 30, 2002, we have made a capital contribution to a private equity fund of $375,000. Our purchases of property and equipment included $1.7 million for the construction of research and development facilities in Israel. We expect to spend an additional $5.0 million on the renovations of our buildings in Sunnyvale and expect to spend an additional $2.1 million to complete the construction of the Israel facility. We plan to move into the new facility in Israel during the third quarter of 2002.

During the six months ended June 30, 2002, our primary financing activity consisted of uses of cash for the retirement of convertible subordinated notes of $64.6 million (excluding interest expense) and delivery of restricted cash as collateral required under our interest rate swap with GSCM of $6.0 million, offset by cash proceeds from common stock issued under our employee stock option and stock purchase plans, net of notes receivable collected from issuance of common stock of $15.1 million. Subsequently, through July 31, 2002 we were required to provide additional collateral under our interest rate swap with GSCM of $1.1 million. Therefore, at July 31, 2002, our restricted cash was $7.1 million.

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

In December 2001, the board of directors authorized a retirement program for our convertible subordinated notes. Under the retirement program, we may reacquire up to $200.0 million in face value of the notes. In the first quarter of 2002, we paid $24.9 million, including accrued interest, to retire $29.8 million face value of the notes, which resulted in a gain on early retirement of debt of $4.6 million. In the second quarter of 2002, we paid $41.0 million, including accrued interest, to retire $47.7 million face value of the notes, which resulted in a gain on the early retirement of debt of $7.0 million. From December 2001 through June 30, 2002, we have retired $200.0 million face value of the notes. As of June 30, 2002, the remaining outstanding notes had a net book value of $293.2 million, net of debt issuance costs. As a result, our interest expense resulting from our convertible subordinated notes has decreased in the first half of 2002.

During the second quarter of 2002, a significant portion of our cash inflows were generated by our operations. Because our operating results may fluctuate significantly, as a result of decreases in customer demand or decreases in the acceptance of our future products and services, our ability to generate positive cash flow from operations may be jeopardized.

Future payments due under debt and lease obligations as of June 30, 2002 are as follows (in thousands):

	4.75% Convertible Subordinated Notes due 2007(a)	Non- Cancelable Operating Leases	Total
2002	$—	$3,775	$3,775
2003	—	5,800	5,800
2004	—	2,766	2,766
2005	—	1,225	1,225
2006	—	436	436
Thereafter	300,000	281	300,281

	$300,000	$14,283	$314,283

(a)
Assuming we do not retire additional convertible subordinated notes during 2002 and interest rates stay consistent, we will make interest payments net of our interest rate swaps of approximately $3.6 million during the remaining two quarters of 2002; approximately $7.2 million during 2003, 2004, 2005, and 2006; and approximately $3.6 million during 2007.

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities, specifically sales reserves;

•	accounting for software development costs;

•	valuation of long-lived and intangible assets and goodwill;

•	accounting for income taxes;

•	accounting for non-consolidated companies; and

•	accounting for unearned stock-based compensation.

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

License revenue comes from fees from the use of our products licensed under perpetual or multiple year arrangements (generally three years or longer) in which the license fee is separately determinable from maintenance, professional services or managed services components of the sales arrangement. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable based on the payment terms associated with the transaction and whether or not collection is probable. If a significant portion of a fee is due after our normal payment terms, which are generally within 60 days of the invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue at the earlier of cash collection or as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. For all sales, except those completed over the Internet, we use either a customer order document or signed license or service agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement.

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

For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our licenses are based upon renewal rates quoted in the contracts, in the absence of stated renewal rates upon separate sales of renewals to other customers. Fair value of services, such as training or consulting, are based upon separate sales by us of these services to other customers. Most of our arrangements involve multiple obligations. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Estimating valuation allowances and accrued liabilities, specifically sales reserves

The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, our management must make estimates of potential future product returns and write off of bad debt accounts related to current period product revenue. Management analyzes historical returns, historical bad debts, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales reserves. Significant management judgments and estimates must be made and used in connection with establishing the sales reserves in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales reserves was $5.7 million at June 30, 2002.

Accounting for software development costs

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in 2001 and for the six months ended June 30, 2002.

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

When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected undiscounted cash flow. Net intangible assets and long-lived assets was $102.0 million as of June 30, 2002. Goodwill was $112.1 million as of June 30, 2002.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have not recorded a valuation allowance as of June 30, 2002, because we believe it is more likely than not that all deferred tax assets will be realized in the foreseeable future. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Accounting for non-consolidated companies

We make venture capital investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We monitor our investments for impairment and will record reductions in carrying values if and when necessary. This policy includes, but is not limited to, reviewing each of the companies’ cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request and are able to obtain from these privately-held companies. This information is not subject to the same disclosure regulations as US public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of a company is carried at an amount in excess of fair value, it is our policy to record a reserve and the related writedown is recorded as an investment loss on our consolidated statements of income. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

As of June 30, 2002, we had invested $20.1 million in private companies. In addition, we have committed to make capital contributions to a venture capital fund totaling $10.5 million and we expect to pay approximately $7.5 million through March 31, 2003 as capital calls are made. Subsequent to June 30, 2002, we invested $369,000 in an early stage private company previously invested in and have committed an additional investment of $217,000 in the future. In addition, after June 30, 2002, we have made a capital contribution to a private equity fund of $375,000. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The recent general decline in the Nasdaq National Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments. During the first quarter of 2002, we recorded a loss in other income, net, of $411,000 on one of our investments in an early stage private company.

Accounting for unearned stock-based compensation

We amortize stock-based compensation using the straight-line approach over the remaining vesting periods of the related options, which is generally four years. Pro forma information regarding net income and earnings per share is required. This information is required to be determined as if we had accounted for employee stock options and stock purchase plans under the fair value method of SFAS No. 123.

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

Related Parties

In April 2001, we invested $3.0 million in InteQ Corporation (InteQ) for 6,782,727 shares of its Series B Preferred stock. The investment was accounted for using the cost method. In June 2002, we entered into a two-year subcontractor agreement with InteQ to outsource the delivery of the monitoring and problem remediation solutions of our Global SiteReliance (GSR) service. Prior to the subcontractor agreement, we delivered the GSR service to three customers, which as of June 2002 have been transitioned to InteQ. InteQ will perform the remaining services for these customers and any additional or new service contracts entered into by us. To perform the GSR service to our existing customers, InteQ has purchased a SiteScope thirteen month term license from us with extended payment terms to match the subcontractor’s payments for approximately $216,000. To service additional customers, InteQ will have to acquire additional SiteScope licenses based upon certain criteria. As payment for performing the GSR services, we will pay InteQ a percentage of the license revenue received from the customer. Payment is due net 30 days from receipt of invoice. As of June 30, 2002, no revenue was recognized on the GSR service related to these customers and the subcontractor fee was netted against the revenue received of approximately $75,000. As of June 30, 2002, no revenue was recorded for the InteQ SiteScope license.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the first quarter of 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred; however, we do not expect the adoption of SFAS No.146 will have a material impact on our financial position and results of operations.

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

To maintain our competitive position, we must continue to enhance our existing software testing, tuning and application performance management products and services and to develop new products and services, functionality and technology that address the increasingly sophisticated and varied needs of our prospective customers. The development of new products and services, and enhancement of existing products and services, entail significant technical and business risks and require substantial lead-time and significant investments in product development. If we fail to anticipate new technology developments, customer requirements or industry standards, or if we are unable to develop new products and services that adequately address these new developments, requirements and standards in a timely manner, our products and services may become obsolete, our ability to compete may be impaired and our revenue could decline.

We expect our quarterly revenue and operating results to fluctuate, and it is difficult to predict our future revenue and operating results.    Our revenue and operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

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

In addition, the timing of our license revenue is difficult to predict because our sales cycles are typically short and can vary substantially from product to product and customer to customer. We base our operating expenses on our expectations regarding future revenue levels. As a result, if total revenue for a particular quarter are below our expectations, we could not proportionately reduce operating expenses for that quarter.

We have experienced seasonality in our revenue and earnings, with the fourth quarter of the year typically having the highest revenue and earnings for the year and higher revenue and earnings than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers and from the structure of our sales commission program. We expect this seasonality to continue in the future.

Our customers’ decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. We believe that the ongoing slowdown in the economy, the current international political uncertainties, and uncertainties in the capital markets have caused and may continue to cause customers to reassess their immediate technology needs, to lengthen their purchasing decision making processes, to require more senior level internal approvals of purchases and to defer purchasing decisions, and accordingly has reduced and could reduce demand in the future for our products and services.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. If our operating results are below the expectations of investors or securities analysts, the trading prices of our securities could decline.

We expect to face increasing competition in the future, which could cause reduced sales levels and result in price reductions, reduced gross margins or loss of market share.    The market for our testing, tuning and application performance management products and services is extremely competitive, dynamic and subject to frequent technological changes. There are few substantial barriers of entry in our market. In addition, the Internet lowers the barriers of entry, allowing other companies to compete with us in the testing, tuning, and application performance management markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

In the market for enterprise testing solutions, our principal competitors include Compuware, Empirix, Radview, Rational Software, and Segue Software. In the new and rapidly changing market for application performance management solutions, our principal competitors include established providers of systems and network management software such as BMC Software, Computer Associates, HP OpenView and Tivoli, a division of IBM, providers of managed services such as Empirix, Gomez and Keynote Systems, and emerging companies. Additionally, we face potential competition in this market from existing providers of testing solutions such as Compuware and Segue Software.

The software industry is increasingly experiencing consolidation and this could increase the resources available to our competitors and the scope of their product offerings. Our competitors and potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies or make more attractive offers to distribution partners and to employees.

If we fail to maintain our existing distribution channels and develop additional channels in the future, our revenue could decline.    We derive a substantial portion of our revenue from sales of our products through distribution channels such as systems integrators or value-added resellers. We expect that sales of our products through these channels will continue to account for a substantial portion of our revenue for the foreseeable future. We may not experience increased revenue from these new channels and may see a decrease from our existing channels, which could harm our business.

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

If we cannot hire qualified personnel, our ability to manage our business, develop new products and increase our revenue will suffer.    We believe that our ability to attract and retain qualified personnel at all levels in our organization is essential to the successful management of our growth. In particular, our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in maintaining a high level of technical consulting, training and customer support. There is substantial competition for experienced personnel in the software and technology industry. If we are unable to retain our existing key personnel or attract and retain additional qualified individuals, we may from time to time experience inadequate levels of staffing to perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to our customers.

We depend on our international operations for a substantial portion of our revenue.    Sales to customers located outside the US have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenue, sales to customers outside the US were 34% and 33% for the three and six months ended June 30, 2002 and 35% and 34% for the three and six months ended June 30, 2001, respectively. In addition, we have substantial research and development operations in Israel. We face risks associated with our international operations, including:

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

We are subject to the risk of increased taxes.    We have structured our operations in a manner designed to maximize income in Israel where tax rate incentives have been extended to encourage foreign investment. Our taxes could increase if these tax rate incentives are not renewed upon expiration or tax rates applicable to us are increased. Tax authorities could challenge the manner in which profits are allocated among us and our subsidiaries, and we may not prevail in any such challenge. If the profits recognized by our subsidiaries in jurisdictions where taxes are lower became subject to income taxes in other jurisdictions, our worldwide effective tax rate would increase. In addition, to the extent that we are unable to continue to reinvest a substantial portion of our profits in our Israeli operations, we may be subject to additional tax rate increases in the future.

Our financial results may be negatively impacted by foreign currency fluctuations.    Our foreign operations are generally transacted through our international sales subsidiaries. As a result, these sales and related expenses are denominated in currencies other than the US dollar. Because our financial results are reported in US dollars, our results of operations may be harmed by fluctuations in the rates of exchange between the US dollar and other currencies, including:

•
a decrease in the value of Pacific Rim or European currencies relative to the US dollar, which would decrease our reported US dollar revenue, as we generate revenue in these local currencies and report the related revenue in US dollars; and

•
an increase in the value of Pacific Rim, European or Israeli currencies relative to the US dollar, which would increase our sales and marketing costs in these countries and would increase research and development costs in Israel.

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

Acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert the attention of our management and investments may become impaired and require us to take a charge against earnings.    In May 2001 we acquired Freshwater Software, Inc. and we have minority investments in private companies and venture capital funds of $20.1 million and we may acquire or make investments in other companies and technologies. During the first quarter of 2002, we recorded a loss in other income, net, of $411,000 on one of our investments in an early stage private company. In the event of any future acquisitions or investments, we could:

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

If we fail to achieve the financial and strategic benefits of past and future acquisitions or investments, our operating results will suffer. Acquisitions and investments involve numerous other risks, including:

•	difficulties integrating the acquired operations, technologies or products with ours;

•	failure to achieve targeted synergies;

•	unanticipated costs and liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on our existing business relationships with suppliers and customers or those of the acquired organization;

•	difficulties entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits.    The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended July 31, 2002, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $41.58 to a low of $18.71. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

If we fail to adequately protect our proprietary rights and intellectual property, we may lose a valuable asset, experience reduced revenue and incur costly litigation to protect our rights.    We rely on a combination of patents, copyrights, trademarks, service marks and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and services and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the US. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our products and proprietary information will increase.

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

Defects in our products may subject us to product liability claims and make it more difficult for us to achieve market acceptance for these products, which could harm our operating results. Our products may contain errors or “bugs” that may be detected at any point in the life of the product. Any future product defects discovered after shipment of our products could result in loss of revenue and a delay in the market acceptance of these products that could adversely impact our future operating results.

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

Leverage and debt service obligations may adversely affect our cash flow.    In July 2000, we completed an offering of convertible subordinated notes with a principal amount of $500.0 million. Through June 30, 2002, we repurchased $200.0 million of principal amount of our convertible subordinated notes. We continue to have a substantial amount of outstanding indebtedness, primarily the convertible subordinated notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

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

In January 2002, we entered into an interest rate swap with respect to $300.0 million of our 4.75% Convertible Subordinated Notes. The January interest rate swap is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offered Rate (“the LIBOR rate”) of $300.0 million of our 4.75% Convertible Subordinated Notes (the “Notes”). The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month LIBOR rate plus 86 basis points. The gain or loss from changes in the fair value of the swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR rate throughout the life of the Notes. The swap creates a market exposure to changes in the LIBOR rate. If the LIBOR rate increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. Under the terms of the swap, we were required to provide initial collateral in the form of cash or cash equivalents to Goldman Sachs Capital Markets, L.P. (“GSCM”) in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury Interactive and GSCM as swap rates and equity prices fluctuate. We account for the initial collateral and any additional collateral as restricted cash on our balance sheet. As of June 30, 2002, our total restricted cash was $6.0 million. Subsequently, through July 31, 2002, we were required to provide additional collateral of $1.1 million. Therefore, at

July 31, 2002, our restricted cash was $7.1 million. At June 30, 2002, the fair value of the January swap had increased by $2.0 million. Accordingly, we have recorded this unrealized gain as an offset to the change in fair value of the Notes at June 30, 2002.

In February 2002, we entered into a second interest rate swap with GSCM that does not qualify for hedge accounting treatment under SFAS No. 133 and therefore is marked-to-market through other income each quarter. The life of this swap is through July 1, 2007, the same date as the first swap and the original maturity date of the Notes. The swap entitles us to receive approximately $608,000 from GSCM semi-annually during the life of the swap, subject to the following conditions:

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

We are exposed to credit exposure with respect to GSCM as counterparty under both swaps. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major US investment bank and because its obligations under both swaps are guaranteed by the Goldman Sachs Group L.P.

Based upon additional clarification regarding the implementation of SFAS No. 133, beginning in the third quarter, our interest rate swap will be accounted for using the long haul method. This method requires us to recognize as an expense in current period income any ineffectiveness resulting from the hedging relationship between our convertible subordinated notes and our interest rate swaps. To the extent that these hedging relationships generate ineffectiveness we may experience volatility in other income.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market rate risk includes risk for changes in interest to our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as “held to maturity.” At June 30, 2002, $153.4 million, or 26% of our cash, cash equivalents and investment portfolio carried a maturity of less than 90 days, and an additional $190.8 million, or 32% carried a maturity of less than one year. All investments mature, by policy, in less than three years. Information about our investment portfolio is presented in the table below, which states notional amounts and related weighted-average interest rates by year of maturity (in thousands):

	June 30,		Thereafter	Total	Fair Value
	2003	2004
Cash equivalents
Fixed rate	$120,490	—	—	$120,490	$120,490
Weighted average rate	1.83%	—	—	1.83%
Investments
Fixed rate	$193,770	$152,697	$91,593	$438,060	$442,958
Weighted average rate	4.87%	4.10%	4.22%	4.10%

Total investments	$314,260	$152,697	$91,593	$558,550	$563,448

Weighted average rate	3.69%	4.10%	4.22%	3.89%

Our long-term investments include $131.6 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

The fair value of our convertible subordinated notes fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our creditworthiness. The fair market value of the convertible subordinated notes as of June 30, 2002 was $240.4 million while the book value was $300.0 million.

In January 2002, we entered into an interest rate swap with respect to $300.0 million of our 4.75% Convertible Subordinated Notes. The January interest rate swap is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offered Rate (“the LIBOR rate”) of $300.0 million of our 4.75% Convertible Subordinated Notes (the “Notes”). The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month LIBOR rate plus 86 basis points. The gain or loss from changes in the fair value of the swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR rate throughout the life of the Notes. The swap creates a market exposure to changes in the LIBOR rate. If the LIBOR rate increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. Under the terms of the swap, we were required to provide initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury Interactive and GSCM as swap rates and equity prices fluctuate. We account for the initial collateral and any additional collateral as restricted cash on our balance sheet. As of June 30, 2002, we have received $7.7 million from GSCM, therefore, our total restricted cash as of such date was $6.0 million. Subsequently, through July 31, 2002, we were required to provide additional collateral of $1.1 million. Therefore, at July 31, 2002, our restricted cash was $7.1 million. At June 30, 2002, the fair value of the January swap had increased by $2.0 million. Accordingly, we have recorded this unrealized gain as an offset to the change in fair value of the Notes at June 30, 2002.

In February 2002, we entered into a second interest rate swap with GSCM that does not qualify for hedge accounting treatment under SFAS No. 133 and therefore is marked-to-market through other income each quarter.

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

We are exposed to credit exposure with respect to GSCM as counterparty under both swaps. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major US investment bank and because its obligations under both swaps are guaranteed by the Goldman Sachs Group L.P.

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

A portion of our business is conducted in currencies other than the US dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenue.

From time to time, we make investments in private companies and venture capital funds. As of June 30, 2002, we had invested $20.1 million in private companies. In addition, we have committed to make capital contributions to a venture capital fund totaling $10.5 million and we expect to pay approximately $7.5 million through March 31, 2003 as capital calls are made. Subsequent to June 30, 2002, we invested $369,000 in an early stage private company previously invested in and have committed an additional investment of $217,000 in the future. In addition, after June 30, 2002, we have made a capital contribution to a private equity fund of $375,000. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The recent general decline in the Nasdaq National Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments. During the first quarter of 2002, we recorded a loss in other income, net, of $411,000 on one of our investments in an early stage private company.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Stockholders

(a)    The 2002 Annual Meeting of the Stockholders (“the Meeting”) of Mercury Interactive Corporation was held at the Company’s offices at 1325 Borregas Avenue, Sunnyvale, California 94089 at 10:00 a.m. PST on Wednesday, May 15, 2002.

(b)    At the Meeting, the following five persons were elected to the Company’s Board of Directors, constituting all members of the Board of Directors.

Nominee	For	Withheld
Amnon Landan	60,711,763	11,134,033
Kenneth Klein	60,755,015	11,090,781
Igal Kohavi	71,098,325	747,471
Yair Shamir	71,098,410	747,386
Giora Yaron	71,074,118	771,678

(c)    The following additional proposals were considered at the Meeting with their results according to the respective vote of the stockholders:

PROPOSAL 2—Ratify and approve the amendment of the 1998 Employee Stock Purchase Plan to increase the number of shares reserved by an additional 500,000 shares of common stock for issuance under the 1998 Employee Stock Purchase Plan

For	Against	Abstentions	Broker Non-Votes
69,284,548	2,268,574	292,674	0

PROPOSAL 3—Ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 2002.

For	Against	Abstentions	Broker Non-Votes
69,507,833	2,083,751	254,212	0

Item 5.    Other Information

(a)    The Board of Directors agreed to amend the Bylaws to increase the total number of members on the Board of Directors to 6 members effective May 31, 2002. Clyde Ostler was appointed to fill this vacancy effective May 31, 2002.

(b)    The Board of Directors agreed to amend the Bylaws to increase the total number of members to the Board of Directors to 7 members, Anthony Zingale was appointed to fill this vacancy effective August 5, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)    No reports on Form 8-K were filed during the three months ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002	MERCURY INTERACTIVE CORPORATION (Registrant)

	By:	/s/ DOUGLAS P. SMITH
Douglas P. Smith,
Executive Vice President and Chief Financial Officer
Principal Financial Officer

	By:	/s/ BRYAN J. LEBLANC
Bryan J. LeBlanc,
Vice President, Finance Principal Accounting Officer