Form 10-Q
period 2002-09-30
MERCURY INTERACTIVE CORPORATION
filed 2002-11-12
CIK 867058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒     NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES ☒    NO ☐

The number of shares of Registrant’s Common Stock outstanding as of October 31, 2002 was 84,452,376.

MERCURY INTERACTIVE CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

MERCURY INTERACTIVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$343,324	$248,297
Short-term investments	141,526	179,484
Trade accounts receivable, net	64,096	66,529
Prepaid expenses and other assets	35,973	30,945

Total current assets	584,919	525,255
Long-term investments	137,244	161,091
Property and equipment, net	89,509	93,375
Investments in non-consolidated companies	20,837	18,944
Debt issuance costs, net	6,391	8,828
Goodwill and other intangible assets, net	116,334	117,843
Restricted cash	6,000	—
Interest rate swap	15,991	—
Other assets	1,941	2,289

Total assets	$979,166	$927,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,756	$12,420
Accrued liabilities	58,351	58,131
Income taxes payable	42,837	32,630
Deferred revenue	126,664	92,619

Total current liabilities	240,608	195,800
Convertible subordinated notes	315,605	377,480

Total liabilities	556,213	573,280

Stockholders’ equity:
Common stock	169	166
Capital in excess of par value	250,872	232,750
Treasury stock	(16,082)	(16,082)
Notes receivable from issuance of stock	(11,060)	(11,164)
Unearned stock-based compensation	(1,580)	(4,795)
Accumulated other comprehensive loss	(1,552)	(2,265)
Retained earnings	202,186	155,735

Total stockholders’ equity	422,953	354,345

Total liabilities and stockholders’ equity	$979,166	$927,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue:
License fees	$44,055	$42,474	$133,639	$155,617
Subscription fees	14,062	8,726	37,678	22,883
Service fees	39,735	32,800	111,035	92,200

Total revenue	97,852	84,000	282,352	270,700

Cost and expenses:
Cost of revenue	15,485	13,148	43,491	40,891
Marketing and selling (excluding stock-based compensation of $133, $408, $509, and $662, respectively)	50,478	45,171	147,097	142,003
Research and development (excluding stock-based compensation of $101, $236, $358, and $393, respectively)	9,233	9,255	27,716	28,051
General and administrative (excluding stock-based compensation of $17, $290, $51, and $434, respectively)	6,537	5,578	20,147	16,696
Amortization of unearned stock-based compensation	251	934	918	1,489
Restructuring, integration and other related charges	—	4,415	(537)	5,361
Amortization of goodwill and other intangible assets	639	12,452	1,917	17,783

Total cost and expenses	82,623	90,953	240,749	252,274

Income (loss) from operations	15,229	(6,953)	41,603	18,426
Other income, net	1,582	1,418	17,169	9,597

Income (loss) before provision for income taxes	16,811	(5,535)	58,772	28,023
Provision for income taxes	3,540	1,570	12,321	9,648

Net income (loss)	$13,271	$(7,105)	$46,451	$18,375

Basic net income (loss) per share	$0.16	$(0.09)	$0.55	$0.22

Diluted net income (loss) per share	$0.15	$(0.09)	$0.52	$0.20

Weighted average common shares (basic)	84,187	83,266	83,732	82,494

Weighted average common shares and equivalents (diluted)	87,743	83,266	88,548	90,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$46,451	$18,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,606	9,904
Sales reserve	2,017	2,456
Unrealized gain on interest rate swap	(386)	—
Amortization of goodwill and other intangible assets	1,917	17,783
Amortization of unearned stock-based compensation	918	1,489
Gain on early retirement of debt	(11,610)	—
Loss on non-consolidated companies	411	—
Non-cash restructuring charges	—	230
Changes in assets and liabilities:
Trade accounts receivable	1,402	886
Prepaid expenses and other assets	(4,539)	969
Accounts payable	207	(3,284)
Accrued liabilities	(1,204)	(10,242)
Income taxes payable	10,846	7,481
Deferred revenue	32,906	7,662

Net cash provided by operating activities	90,942	53,709

Cash flows from investing activities:
Cash paid in conjunction with Freshwater, net	—	(143,961)
Maturity of investments	305,868	811,400
Purchases of investments	(244,063)	(733,023)
Purchases of investments in non-consolidated companies	(2,244)	(18,944)
Acquisition of property and equipment, net	(6,461)	(19,289)

Net cash provided by (used in) investing activities	53,100	(103,817)

Cash flows from financing activities:
Issuance of common stock, net of related notes receivable	20,524	23,498
Purchase of treasury stock	—	(16,082)
Increase in restricted cash	(6,000)	—
Retirement of convertible subordinated notes	(64,640)	—

Net cash provided by (used in) financing activities	(50,116)	7,416

Effect of exchange rate changes on cash	1,101	(453)

Net increase (decrease) in cash and cash equivalents	95,027	(43,145)
Cash and cash equivalents at beginning of period	248,297	226,387

Cash and cash equivalents at end of period	$343,324	$183,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in our opinion are necessary to fairly state our consolidated financial position, the results of operations, and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 2001, included in the 2001 Form 10-K. The condensed consolidated statements of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the entire fiscal year ended December 31, 2002.

Investments in non-consolidated companies

We make venture capital investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as US public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of a company is at an amount below fair value, or if a company has completed a financing based on a valuation significantly lower than our initial investment, it is our policy to record a reserve and the related write-down is recorded as an investment loss on our consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. During the first quarter of 2002, we recorded a loss in other income, net, of $411,000 on one of our investments in an early stage private company.

Intangible asset

Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. We amortize intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives on our identifiable intangibles is three to seven years. We assess the impairment of identifiable intangibles, goodwill and property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as amended by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow.

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

The impairment review involved a two-step process as follows:

•
Step 1—We compared the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeded the unit’s fair value, we would have moved on to step 2. Since the unit’s fair value exceeded the carrying value, no further work was performed and no impairment charge was necessary.

•
Step 2—If we had determined in Step 1 that the carrying value of a reporting unit exceeded its fair value, we would have performed an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This would have derived an implied fair value for the reporting unit’s goodwill. We would then have compared the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill was greater than the implied fair value of its goodwill, an impairment loss would have been recognized for the excess.

The changes in the carrying amount of the goodwill and other intangible assets are as follows (in thousands):

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill and other intangible assets:
Purchased technology	$5,500	$2,493	$5,500	$1,119
Workforce	—	—	2,100	427
Deferred tax asset—technology	2,173	985	2,173	442
Deferred tax asset—workforce	—	—	830	169

Total intangible asset	7,673	3,478	10,603	2,157

Goodwill	140,703	28,564	137,365	27,968

Total	$148,376	$32,042	$147,968	$30,125

The aggregate amortization expense of intangible assets was $639,000 and $1.9 million for the three and nine months ended September 30, 2002. The amortization expense of goodwill and intangible assets was $12.5 million and $17.8 million for the three and nine months ended September 30, 2001. The estimated total amortization expense of intangible assets is $2.6 million for 2002, $2.6 million for 2003 and $997,000 for 2004.

During the second quarter of 2002, we recorded a $1.1 million charge against goodwill for the estimated costs to sublease excess facilities in Boulder, Colorado in connection with the Freshwater acquisition. Upon completion of the acquisition, we were able to more accurately estimate the costs to sublease these facilities by reviewing vacancy rates and current market conditions. This charge included $1.0 million for the remaining lease commitments of these facilities, net of the estimated sublease income throughout the duration of the lease term, and $66,000 for the write-down of related leasehold improvements. During the second and third quarter of 2002, cash payments of $174,000 were made in connection with this charge. At September 30, 2002, $829,000 had been accrued and is payable through 2006. Should facilities rental rates continue to decrease in this market or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2001	$109,397
Workforce	2,100
Accumulated amortization—workforce	(427)
Excess facilities charge	1,069

Balance at September 30, 2002	$112,139

The following table presents the pro forma effects of SFAS No. 142, assuming we had adopted the standard as of January 1, 2001 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss), as reported	$13,271	$(7,105)	$46,451	$18,375
Adjustments:
Amortization of goodwill	—	11,458	—	16,509
Amortization of workforce	—	275	—	352

Net income, as adjusted	$13,271	$4,628	$46,451	$35,236

Basic net income (loss) per share, as reported	$0.16	$(0.09)	$0.55	$0.22

Basic net income per share, as adjusted	$0.16	$0.06	$0.55	$0.43

Diluted net income (loss) per share, as reported	$0.15	$(0.09)	$0.52	$0.20

Diluted net income per share, as adjusted	$0.15	$0.05	$0.52	$0.39

In 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the application of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have an impact on our financial position and results of operations.

Derivative Financial Instruments

We enter into derivative financial instrument contracts to hedge certain foreign exchange and interest rate exposures and have adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Our forward foreign exchange contracts qualify under SFAS No. 133 as foreign-currency hedges. In January 2002, we entered into an interest rate swap which is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offered Rate (“the LIBOR rate”) of $300.0 million of our Convertible Subordinated Notes (“the Notes”). In February 2002, we entered into a second interest rate swap with GSCM that does not qualify for hedge accounting treatment under SFAS No. 133 and therefore is marked-to-market through other income each quarter. Our January interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our January interest rate swap and the change in the fair value of the underlying 4.75% Notes attributable to changes in the LIBOR rate on our balance sheets, and we record any ineffectiveness arising from the difference between the two fair values in our statements of operations as other income or expense. See Note 9 for a full description of our hedging activities and related accounting policies.

Revenue Recognition

We derive our revenue from primarily three sources (i) license fees, (ii) subscription fees and (iii) service fees. We apply the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions to all transactions involving the sale of software products. In addition, we apply the provisions of Emerging Issues Task Force Issue (EITF) No. 00-03 Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware to our managed services software transactions.

License revenue is comprised of fees charged for the use of our products licensed under perpetual or multiple year arrangements (generally three years or longer) in which the license fee is separately determinable from maintenance, professional services or managed services components of the sales arrangement. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable based on the payment terms associated with the transaction and whether or not collection is probable. If a significant portion of a fee is due after our normal payment terms, which are generally within 60 days of the invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue at the earlier of cash collection or as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. For all sales, except those completed over the Internet, we use either a customer order document or signed license or service agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement.

Subscription revenue is comprised of fees charged for the use of our products or provision of managed services which are licensed under short, fixed-term arrangements (generally two years or less) for which, due to the short-term nature of the arrangement, the separate values of the respective elements of the arrangements (e.g., maintenance) are not objectively determinable. Customers do not pay any set up fee. Generally, all elements of subscription fee arrangements are recognized as revenue ratably over the term of the period of the subscription contract.

Service revenue is comprised of fees charged for product maintenance and professional service arrangements which are determinable based on vendor specific evidence of value. Maintenance fee arrangements include ongoing customer support and rights to product updates. Payments for maintenance are generally made in advance and are nonrefundable. They are recognized as revenue ratably over the period of the maintenance contract. Professional services include product training and consulting services. They are recognized as revenue as the services are provided.

For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our licenses are based upon renewal rates quoted in the contracts, and in the absence of stated renewal rates upon separate sales of renewals to other customers. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. Most of our arrangements involve multiple obligations. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

In accordance with the provisions of Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, we record barter transactions at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. To date, revenue from barter transactions has been insignificant and represents less than 1% of net revenue.

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

Advertising expense

We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. For the three and nine months ended September 30, 2002, advertising expenses totaled $1.6 million and $3.2 million, respectively. For the three and nine months ended September 30, 2001, advertising expenses totaled $1.1 million and $4.5 million, respectively.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation, namely the presentation and classification of license, subscription and service fee revenue, and costs and expenses. The statement of cash flows has also been modified between sales reserve and trade accounts receivable to conform to the current year presentation.

NOTE 2—NET INCOME PER SHARE

Earnings per share is calculated in accordance with the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, using the treasury stock method. For the three and nine months ended September 30, 2002 and 2001, dilutive potential common shares outstanding reflects shares issuable under our stock option and stock purchase plans. For the three months ended September 30, 2001, all options were considered anti-dilutive as a result of our net loss.

The following table summarizes our earnings per share computations for the three and nine months ended September 30, 2002 and 2001 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator:
Net income (loss)	$13,271	$(7,105)	$46,451	$18,375

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	84,187	83,266	83,732	82,494
Incremental common shares attributable to shares issuable under employee stock plans	3,556	—	4,816	7,892

Denominator for diluted net income (loss) per share—weighted average shares	87,743	83,266	88,548	90,386

Basic net income (loss) per share	$0.16	$(0.09)	$0.55	$0.22

Diluted net income (loss) per share	$0.15	$(0.09)	$0.52	$0.20

For the three and nine months ended September 30, 2002, options to purchase 16,403,000 and 11,314,000 shares of common stock with a weighted average price of $44.00 and $50.99, respectively, were considered anti-dilutive because the options’ exercise price was greater than the average fair market value of our common stock for the period then ended. For the three and nine months ended September 30, 2001, options to purchase 9,801,000 and 6,104,000 shares of common stock with a weighted average price of $55.99 and $65.20, respectively, were considered anti-dilutive. For both the three and nine months ended September 30, 2002 and 2001, common stock reserved for issuance upon conversion of the outstanding Notes for approximately 2,697,000 and 4,494,000 shares, respectively, were not included in diluted earnings per share because the conversion would be anti-dilutive.

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

NOTE 4—LONG-TERM DEBT

In July 2000, we issued $500.0 million in Convertible Subordinated Notes (“the Notes”). The Notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The Notes are subordinated in right of payment to all of our future senior debt. The Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem the Notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by us in each redemption.

In December 2001, our board of directors authorized a retirement program of up to $200.0 million in face value of our Notes. In the first quarter of 2002, we paid $24.9 million, including accrued interest, to retire $29.8 million face value of the notes, which resulted in a gain on the early retirement of debt of $4.6 million. In the second quarter of 2002, we paid $41.0 million, including accrued interest, to retire $47.7 million face value of the Notes, which resulted in a gain on the early retirement of debt of $7.0 million. From December 2001 through June 30, 2002, we retired $200.0 million face value of the Notes. No Notes were retired during the third quarter of 2002. At September 30, 2002, the remaining outstanding Notes had a net book value of $309.2 million, net of debt issuance costs. As a result, our interest expense resulting from our Notes has decreased during 2002.

In January 2002, we entered into an interest rate swap with respect to $300.0 million of our Notes which has the economic effect of modifying the interest obligations associated with our Notes so that the interest payable on the notes effectively becomes variable based on the six month LIBOR rate. The January interest rate swap is designated as an effective hedge of the change in the fair value attributable to the benchmark interest rate of $300.0 million of our Notes. The gain or loss from changes in the fair value of the January interest rate swap is expected to be highly effective at offsetting the loss or gain from changes in the fair value attributable to the benchmark interest rate throughout the life of the Notes. Our January interest rate swap qualifies under SFAS No. 133 as a fair value hedge. We have recorded the fair value of our January interest rate swap and the change in the fair value of the underlying Notes attributable to changes in the LIBOR rate on our balance sheets, and we recorded any ineffectiveness arising from the difference between the two fair values in our statements of operations as other income. See Note 9 for a full description of our hedging activities and related accounting policies.

In connection with the issuance of our Notes, we incurred $14.6 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. During the first six months of 2002, in conjunction with the retirement of a portion of our Notes we wrote-off $1.2 million of debt issuance costs. During the fourth quarter of 2001, we wrote off $2.6 million of debt issuance costs. No costs were written off during the first nine months of 2001 or the third quarter of 2002. The remaining costs are being amortized using a straight-line method over the remaining term of the Notes. Amortization expense related to the issuance costs was $405,000 and $1.2 million for the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2001, amortization expense related to the issuance costs was $522,000 and $1.6 million, respectively. At September 30, 2002 and December 31, 2001, net debt issuance costs were $6.4 million and $8.8 million, respectively.

During the second quarter of 2002, we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify all gains and losses related to extinguishment of debt as extraordinary items, net of income taxes, unless they meet certain conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, however early adoption is encouraged. As a result of the early adoption of SFAS No. 145, we have reclassified zero and $11.6 million gain for the three and nine months ended September 30, 2002, respectively, as other income.

NOTE 5—COMPREHENSIVE INCOME

We report components of comprehensive income in our annual consolidated statements of shareholders’ equity. Comprehensive income consists of net income and foreign currency translation adjustments. Total comprehensive income for the three and nine months ended September 30, 2002 and 2001 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss)	$13,271	$(7,105)	$46,451	$18,375
Currency translation gain (loss)	615	(872)	713	(453)

Comprehensive income (loss)	$13,886	($7,977)	$47,164	$17,922

NOTE 6—INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2002 differs from statutory tax rates principally because of the non-deductibility of charges for amortization of goodwill and other intangible assets and stock-based compensation, and our participation in special reduced taxation programs in Israel. This tax structure is dependent upon continued reinvestment in our Israeli operations.

NOTE 7—STOCK-BASED COMPENSATION

During the second quarter of 2001, in connection with the acquisition of Freshwater Software, Inc., we recorded unearned stock-based compensation totaling $10.4 million associated with approximately 140,000 unvested stock options assumed. The options assumed were valued using the fair market value of our stock on the date of acquisition, which was $72.21. During the third quarter of 2001, we also recorded unearned stock-based compensation of $341,000 in conjunction with the restructuring. The options were valued using the fair market value of our stock on the date of accelerated vesting, which was a weighted average of $32.92. We reduced unearned stock-based compensation by $2.3 million and $4.0 million during the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively, due to the termination of certain employees. Amortization of unearned stock-based compensation for the three and nine months ended September 30, 2002 was $251,000 and $918,000, and for the three and nine months ended September 30, 2001 was $934,000 and $1.5 million, respectively.

NOTE 8—SEGMENT AND GEOGRAPHIC REPORTING

We have three reportable operating segments: the Americas; Europe, the Middle East and Africa (EMEA); and Asia Pacific (APAC). These segments are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated performance management solutions. Our chief decision-makers evaluate operating segment performance based primarily on net revenue and certain operating expenses. Financial information for our geographic segments is summarized below for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net revenue to third parties:
Americas	$61,718	$53,300	$184,818	$176,800
EMEA	28,711	24,737	79,511	76,384
APAC	7,423	5,963	18,023	17,516

Total	$97,852	$84,000	$282,352	$270,700

	September 30, 2002	December 31, 2001
Property and equipment, net:
Americas	$55,685	$59,419
EMEA (including Israel of $29,166 and $28,853, respectively)	32,330	32,374
APAC	1,494	1,582

Total	$89,509	$93,375

International sales represented 37% and 35% of our total revenue for the three and nine months ended September 30, 2002, respectively, and 37% and 35% of our total revenue for the three and nine months ended September 30, 2001, respectively. The subsidiary located in the United Kingdom accounted for 11% and 10% of the consolidated net revenue to unaffiliated customers for the three and nine months ended September 30, 2002, respectively, less than 10% for the three months ended September 30, 2001 and 11% for the nine months ended September 30, 2001. Operations located in Israel accounted for 22% and 17% of the consolidated identifiable assets at September 30, 2002 and December 31, 2001, respectively. No other subsidiary represented 10% or more of the related consolidated amounts for the periods presented.

The following table presents revenue for testing (which includes tuning) and application performance management (APM) for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three months ended September 30,
	2002			2001
	Testing	APM	Total	Testing	APM	Total
Total revenue:
License fees	$41,746	$2,309	$44,055	$40,866	$1,608	$42,474
Subscription fees	6,128	7,934	14,062	2,819	5,907	8,726
Service fees	38,080	1,655	39,735	32,231	569	32,800

Total	$85,954	$11,898	$97,852	$75,916	$8,084	$84,000

	Nine months ended September 30,
	2002			2001
	Testing	APM	Total	Testing	APM	Total
Total revenue:
License fees	$126,792	$6,847	$133,639	$152,840	$2,777	$155,617
Subscription fees	14,352	23,326	37,678	8,614	14,269	22,883
Service fees	106,545	4,490	111,035	91,388	812	92,200

Total	$247,689	$34,663	$282,352	$252,842	$17,858	$270,700

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

We enter into forward foreign exchange contracts (“forward contracts”) to hedge foreign currency denominated intercompany receivables against fluctuations in exchange rates. We do not enter into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. We had outstanding forward contracts with notional amounts totaling $15.0 million and $15.4 million at September 30, 2002 and December 31, 2001, respectively. The forward contracts in effect at September 30, 2002 mature at various dates through May 2003 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Norwegian Kroner, Japanese Yen, Swiss Franc and Swedish Kroner. The unrealized net loss on our forward contracts was $186,000 at September 30, 2002 and a gain of $606,000 at December 31, 2001.

In January 2002, we entered into an interest rate swap with respect to $300.0 million of our Notes. The January interest rate swap is designated as an effective hedge of the change in the fair value attributable to the LIBOR rate of $300.0 million of our Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month LIBOR rate plus 86 basis points. The gain or loss from changes in the fair value of the swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR rate throughout the life of the Notes. The swap creates a market exposure to changes in the LIBOR rate. Under the terms of the January interest rate swap, we were required to provide initial collateral in the form of cash or cash equivalents to Goldman Sachs Capital Markets, L.P. (“GSCM”) in the amount of $6.0 million as continuing security for our obligations under the January interest rate swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury Interactive and GSCM as swap rates and equity prices fluctuate. We account for the initial collateral and any additional collateral as restricted cash on our balance sheet. At September 30, 2002, our total restricted cash was $6.0 million.

Our January interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We recorded the fair value of our January interest rate swap and the change in the fair value of the underlying Notes attributable to changes in the LIBOR rate on our balance sheets, and we recorded the ineffectiveness arising from the difference between the two fair values in our statements of operations as other income. For the quarter ended September 30, 2002, the fair value of the January interest rate swap was approximately $16.0 million, and the change in the fair value of the debt attributable to changes in the LIBOR rate resulted in an increase to the carrying value of the debt of $15.6 million. The difference of $386,000 was recorded in other income as the unrealized gain on our interest rate swap.

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

For the three and nine months ended September 30, 2002, we have recorded interest expense of $2.2 million and $5.7 million and interest income of $3.9 million and $10.7 million, respectively, as a result of both interest rate swaps. Our net interest expense, including the interest paid on our debt, was $2.3 million and $7.5 million for the three and nine months ended September 30, 2002 and $5.9 million and $17.8 million for the three and nine months ended September 30, 2001, respectively.

NOTE 10—RELATED PARTIES

In April 2001 and July 2002, we invested $3.0 million and $369,000 in InteQ Corporation (InteQ) for 6,782,727 shares and 834,512 shares of its Series B Preferred stock, respectively. These investments are accounted for using the cost method. We hold 5% of the InteQ outstanding voting securities and do not have a seat on the InteQ board of directors. In June 2002, we entered into a two-year subcontractor agreement with InteQ to outsource the delivery of the monitoring and problem remediation solutions of our Global SiteReliance (GSR) service. Prior to the subcontractor agreement, we delivered the GSR service to three customers, which as of June 2002 have been transitioned to InteQ. For a subcontractor fee, InteQ will perform the remaining services for these customers and any additional or new service contracts entered into by us. As of September 30, 2002, GSR service revenue of $183,000 related to these customers was netted against the subcontractor fee of $183,000. To perform the GSR service to our existing customers, InteQ has purchased a SiteScope thirteen-month term license from us for approximately $216,000. This term license was sold to InteQ with extended payment terms; consequently we are recognizing the revenue associated with this term license as payments are made by InteQ. For the three months ended September 30, 2002, revenue of $59,000 was recorded for the InteQ SiteScope license. To service additional customers, InteQ will have to acquire additional SiteScope licenses based upon certain criteria.

In August 2002, we entered into a referral fee agreement whereby InteQ will pay us a 15% referral fee for customers referred by us to InteQ. As of September 30, 2002, no referral fee revenue was recognized.

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

NOTE 12—SUBSEQUENT EVENT

In order to improve the overall effectiveness of our interest rate swap arrangement, in November 2002 we terminated our January and February interest rate swaps with GSCM and replaced them with a single interest rate swap with GSCM. The new swap is based on the same general economic parameters as the original swaps, however beginning in January 2003, the variable interest rate will be modified so that it is based on the 3-month LIBOR plus 48.5 basis points.

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

Overview

We were incorporated in 1989 and began shipping testing products in 1991. Since 1991, we have introduced a variety of solutions for enterprise testing, production tuning and application performance management (APM), which enable customers to optimize technology-enabled business processes and maximize business results. Customers use our solutions across their application and technology infrastructures to continuously measure, maximize and manage performance at every level of the business process and each stage of the application lifecycle to improve quality, reduce costs, and align IT with business goals.

In May 2001, we acquired all of the outstanding securities of Freshwater Software, Inc. (Freshwater), a provider of eBusiness monitoring and management solutions. The transaction was accounted for as a purchase and, accordingly, the operating results of Freshwater have been included in our accompanying consolidated financial statements from the date of acquisition. If the purchase had occurred at the beginning of the first quarter of 2001, our consolidated net revenue for the nine months ended September 30, 2001 would have been $275.1 million, net loss would have been $(6.4) million, and loss per share would have been $(0.08).

Results of Operations

The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue:
License fees	45%	51%	48%	58%
Subscription fees	14	10	13	8
Service fees	41	39	39	34

Total revenue	100	100	100	100

Costs and expenses:
Cost of revenue	16	16	15	15
Marketing and selling	51	54	52	53
Research and development	9	11	10	10
General and administrative	7	6	7	6
Amortization of unearned stock-based compensation	—	1	—	—
Restructuring, integration and other related charges	—	5	—	2
Amortization of goodwill and other intangible assets	1	15	1	7

Total costs and expenses	84	108	85	93

Income (loss) from operations	16	(8)	15	7
Other income, net	1	2	6	3

Income (loss) before provision for income taxes	17	(6)	21	10
Provision for income taxes	3	2	4	3

Net income (loss)	14%	(8)%	17%	7%

Revenue

License fee revenue was $44.1 million for the three months ended September 30, 2002, compared to $42.5 million for the three months ended September 30, 2001, an increase of 4%. This increase of $1.6 million in license fee revenue was primarily attributable to an increase of $880,000 in testing license fees, as well as an increase of $701,000 in APM license fees. License fee revenue was $133.6 million for the nine months ended September 30, 2002, compared to $155.6 million for the nine months ended September 30, 2001, a decrease of 14%. This decrease of $22.0 million in license fee revenue was primarily attributable to a reduction of $26.0 million in testing license fees, resulting from the economic downturn and reduced spending by IT organizations, which was partially offset by an increase of $4.1 million in APM license fees. We expect our license fee revenue to increase in the near-term.

Subscription fee revenue was $14.1 million for the three months ended September 30, 2002, compared to $8.7 million for the three months ended September 30, 2001, an increase of 61%. This increase of $5.3 million in subscription fee revenue was primarily attributable to an increase of $3.3 million in testing subscription revenue and an increase of $2.0 million in our APM subscription products and services revenue. Subscription fee revenue was $37.7 million for the nine months ended September 30, 2002, compared to $22.9 million for the nine months ended September 30, 2001, an increase of 65%. This increase of $14.8 million in subscription fee revenue was primarily attributable to an increase of $9.1 million in our APM subscription products and services revenue and an increase of $5.7 million in testing subscription revenue. We expect sales of our subscription licenses and services to continue to grow in the near-term.

Service fee revenue, which is comprised of product maintenance, training and consulting services, was $39.7 million for the three months ended September 30, 2002, compared to $32.8 million for the three months ended September 30, 2001, an increase of 21%. This increase of $6.9 million in service fee revenue was primarily attributable to an increase of $5.5 million in testing maintenance revenue due to renewals of existing maintenance contracts and an increase of $903,000 in APM maintenance. Service fee revenue was $111.0 million for the nine months ended September 30, 2002, compared to $92.2 million for the nine months ended September 30, 2001, an increase of 20%. This increase in service fee revenue of $18.8 million was primarily attributable to an increase of $13.8 million in testing maintenance revenue due to renewals of existing maintenance contracts, an increase of $2.9 million in APM service revenue, an increase of $1.3 million in testing professional services, and an increase of $772,000 for APM professional services. We expect that service fee revenue will continue in the near-term to increase in absolute dollars as long as our customer base continues to grow.

International sales represented 37% and 35% of our total revenue for the three and nine months ended September 30, 2002 and 37% and 35% of our total revenue for the three and nine months ended September 30, 2001. Our international revenue increased 18% and 4% for the three and nine months ended September 30, 2002, compared to the respective periods in 2001, primarily due to improved sales performance in EMEA and APAC and foreign currency fluctuations.

Cost and expenses

Cost of revenue

Cost of revenue includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation and production personnel; costs associated with our managed services business, including personnel related costs, fees to providers of internet bandwidth and related infrastructure and depreciation expense of managed services equipment; and costs of providing product technical support and training and consulting, largely consisting of personnel costs and related expenses. We have not presented cost of revenue by revenue classification because the allocation of such costs would be arbitrary and not meaningful to the presentation of the financial results. Cost of revenue was $15.5 million for the three months ended September 30, 2002, or 16% of total revenue, compared to $13.1 million for the three months ended September 30, 2001, or 16% of total revenue. The absolute dollar increase of $2.3 million for the three months ended September 30, 2002, compared to the three months ended September 30, 2001 was primarily due to an increase of $1.4 million in outsourcing expenses and an increase of $505,000 in personnel-related costs. Cost of revenue was $43.5 million for the nine months ended September 30, 2002, or 15% of total revenue, compared to $40.9 million for the nine months ended September 30, 2001, or 15% of total revenue. The absolute dollar increase of $2.6 million for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001 was primarily due to an increase of $1.2 million in personnel-related costs and $910,000 in IT infrastructure costs. We expect cost of revenue to continue to increase in absolute dollars although we expect it to decrease as a percentage of revenue in the near-term.

Marketing and selling

Marketing and selling expense consists of employee salaries and related costs, sales commissions, facilities expenses and marketing programs. Marketing and selling expense was $50.5 million for the three months ended September 30, 2002, or 51% of total revenue, compared to $45.2 million for the three months ended September 30, 2001, or 54% of total revenue. The absolute dollar increase of $5.3 million was attributable to an increase of $2.0 million in personnel-related costs, primarily reflecting an increased number of sales and marketing employees, an increase of $1.4 million in marketing programs resulting from the launch of our Business Technology Optimization (BTO) initiative, an increase of $872,000 in professional services expense, and an increase of $798,000 in travel and entertainment expenses. Marketing and selling expense was $147.1 million for the nine months ended September 30, 2002, or 52% of total revenue, compared to $142.0 million for the nine months ended September 30, 2001, or 53% of total revenue. The absolute dollar increase of $5.1 million was attributable to an increase of $3.2 million in personnel-related costs, primarily reflecting an increased number of sales and marketing employees as well as an increase of $1.8 million in IT infrastructure costs, an increase of $1.0 million in travel and entertainment expenses, and an increase of $976,000 in facility costs, offset by a decrease of $1.3 million in sales commission expense due to changes in compensation plans and a decrease of $1.3 million due to reduced spending in sales meetings and conferences. We expect marketing and selling expenses to increase in absolute dollars but generally remain flat or decrease as a percentage of revenue in the near-term.

Research and development

Research and development expense consists of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures, and is comprised primarily of employee salaries and related costs, consulting costs, equipment depreciation and facilities expenses. Research and development expense was $9.2 million for the three months ended September 30, 2002, or 9% of total revenue, compared to $9.3 million for the three months ended September 30, 2001, or 11% of total revenue. The absolute dollar decrease of $22,000 was primarily attributable to a $1.0 million devaluation of the Israeli Shekel to the US dollar offset by an increase of $561,000 in personnel-related costs and an increase of $443,000 in travel and entertainment expenses. Research and development expense was $27.7 million for the nine months ended September 30, 2002, or 10% of total revenue, compared to $28.1 million for the nine months ended September 30, 2001, or 10% of total revenue. The absolute dollar decrease of $335,000 was primarily attributable to a $3.6 million devaluation of the Israeli Shekel to the US dollar offset by an increase of $2.6 million in personnel-related costs. We expect overall research and development expense to continue to increase in absolute dollars in the near-term.

General and administrative

General and administrative expense consists of employee salaries and related costs associated with administration and management personnel. General and administrative expense was $6.5 million for the three months ended September 30, 2002, or 7% of total revenue, compared to $5.6 million for the three months ended September 30, 2001, or 6% of total revenue. The absolute dollar increase of $959,000 was primarily attributable to an increase of $571,000 in professional services as well as an increase of $308,000 in personnel-related costs, reflecting an increased number of employees. General and administrative expense was $20.1 million for the nine months ended September 30, 2002, or 7% of total revenue, compared to $16.7 million for the nine months ended September 30, 2001, or 6% of total revenue. The absolute dollar increase of $3.5 million was primarily attributable to an increase of $1.6 million in personnel-related costs, an increase of $1.4 million in professional services expense, as well as an increase of $526,000 in insurance expenses, offset by a decrease of $501,000 in IT infrastructure costs. We expect overall general and administrative expense to continue to increase in absolute dollars but generally remain flat as a percentage of revenue in the near-term.

Amortization of unearned stock-based compensation

Amortization of unearned stock-based compensation was $251,000 for the three months ended September 30, 2002 or less than 1% of total revenue, compared to $934,000 for the three months ended September 30, 2001, or 1% of total revenue. Amortization of unearned stock-based compensation was $918,000 for the nine months ended September 30, 2002, or less than 1% of total revenue, compared to $1.5 million for the nine months ended September 30, 2001, or less than 1% of total revenue. During the second quarter of 2001, in connection with the acquisition of Freshwater Software, Inc., we recorded unearned stock-based compensation totaling $10.4 million associated with approximately 140,000 unvested stock options that we assumed. The options assumed were valued using the fair market value of our stock on the date of acquisition, which was $72.21. During the third quarter of 2001, we also recorded unearned stock-based compensation of $341,000 in conjunction with the restructuring. The options were valued using the fair market value of our stock on the date of accelerated vesting, which was a weighted average of $32.92. Through September 30, 2002, we reduced unearned stock-based compensation by $6.3 million due to the termination of certain employees.

Restructuring, integration and other related charges

Restructuring, integration and other related charges was zero for the three months ended September 30, 2002, compared to $4.4 million for the three months ended September 30, 2001, or 5% of total revenue. Restructuring, integration and other related charges was $(537,000) for the nine months ended September 30, 2002, or less than 1% of total revenue, compared to $5.4 million for nine months ended September 30, 2001, or 2% of total revenue. During the third quarter of 2001, in connection with management’s plan to reduce costs and improve operating efficiencies, we recorded restructuring charges of $4.4 million, consisting of $2.9 million for headcount reductions, $1.1 million for the cancellation of a marketing event, and $400,000 for professional services and consolidation of facilities. Employee reductions consisted of a reduction in force of approximately 140 employees, or approximately 8% of our worldwide workforce. Total cash outlays associated with the restructuring were originally expected to be

$4.2 million, of which $3.4 million of cash was paid through December 31, 2001. During the first quarter of 2002, we reversed $537,000 of the cash restructuring charges associated with the cancellation of the marketing event because we were able to use the deposit for another event. The remaining $233,000 of cash restructuring charges were paid during the first quarter of 2002. The remaining $200,000 of restructuring costs consists of non-cash charges for asset write-offs.

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

Amortization of goodwill and other intangible assets

Amortization of goodwill and other intangible assets was $639,000 for the three months ended September 30, 2002, or less than 1% of total revenue, compared to $12.5 million for the three months ended September 30, 2001, or 15% of total revenue. Amortization of goodwill and other intangible assets was $1.9 million for the nine months ended September 30, 2002, or 1% of total revenue, compared to $17.8 million for the nine months ended September 30, 2001, or 7% of total revenue. In May 2001, we acquired all of the outstanding securities of Freshwater for cash consideration of $146.1 million. The purchase price included $849,000 for the fair value of approximately 13,000 assumed Freshwater vested stock options, as well as direct acquisition costs of $529,000. The fair value of options assumed were estimated using the Black-Scholes model with the following assumptions: fair value of $74.21; expected life (years) of four; risk-free interest rate of 4.41%; volatility of 92%; and dividend yield of zero percent. The allocation of the purchase price resulted in an excess of purchase price over net tangible assets acquired of $148.1 million. This was allocated, based on a third party valuation, $2.1 million to workforce, $5.5 million to purchased technology and $140.5 million to goodwill, including $3.0 million of goodwill for deferred tax assets associated with the workforce and purchased technology. During 2001, the goodwill and other intangible assets were amortized on a straight-line basis over 3 years.

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

During the second quarter of 2002, we recorded a $1.1 million charge against goodwill for the estimated costs to sublease excess facilities in Boulder, Colorado in connection with the Freshwater acquisition. Upon completion of the acquisition, we were able to more accurately estimate the costs to sublease these facilities by reviewing vacancy rates and current market conditions. This charge included $1.0 million for the remaining lease commitments of these facilities, net of the estimated sublease income throughout the duration of the lease term, and $66,000 for the write-down of related leasehold improvements. During the second and third quarter of 2002, cash payments of $174,000 were made in connection with this charge. At September 30, 2002, $829,000 had been accrued and is payable through 2006. Should facilities rental rates continue to decrease in this market or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.

Other income, net

Other income, net consists primarily of interest income, interest expense related to our 4.75% Convertible Subordinated Notes (the “Notes”), our interest rate swaps, gains from the early retirement of this debt, and foreign exchange gains and losses. Other income, net was $1.6 million for the three months ended September 30, 2002, or 1% of total revenue, compared to $1.4 million for the three months ended September 30, 2001, or 2% of total revenue. The absolute dollar increase of $164,000 was primarily attributable to a decrease of $2.0 million in debt related costs, a $386,000 unrealized gain on our interest rate swap, offset by a $1.2 million foreign exchange loss and a decrease of $964,000 in interest income due to lower interest rates. Other income, net was $17.2 million for the nine months ended September 30, 2002, or 6% of total revenue, compared to $9.6 million for the nine months ended September 30, 2001, or 3% of total revenue. The absolute dollar increase of $7.6 million was primarily attributable to an $11.6 million gain on early retirement of Notes, and a reduction in debt related costs of $5.8 million offset by a decrease of $8.3 million in interest income due to lower average investment balances, a $1.5 million foreign exchange loss, and a loss of $411,000 on one of our investments in an early stage private company.

In December 2001, our board of directors authorized a retirement program of up to $200.0 million in face value of our Notes. In the first quarter of 2002, we paid $24.9 million, including accrued interest, to retire $29.8 million face value of the notes, which resulted in a gain on the early retirement of debt of $4.6 million. In the second quarter of 2002, we paid $41.0 million, including accrued interest, to retire $47.7 million face value of the notes, which resulted in a gain on the early retirement of debt of $7.0 million. From December 2001 through June 30, 2002, we retired $200.0 million face value of the notes. No Notes were retired during the third quarter of 2002. As a result, our interest expense resulting from our Notes has decreased in the first nine months of 2002.

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

We enter into forward foreign exchange contracts (“forward contracts”) to hedge foreign currency denominated intercompany receivables against fluctuations in exchange rates. We do not enter into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. We had outstanding forward contracts with notional amounts totaling $15.0 million and $15.4 million at September 30, 2002 and December 31, 2001, respectively. The forward contracts in effect at September 30, 2002 mature at various dates through May 2003 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Norwegian Kroner, Japanese Yen, Swiss Franc and Swedish Kroner. The unrealized net loss on our forward contracts was $186,000 at September 30, 2002 and a gain of $606,000 at December 31, 2001, respectively.

In January 2002, we entered into an interest rate swap with respect to $300.0 million of our Notes. The January interest rate swap is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offered Rated (the “LIBOR” rate) of $300.0 million of our Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month LIBOR rate plus 86 basis points. The gain or loss from changes in the fair value of the January interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR rate throughout the life of the Notes. The swap creates a market exposure to changes in the LIBOR rate. If the LIBOR rate increases or decreases by 1% our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. Under the terms of the January interest rate swap, we were required to provide initial collateral in the form of cash or cash equivalents to Goldman Sachs Capital Markets, L.P. (“GSCM”) in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury Interactive and GSCM as swap rates and equity prices fluctuate. We account for the initial collateral and any additional collateral as restricted cash on our balance sheet. At September 30, 2002, our total restricted cash was $6.0 million.

Our January interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We recorded the fair value of our January interest rate swap and the change in the fair value of the underlying Notes attributable to changes in the LIBOR rate on our balance sheets, and we recorded the ineffectiveness arising from the difference between the two fair values in our statements of operations as other income. For the quarter ended September 30, 2002, the fair value of the January interest rate swap was approximately $16.0 million, and the change in the fair value of the debt attributable to changes in the LIBOR rate resulted in an increase to the carrying value of the debt of $15.6 million. The difference of $386,000 was recorded in other income as the unrealized gain on our interest rate swap.

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

For the three and nine months ended September 30, 2002, we have recorded interest expense of $2.2 million and $5.7 million and interest income of $3.9 million and $10.7 million, respectively, as a result of both interest rate swaps. Our net interest expense, including the interest paid on our debt, was $2.3 million and $7.5 million for the three and nine months ended September 30, 2002 and $5.9 million and $17.8 million for the three and nine months ended September 30, 2001, respectively.

In order to improve the overall effectiveness of our interest rate swap arrangement, in November 2002 we terminated our January and February interest rate swaps with GSCM and replaced them with a single interest rate swap with GSCM. The new swap is based on the same general economic parameters as the original swaps; however, beginning in January 2003, the variable interest rate will be modified so that it is based on the 3-month LIBOR plus 47.5 basis points.

Provision for income taxes

We have structured our operations in a manner designed to maximize income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire at various dates through 2012. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. The effective tax rate for the three and nine months ended September 30, 2002 and 2001 differs from statutory tax rates principally because of the non-deductibility of charges for amortization of goodwill and other intangible assets and stock-based compensation, and our participation in special reduced taxation programs in Israel. As part of our overall tax strategy, we intend to continue to increase our investment in our Israeli operations.

Liquidity and Capital Resources

At September 30, 2002, our principal source of liquidity consisted of $622.1 million of cash and investments, compared to $588.9 million at December 31, 2001. The September 30, 2002 balance included $141.5 million of short-term and $137.2 million of long-term investments in high quality financial, government, and corporate securities. The increase in cash and investments from September 30, 2002, compared to December 31, 2001 was primarily due to positive cash generated from operations and cash received from issuance of common stock under our stock option and employee stock purchase plans, offset by cash used to retire our convertible notes, capital expenditures, and other investments. During the nine months ended September 30, 2002, we generated $90.9 million of cash from operating activities, compared to $53.7 million during the nine months ended September 30, 2001. The increase in cash from operations during the first nine months of 2002, compared to the first nine months of 2001 was due primarily to a larger increase in the deferred revenue balance and a smaller reduction in accrued liabilities.

During the nine months ended September 30, 2002, our investing activities consisted primarily of net purchases of investments of $61.8 million and purchases of property and equipment of $6.5 million. Our purchases of property and equipment included $2.1 million for the construction of research and development facilities in Israel. We expect to spend an additional $5.0 million on renovations of our buildings in Sunnyvale and expect to spend an additional $1.2 million to complete the Israel facility. We have completed the construction of the Israel facility and moved in during the third quarter of 2002. Our investing activities also consisted of capital call payments in a private equity fund and an early stage private company of $2.2 million. We have committed to make additional capital contributions to a private equity fund totaling $10.1 million and we expect to pay approximately $7.1 million through March 31, 2003 as capital calls are made.

During the nine months ended September 30, 2002, our primary financing activity consisted of uses of cash for the retirement of Notes of $64.6 million (excluding interest expense) and delivery of restricted cash as collateral required under our interest rate swap with GSCM of $6.0 million, offset by cash proceeds from common stock issued under our employee stock option and stock purchase plans, net of notes receivable collected from issuance of common stock of $20.5 million.

In July 2000, we raised $485.4 million from the issuance of Notes with an aggregate principal amount of $500.0 million. The notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The notes are subordinated in right of payment to all of our future senior debt. The notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem our notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by us in each redemption.

In December 2001, the board of directors authorized a retirement program of up to $200.0 million in face value for our Notes In the first quarter of 2002, we paid $24.9 million, including accrued interest, to retire $29.8 million face value of the notes, which resulted in a gain on early retirement of debt of $4.6 million. In the second quarter of 2002, we paid $41.0 million, including accrued interest, to retire $47.7 million face value of the notes, which resulted in a gain on the early retirement of debt of $7.0 million. From December 2001 through June 30, 2002, we retired $200.0 million face value of the notes. No debt was retired during the third quarter of 2002. At September 30, 2002, the remaining outstanding notes had a net book value of $309.2 million, net of debt issuance costs. As a result, our interest expense resulting from our Notes has decreased during 2002.

During the third quarter of 2002, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly, as a result of decreases in customer demand or decreases in the acceptance of our future products and services, our ability to generate positive cash flow from operations may be jeopardized.

Future payments due under debt and lease obligations at September 30, 2002 are as follows (in thousands):

	4.75% Convertible Subordinated Notes due 2007(a)	Non-Cancelable Operating Leases	Total
2002	$—	$1,888	$1,888
2003	—	5,800	5,800
2004	—	2,766	2,766
2005	—	1,225	1,225
2006	—	436	436
Thereafter	300,000	281	300,281

Total	$300,000	$12,396	$312,396

(a)
Assuming we do not retire additional Notes during 2002 and interest rates stay consistent, we will make interest payments net of our interest rate swaps of approximately $1.8 million during the remaining one quarter of 2002; approximately $7.2 million during 2003, 2004, 2005, and 2006; and approximately $3.6 million during 2007. The face value of our Notes differs from our book value. See Note 4 for a full description of our long-term debt activities and related accounting policies.

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating and assumptions used in the preparation of financial statements;

•	accounting for software development costs;

•	valuation of long-lived assets, goodwill and other intangible assets;

•	accounting for income taxes;

•	accounting for non-consolidated companies; and

•	accounting for unearned stock-based compensation.

Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

Revenue recognition

We derive our revenue from primarily three sources (i) license fees, (ii) subscription fees and (iii) service fees. We apply the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions to all transactions involving the sale of software products. In addition, we apply the provisions of Emerging Issues Task Force Issue No. 00-03 Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware to our managed services software transactions.

License revenue is comprised of fees charged for the use of our products licensed under perpetual or multiple year arrangements (generally three years or longer) in which the license fee is separately determinable from maintenance, professional services or managed services components of the sales arrangement. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable based on the payment terms associated with the transaction and whether or not collection is probable. If a significant portion of a fee is due after our normal payment terms, which are generally within 60 days of the invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue at the earlier of cash collection or as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. For all sales, except those completed over the Internet, we use either a customer order document or signed license or service agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement.

Subscription revenue is comprised of fees charged for the use of our products or provision of managed services which are licensed under short, fixed-term arrangements (generally two years or less) for which, due to the short-term nature of the arrangement, the separate values of the respective elements of the arrangements (e.g., maintenance) are not objectively determinable. Customers do not pay any set up fee. Generally, all elements of subscription fee arrangements are recognized as revenue ratably over the term of the period of the subscription contract.

Service revenue is comprised of fees charged for product maintenance and professional services arrangements which are determinable based on vendor specific evidence of value. Maintenance fee arrangements include ongoing customer support and rights to product updates. Payments for maintenance are generally made in advance and are nonrefundable. They are recognized as revenue ratably over the period of the maintenance contract. Professional services include product training and consulting services. They are recognized as revenue as the services are provided.

For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our licenses are based upon renewal rates quoted in the contracts, and in the absence of stated renewal rates upon separate sales of renewals to other customers. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. Most of our arrangements involve multiple obligations. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Estimates and assumptions used in the preparation of financial statements

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Use of estimates and assumptions include, but are not limited to, the sales reserve.

We must make estimates of potential future product returns and write off of bad debt accounts related to current period product revenue. We analyze historical returns, historical bad debts, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales reserves. Significant management judgments and estimates must be made and used in connection with establishing the sales reserves in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. At September 30, 2002, the provision for sales reserves was $6.6 million.

Accounting for software development costs

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in 2001 and for the nine months ended September 30, 2002.

Valuation of long-lived and other intangible assets and goodwill

For certain long-lived assets, property, plant and equipment, we are required to estimate the useful life of the asset and recognize our costs as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period.

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

When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow. Net intangible assets and long-lived assets was $100.1 million at September 30, 2002. Goodwill was $112.1 million at September 30, 2002.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have not recorded a valuation allowance at September 30, 2002, because we believe it is more likely than not that all deferred tax assets will be realized in the foreseeable future. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Accounting for non-consolidated companies

We make venture capital investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as US public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of a company is at an amount below fair value, or if a company has completed a financing based on a valuation significantly lower than our initial investment, it is our policy to record a reserve and the related write-down is recorded as an investment loss on our consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

At September 30, 2002, we had invested $20.8 million in private companies. In addition, we have committed to make capital contributions to a private equity fund totaling $10.1 million and we expect to pay approximately $7.1 million through March 31, 2003 as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The recent general decline in the Nasdaq National Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments. During the first quarter of 2002, we recorded a loss in other income, net, of $411,000 on one of our investments in an early stage private company.

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

The fair value of options and shares issued pursuant to the option plans and the Employee Stock Purchase Plan (“ESPP”) at the grant date were estimated using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

The effects of applying pro forma disclosures of net income and earnings per share are not likely to be representative of the pro forma effects on net income and earnings per share in the future years for the following reasons: 1) the number of future shares to be issued under these plans is not known and 2) the assumptions used to determine the fair value can vary significantly.

Related Parties

In April 2001 and July 2002, we invested $3.0 million and $369,000 in InteQ Corporation (InteQ) for 6,782,727 shares and 834,512 shares of its Series B Preferred stock, respectively. These investments are accounted for using the cost method. We hold 5% of the InteQ outstanding voting securities and do not have a seat on the InteQ board of directors. In June 2002, we entered into a two-year subcontractor agreement with InteQ to outsource the delivery of the monitoring and problem remediation solutions of our Global SiteReliance (GSR) service. Prior to the subcontractor agreement, we delivered the GSR service to three customers, which as of June 2002 have been transitioned to InteQ. For a subcontractor fee, InteQ will perform the remaining services for these customers and any additional or new service contracts entered into by us. As of September 30, 2002, GSR service revenue of $183,000 related to these customers was netted against the subcontractor fee of $183,000. To perform the GSR service to our existing customers, InteQ has purchased a SiteScope thirteen-month term license from us for approximately $216,000. This term license was sold to InteQ with extended payment terms; consequently we are recognizing the revenue associated with this term license as payments are made by InteQ. For the three months ended September 30, 2002, revenue of $59,000 was recorded for the InteQ SiteScope license. To service additional customers, InteQ will have to acquire additional SiteScope licenses based upon certain criteria.

In August 2002, we entered into a referral fee agreement whereby InteQ will pay us a 15% referral fee for customers referred by us to InteQ. As of September 30, 2002, no referral fee revenue was recognized.

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

Risk Factors

In addition to the other information included in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating our business and us.

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

In addition, the timing of our license revenue is difficult to predict because our sales cycles are typically short and can vary substantially from product to product and customer to customer. We base our operating expenses on our expectations regarding future revenue levels. As a result, if total revenue for a particular quarter is below our expectations, we could not proportionately reduce operating expenses for that quarter.

We have experienced seasonality in our revenue and earnings, with the fourth quarter of the year typically having the highest revenue and earnings for the year and higher revenue and earnings than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers and, to a lesser extent, from the structure of our sales commission program. We expect this seasonality to continue in the future.

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

Our dependence on indirect distribution channels presents a number of risks, including:

•	each of our systems integrators or value-added resellers, can cease marketing our products and services with limited or no notice and with little or no penalty;

•	our existing systems integrators or value-added resellers, may not be able to effectively sell any new products and services that we may introduce;

•	we may not be able to replace existing or recruit additional systems integrators or value-added resellers, if we lose any of our existing ones;

•	our systems integrators or value-added resellers, may also offer competitive products and services from third parties;

•	we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities; and

•	our systems integrators or value-added resellers, may not give priority to the marketing of our products and services as, compared to our competitors’ products.

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

If we are unable to manage rapid changes in our business, our business may be harmed.    From 1991 through 2000, we experienced significant annual increases in revenue, employees and number of product and service offerings. This growth has placed and, if it is renewed, will place a significant strain on our management and our financial, operational, marketing and sales systems. During 2001, we reduced our workforce by approximately 8%. If we cannot manage rapid changes in our business environment effectively, our business, competitive position, operating results and financial condition could suffer. Although we are implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of our sales and customer support systems, the implementation of these systems, procedures and controls may not be completed successfully, or may disrupt our operations. Any failure by us to properly manage these transitions could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan. Conversely, if we fail to reduce staffing levels when necessary, our costs would be excessive and our business and operating results could be adversely affected.

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

We depend on our international operations for a substantial portion of our revenue.    Sales to customers located outside the US have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenue, sales to customers outside the US were 37% and 35% for the three and nine months ended September 30, 2002 and 37% and 35% for the three and nine months ended September 30, 2001, respectively. In addition, we have substantial research and development operations in Israel. We face risks associated with our international operations, including:

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

Other factors that could increase our effective tax rate include the effect of changing economic conditions, business opportunities, and changes in tax laws and rulings. We have in the past and may continue in the future to retire amounts outstanding under our Notes. To the extent that these repurchases are completed below the par value of the outstanding notes, we may generate a taxable gain from these repurchases. These gains may result in an increase in our effective tax rate. Merger and acquisition activities, if any, could result in nondeductible expenses which may increase our effective tax rate. Our worldwide effective tax rate could be increased to the extent we are impacted by new tax laws or rulings.

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

Acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert the attention of our management and investments may become impaired and require us to take a charge against earnings.    In May 2001 we acquired Freshwater Software, Inc. and we have minority investments in private companies and private equity funds of $20.8 million and we may acquire or make investments in other companies and technologies. During the first quarter of 2002, we recorded a loss in other income, net, of $411,000 on one of our investments in an early stage private company. We are closely monitoring the financial health of the other private companies in which we hold minority equity investments. If we determine in accordance with our standard accounting policies that an impairment has occurred, then additional losses would be recorded. In the event of any future acquisitions or investments, we could:

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

The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits.    The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended October 31, 2002, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $42.48 to a low of $15.15. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Leverage and debt service obligations may adversely affect our cash flow.    In July 2000, we completed an offering of Notes with a principal amount of $500.0 million. Through June 30, 2002, we repurchased $200.0 million of principal amount of our Notes. We continue to have a substantial amount of outstanding indebtedness, primarily the Notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

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

In January 2002, we entered into an interest rate swap with respect to $300.0 million of our Notes. The January interest rate swap is designated as an effective hedge of the change in the fair value attributable to the LIBOR rate of $300.0 million of our Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month LIBOR rate plus 86 basis points. The gain or loss from changes in the fair value of the January interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR rate throughout the life of the Notes. The January interest rate swap creates a market exposure to changes in the LIBOR rate. If the LIBOR rate increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. Under the terms of the swap, we were required to provide initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury Interactive and GSCM as swap rates and equity prices fluctuate. We account for the initial collateral and any additional collateral as restricted cash on our balance sheet. At September 30, 2002, our total restricted cash was $6.0 million.

Our January interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We recorded the fair value of our January interest rate swap and the change in the fair value of the underlying Notes attributable to changes in the LIBOR rate on our balance sheets, and we recorded the ineffectiveness arising from the difference between the two fair values in our statements of operations as other income. For the quarter ended September 30, 2002, the fair value of the January swap was approximately $16.0 million, and the change in the fair value of the debt attributable to changes in the LIBOR rate resulted in an increase to the carrying value of the debt of $15.6 million. The difference of $386,000 was recorded in other income as the unrealized gain on interest rate swap.

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

We are exposed to credit exposure with respect to GSCM as counterparty under both swaps. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major US investment bank and because of its obligations under both swaps are guaranteed by the Goldman Sachs Group L.P.

In order to improve the overall effectiveness of our interest rate swap agreement, in November 2002 we terminated our January and February interest rate swaps with GSCM and replaced them with a single interest rate swap with GSCM. The new swap is based on the same general economic parameters as the original swaps, however beginning in January 2003, the variable interest rate will be modified so that it is based on the 3-month LIBOR plus 48.5 basic points.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market rate risk includes the risk of changes in interest rates. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as “held to maturity.” At September 30, 2002, $343.3 million, or 55% of our cash, cash equivalents and investment portfolio have a maturity of less than 90 days, and an additional $141.5 million, or 23% carried a maturity of less than one year. All investments mature, by policy, in less than three years. Information about our investment portfolio is presented in the table below, which states notional amounts and related weighted-average interest rates by year of maturity (in thousands):

	September 30,
	2003	2004	Thereafter	Total	Fair Value
Cash equivalents
Fixed rate	$304,642	—	—	$304,642	$304,642
Weighted average rate	1.97%	—	—	1.97%	—
Investments
Fixed rate	$141,526	$110,460	$26,784	$278,770	$284,097
Weighted average rate	4.45%	4.34%	4.45%	4.34%	—

Total investments	$446,168	$110,460	$26,784	$583,412	$588,739

Weighted average rate	2.75%	4.34%	4.45%	3.13%	—

Our long-term investments include $45.5 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

The fair value of our Notes fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our creditworthiness. The fair market value of the Notes at September 30, 2002 was $237.2 million while the face value was $300.0 million.

In January 2002, we entered into an interest rate swap with respect to $300.0 million of our Notes. The January interest rate swap is designated as an effective hedge of the change in the fair value attributable to the LIBOR of $300.0 million of our Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month LIBOR rate plus 86 basis points. The gain or loss from changes in the fair value of the swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR rate throughout the life of the Notes. The January interest rate swap creates a market exposure to changes in the LIBOR rate. If the LIBOR rate increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. Under the terms of the January interest rate swap, we were required to provide initial collateral in the form of cash or cash equivalents GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury Interactive and GSCM as swap rates and equity prices fluctuate. We account for the initial collateral and any additional collateral as restricted cash on our balance sheet. At September 30, 2002, our total restricted cash was $6.0 million.

Our January interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We recorded the fair value of our January interest rate swap and the change in the fair value of the underlying Notes attributable to changes in the LIBOR rate on our balance sheets, and we recorded the ineffectiveness arising from the difference between the two fair values in our statements of operations as other income. For the quarter ended September 30, 2002, the fair value of the January swap was approximately $16.0 million, and the change in the fair value of the debt attributable to changes in the LIBOR rate resulted in an increase to the carrying value of the debt of $15.6 million. The difference of $386,000 was recorded in other income as the unrealized gain on our interest rate swap.

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

In order to improve the overall effectiveness of our interest rate swap agreement, in November 2002 we terminated our January and February interest rate swaps with GSCM and replaced them with a single interest rate swap with GSCM. The new swap is based on the same general economic parameters as the original swaps, however beginning in January 2003, the variable interest rate will be modified so that it is based on the 3-month LIBOR plus 48.5 basic points.

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

From time to time, we make investments in private companies and venture capital funds. At September 30, 2002, we had invested $20.8 million in private companies. In addition, we have committed to make capital contributions to a private equity fund totaling $10.1 million and we expect to pay approximately $7.1 million through March 31, 2003 as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The recent general decline in the Nasdaq National Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments. During the first quarter of 2002, we recorded a loss in other income, net, of $411,000 on one of our investments in an early stage private company.

PART II.    OTHER INFORMATION

Item 4.    Controls and Procedures

(a)
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On August 13, 2002, we filed a current report on Form 8-K, reporting under Item 9 that on August 13, 2002 that the certifications of our Chief Executive Officer, Amnon Landan, and Chief Financial Officer, Douglas P. Smith, required by Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the Quarterly Report on Form 10-Q filed with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY INTERACTIVE CORPORATION (Registrant)

Dated:	November 12, 2002	By:	/s/ DOUGLAS P. SMITH
Douglas P. Smith Executive Vice President and Chief Financial Officer Principal Financial Officer

		By:	/s/ BRYAN J. LEBLANC
Bryan J. LeBlanc Vice President, Finance Principal Accounting Officer

CERTIFICATIONS

I, Amnon Landan certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercury Interactive Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/    AMNON LANDAN

Amnon Landan
President, Chief Executive Officer and Chairman of the Board

I, Douglas P. Smith certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercury Interactive Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/    DOUGLAS P. SMITH

Douglas P. Smith
Executive Vice President and Chief Financial Officer