Form 10-K
period 2002-12-31
MERCURY INTERACTIVE CORPORATION
filed 2003-03-14
CIK 867058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 0-22350

MERCURY INTERACTIVE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0224776
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1325 Borregas Avenue, Sunnyvale, California 94089

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 822-5200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.002 par value

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  YES  ☒    NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,667,468,875 as of June 30, 2002, based upon the closing sale price reported for that date on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2003 was 85,262,616.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2003 Annual Meeting of Stockholders to be held May 15, 2003 are incorporated by reference in Part II and III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors.” Our business may have changed since the date hereof, and we undertake no obligation to update the forward-looking statements in this Annual Report on Form 10-K.

Mercury Interactive, the Mercury Interactive logo, ActiveTune, ActiveWatch, LoadRunner, LoadRunner TestCenter, Optane, ProTune, QuickTest Professional, SiteScope, TestDirector, Topaz, Topaz ActiveAgent, Topaz Auto RCA, Topaz Business Availability, Topaz Console, Topaz Diagnostics, Topaz EMS Adapters, Topaz Observer, Topaz Open API, Topaz SiteScope, Topaz for SLM, and WinRunner are trademarks and/or registered trademarks of Mercury Interactive Corporation or its wholly-owned subsidiary, Freshwater Software, Inc. in the United States and/or other countries. The absence of a trademark from this list does not constitute a waiver of Mercury Interactive’s intellectual property rights concerning that trademark.

This Annual Report on Form 10-K contains references to other company, brand and product names. These company, brand and product names are used herein for identification purposes only and may be the trademarks of their respective owners. Mercury Interactive Corporation disclaims any responsibility for specifying which marks are owned by which companies or which organizations.

PART I

Item 1.	Business

General

Today’s enterprise is critically dependent on IT-delivered systems and applications that automate business processes to meet business requirements. These needs place IT in the relatively new role as a business-critical function and put IT management under enormous pressure to operate like a business. Business Technology Optimization (BTO) is an emerging new business strategy that enables companies to optimize and align business and technology performance to meet key business objectives. Mercury Interactive is the leading provider of BTO products and services, providing an integrated approach to testing, deployment assurance, and application performance management (APM) solutions that enable customers to optimize the quality of their IT-delivered services, align IT execution with business goals, and reduce spending throughout their IT infrastructure.

Our Optane suite of BTO products and services help customers ensure that key business goals are met or exceeded by optimizing application readiness in testing, system performance in deployment, and business availability in operations. We offer our testing, deployment assurance, and APM solutions as both software and managed services. The managed services versions of our offerings provide access to our global infrastructure, monitoring capabilities, as well as the extensive experience we have acquired from thousands of tuning sessions already performed.

Our customers represent global leaders and mid-tier companies in a wide range of industries including companies such as Ameritrade, Barnes & Noble.com, Bear Stearns, Cathay Pacific Airlines, Charles Schwab, Citibank, Dillard’s, E*Trade, Ford Motor Co., Gap Inc., GE Capital Financial, Inc., Hewlett-Packard, Microsoft, Motorola, Siemens Enterprise Networks, and Sony Corporation.

Our portfolio of solutions address the key challenges IT organizations face today in improving quality, maximizing business results and minimizing fixed costs at key stages of the application lifecycle and across the

IT infrastructure. Using our industry-leading automated testing solutions, customers can efficiently test their business applications prior to deployment through a repeatable approach to ensure they work as anticipated before releasing to internal or external users. Using our deployment assurance offerings, customers can optimize performance of their infrastructure, applications, as well as security components and manage their IT investments in a cost effective manner. Using our APM solutions, customers can manage the availability and performance of their production environments from a business-centric perspective. These offerings can quickly detect, diagnose and isolate performance problems experienced by users and can correlate this information to system metrics, allowing IT departments the opportunity to fix those problems before they adversely impact business results. Our Optane software solutions provide a common approach to measuring IT quality from pre-production testing through deployment and operations, allowing customers to leverage their technical and personnel investments among our products and services.

Our Optane software solutions also support today’s most common enterprise environments and technologies and are available on a wide range of platforms. Our Optane software solutions are made up of three product families: testing, deployment assurance, and APM that address key stages of the application lifecycle.

Testing:

•	Load testing products that stress applications under real-world conditions to predict systems’ behavior, scalability and performance and to identify and isolate problems;

•	Functional testing products that help ensure applications operate as expected;

•	Test process management products that organize and manage the testing process to determine application readiness; and

•	Managed load testing services that identify bottlenecks and capacity constraints before a Web site or Web-enabled application goes live.

Deployment Assurance:

•	Deployment assurance solutions that utilize our extensive experience, industry-standard tools, and proven procedures to systematically tune each tier and component of the IT system, maximize utilization of the system and optimize performance.

Application Performance Management:

•	APM applications and platforms to manage availability, performance, and service levels from a business-centric perspective—providing valuable insight into business health and IT service levels. Our APM applications provide end-to-end visibility into business availability and service level performance, align IT and business units around end-user objectives, improve business process performance and consistency, and reduce cost of fault management processes.

We work with leading application and technology companies to ensure our solutions integrate with today’s mission-critical IT environments. These companies include enterprise applications vendors such as Oracle, PeopleSoft, SAP AG, and Siebel Systems; IT application infrastructure vendors such as BEA Systems, Citrix Systems, Hewlett-Packard, IBM, Oracle, and Sun Microsystems; hardware vendors such as Hewlett-Packard, IBM, and Sun Microsystems; and database vendors such as IBM, Microsoft, Oracle, and Sybase. Not only do these alliances ensure that our solutions are optimized for use with their product offerings, many of these collaborations allow us to conduct joint marketing programs and seminars as well as participate in their user conferences.

We also maintain strong alliances with major systems integrators and value-added resellers, including Accenture, BearingPoint, Cap Gemini Ernst & Young, Deloitte Consulting Product Services (soon to become

Braxton), IBM Global Services, and others on a worldwide basis. We also work with a wide variety of specialty consulting partners.

There are four levels at which we work with our application independent software vendors (ISVs). First, many strategic ISVs have standardized on Mercury Interactive’s testing solutions in their internal R&D organizations—using our testing products to optimize the quality of their products before shipping to their customers. Second, we work jointly to make sure our products integrate together (via custom scripts, templates, functions, technology certification, etc.). Next, many of our ISV’s professional services organizations have standardized on our products as part of their consulting solutions. Finally, we have formed strategic software license and reseller agreements with our ISVs in which they will sell our products bundled with their own software.

In the last year, we announced a number of important relationships with strategic partners, including the following:

•	Oracle Consulting has standardized internally on our testing software to increase the efficiency and speed of Oracle E-Business Suite implementations. In addition, Oracle is compiling a library of test scripts for use with our testing software which Oracle will provide to its E-Business Suite customers to further facilitate customer implementations.

•	PeopleSoft is providing starter test kits for distribution to their customers and we are offering PeopleSoft customers an upgrade package for PeopleSoft applications in order to help customers accelerate the implementation and upgrades of PeopleSoft software. PeopleSoft engineering and research and development groups are also in the process of an internal global roll-out of our functional, test management and performance testing software.

•	SAP AG will bundle an introductory version of our software with SAP solutions, such as mySAP™ Enterprise Portal, for distribution to SAP customers. In addition, SAP will resell a version of our Optane suite to help SAP customers test, tune and manage the performance of SAP solutions throughout the application lifecycle. In addition, SAP will use Optane internally for development testing and externally for testing customer implementations.

•	Siebel Global Services is employing our functional, test management and performance testing technologies in our Optane suite to deliver Siebel Test Services, in order to access and test their customers’ Siebel environment to help ensure scalability and robust deployments and upgrades.

Testing Solutions

Our testing solutions include:

LoadRunner

LoadRunner is the industry leading load-testing tool for predicting system behavior and performance of enterprise applications. It exercises an entire enterprise infrastructure by emulating thousands of users and employs performance monitors to identify and isolate problems. By using LoadRunner, customers can minimize testing cycles, optimize performance, and accelerate application deployment. LoadRunner is available on a wide range of platforms, including Windows NT, Windows 2000, Windows XP, Sun Solaris, HP-UX, IBM AIX and Linux. LoadRunner:

•	Supports over 40 enterprise environments, protocols, and technologies, allowing customers to use a single product for load and performance testing of all enterprise applications;

•	Uncovers bottlenecks in complex IT infrastructures to help quickly identify and resolve bottlenecks before deployment; and

•	Provides powerful correlation, analysis, and reporting capabilities that help ensure performance requirements will be met once applications are deployed.

LoadRunner was initially released in 1993.

LoadRunner TestCenter

LoadRunner TestCenter is a global load-testing solution that enables organizations to manage multiple, concurrent load testing projects across geographic locations. LoadRunner TestCenter is used as the enabling platform for companies developing a center of excellence to support application and infrastructure consolidation projects. It controls all aspects of large-scale load testing projects, including resource allocation and scheduling from a centralized location accessible via the Web. LoadRunner TestCenter is available in two license options: LoadRunner TestCenter Global Edition and LoadRunner TestCenter Metro Edition; these license options allow customers the flexibility to configure a distributed testing environment that best fits the scale of their business needs. LoadRunner TestCenter was initially released in 2001.

TestDirector

TestDirector is a Web-based test management solution that globally coordinates testing across an organization. TestDirector is the key platform for managing the complex test process for applications developed offshore which need to be tested locally. TestDirector integrates requirements management with test planning, test scheduling, test execution and defect tracking in a single application to accelerate the testing process. TestDirector was initially released in 1994.

WinRunner and QuickTest Professional

WinRunner and QuickTest Professional are our enterprise functional testing tools that verify that applications work as expected. By capturing, verifying and replaying user interactions automatically, WinRunner and QuickTest Professional identify defects and helps ensure that business processes work flawlessly and remain reliable throughout the lifecycle. WinRunner is available for Windows 98, Windows 2000, Windows Me, Windows XP, and Windows NT platforms. WinRunner was initially released in 1993. QuickTest Professional is available for browser-based and Java-based applications and ERP/CRM solutions. QuickTest Professional was initially released in 2001.

Deployment Assurance Solutions

Our deployment assurance solutions (which were previously called tuning solutions) include:

ActiveTune

ActiveTune is a managed tuning service that utilizes our extensive experience as well as industry-standard tools and proven processes to systematically tune each tier and component of the production system to maximize utilization of the system and improve performance. As a combination of hosted and on-site services, ActiveTune enables customers to maximize application performance in production without investing in additional infrastructure. ActiveTune’s approach to tuning helps enable organizations to quickly identify and systematically resolve performance problems down to the component level. ActiveTune was initially released in 2002.

ProTune

ProTune is a software product based on the technologies and processes employed by ActiveTune. It enables customers to tune and configure applications, infrastructure, and security devices so they perform optimally and drive business value. ProTune is internally provisioned by a customer’s IT organization to:

•	Improve performance and reliability across all tiers and components of the production environment;

•	Reduce the total cost of ownership of IT systems by helping to eliminate unnecessary purchases;

•	Verify that new or upgraded applications and third-party services meet business requirements; and

•	Define realistic baselines for ongoing performance tuning.

ProTune was initially released in 2002.

APM Solutions

Our APM solutions include:

Topaz

Topaz is a modular, scalable platform for APM. Topaz allows IT organizations to manage availability performance and service levels from a business-centric perspective. By using Topaz, IT organizations can obtain critical information needed to make better business decisions and more efficiently utilize IT resources. Topaz was initially released in 1999.

We deliver Topaz in two ways:

•	We can assist the customer with installation of Topaz on their infrastructure through our professional services organization or our certified partners; or

•	Our managed services organization can provide the hosted version of our Topaz product (formerly known as ActiveWatch).

The following Topaz modules offer measurable business results by managing IT applications to meet business requirements:

Real-Time Reporting/Executive Dashboard:

•	Topaz Business Availability monitors performance and availability in real time.

Application Modules/Platform:

•	Topaz Diagnostics finds the cause of end-user performance problems;

•	Topaz for SLM provides user-centric service level management (SLM);

•	Topaz ActiveAgent provides early warning of performance problems;

•	Topaz Auto RCA speeds problem resolution through automated root cause analysis (RCA); and

•	Topaz Console provides a single view for APM.

Business Process Integration/Infrastructure Monitoring:

•	Topaz Observer gathers performance data directly from actual users’ desktops as they execute transactions on a company’s application;

•	Topaz Open API integrates performance data from across the enterprise;

•	Topaz EMS Adapters integrates enterprise management systems with APM;

•	Topaz SiteScope collects back-end performance metrics and monitors system uptime; and

•	SiteScope is a rapidly deployable solution for operational monitoring of networked business systems inside the firewall. SiteScope was acquired in May 2001 in conjunction with our acquisition of Freshwater.

Research and Development

Since our inception in 1989, we have made substantial investments in research and product development. We believe that our success will depend in large part on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness, and meet changing customer requirements.

In addition to the teams developing testing, deployment assurance, and APM products and services, we maintain an advanced research organization that is responsible for exploring new directions and applications of core technologies, migrating new technologies into the existing product lines, acquiring or licensing certain technologies or products from third parties, and maintaining research relationships outside our organization both within industry and academia. The research and development organization also maintains relationships with third-party software vendors and with many major hardware vendors on whose platforms our products operate.

Our primary research and development group is located near Tel Aviv, Israel. Performing research and development in Israel offers a number of strategic advantages because Israel offers a lower cost structure than the US. Operating in Israel has also allowed us to enjoy tax incentives from the government of Israel. Our Israeli engineers typically hold advanced degrees in computer-related disciplines.

We also have engineering resources in Boulder, Colorado that were acquired in conjunction with our acquisition of Freshwater in May 2001.

As of December 31, 2002, our research and development organization consisted of 409 employees.

Marketing, Sales, and Alliance Partners

We distribute our products and offer our services both directly, through our sales force, and indirectly, through our relationships with our alliance partners.

Marketing

In 2002, our marketing organization was responsible for promoting and executing our BTO strategy through a number of marketing deliverables, including our BTO executive summit, major press tours and analysts briefings, and a global advertising campaign targeted at the senior IT executive. Additional marketing activities included direct mailings to customers and prospects, as well as attendance and sponsorship at industry and tradeshows. We also hosted a series of seminars to specific resellers, end-users, and prospects designed to familiarize attendees with the capabilities of our BTO vision and Optane product line. As of December 31, 2002, our marketing organization consisted of 98 employees.

Sales

We employ highly skilled system engineers and technically proficient sales persons in order to understand our customers’ needs and to explain and demonstrate the value of our products and services. We sell our products primarily through our direct sales organization which is supported by our pre-sales system engineers. Our sales organization also includes our corporate sales group, whose main goal is to drive incremental revenue via new and existing customers. As of December 31, 2002, our sales organization consisted of 698 employees.

We have 35 sales and support offices throughout the US, Canada and Brazil (Americas). Internationally, our subsidiaries and branches operate 18 sales and support offices located in Europe, the Middle East and Africa (EMEA), 6 sales and support offices located in Asia Pacific and Australia (APAC), and 2 sales and support offices located in Japan.

Alliance Partners

We are committed to providing an open, partner-based approach to meeting our enterprise IT needs. We have assembled a team of vendors across the IT infrastructure, including enterprise applications and infrastructure software vendors, hardware vendors, systems integrators, and IT consulting organizations. These partners bring the skills, services, and value-added products necessary to design, deploy, and manage an enterprise BTO strategy. We derive a substantial portion of our revenue from sales of our products through our alliance partners, which include value-added resellers and major systems integration firms including Accenture, BearingPoint, Cap Gemini Ernst & Young, Deloitte Consulting Product Services (soon to become Braxton), IBM Global Services, and others on a worldwide basis. We normally pay our alliance partners through our channel business in the form of a discount or a fee for the referral of business which is netted against revenue recognized.

Customer Support

We have established different customer support programs to suit the diverse needs of our customers. Our customer support organization has created unique processes to ensure that customers receive the highest quality of service. Post-sales support is provided by our customer support through renewable maintenance contracts. Our support contracts provide for technical and emergency support as well as software upgrades, on an “if and when available” basis. When our local sales and support offices are unable to solve a problem, our engineers and product developers in Israel work with the support personnel to resolve the problem. We believe that strong customer support organization is crucial to both the initial marketing of our products and maintenance of customer satisfaction, which in turn enhances our reputation and generates repeat orders. In addition, we believe that the customer interaction and feedback involved in our ongoing support functions provide us with information on market trends and customer requirements that is critical to future product development efforts. As of December 31, 2002, our customer support organization consisted of 163 employees.

Professional Services

Our professional services organization offers the expertise, knowledge, and practices to help the customer implement an enterprise-wide BTO strategy. We help the customer measure the quality of their applications and business processes from a business perspective, maximize technology and business performance at each stage of the application lifecycle, and manage IT operations for continuous improvement. Education and certification set the foundations for business technology investment optimization. We deliver industry-leading courses in a variety of topics, methods of delivery, and locations. Post-sales support is provided by our professional services organizations through training and consulting engagements. As of December 31, 2002, our professional services organization consisted of 116 employees. In addition, we certify partners to also be able to assist our customers with implementation of our entire Optane suite of solutions.

Managed Services

Our managed services organization is a strategic part of our overall support strategy to help ensure that our customers are successful with our Optane APM and deployment assurance solutions. Our managed services help customers who do not have the resources, infrastructure or expertise to successfully manage our solutions. It allows our customers to focus all of their resources on extracting the value from our solutions, rather than managing the system around it. We provide an infrastructure that is made up of server farms for remote tuning, a large backend infrastructure for managing data, and over 300 agent machines located in over 85 different cities around the world to monitor our customers’ applications globally. As of December 31, 2002, our managed services organization consisted of 61 employees.

Pricing

We license our software to customers under non-exclusive license agreements on either subscription, perpetual or multiple year basis that generally restrict use of the products to internal purposes at a specified site. We typically license software products to either allow up to a set number of users to access the software on a network at any one time, using any workstation attached to that network, or to allow use of the software on designated computers or workstations. In addition, our managed services, our APM products and some of our testing products are priced based on usage, such as the number of transactions monitored, number of virtual users emulated per day, or period of usage.

Our products are priced to encourage customers to purchase multiple products and licenses because our cost to support a one-user configuration is almost the same as a multiple-user configuration. License fees depend on the product licensed, the term of the license, the number of users of the product licensed and the country in which such licenses are sold, as international prices tend to be higher than US prices. Sales to our indirect sales channels, which are intended for resale to end users, are made at discounts from our list prices based on the sales volume of the indirect sales channels. Original purchases of maintenance and renewal maintenance sales are priced at specified percentages of the related license fees. Training and consulting revenues are generally generated on a time and expense basis.

Competition

The market for testing, deployment assurance, and APM products and services is extremely competitive, dynamic, and subject to frequent technological change. There are few substantial barriers of entry in our market. The Internet has further reduced these barriers of entry, allowing other companies to compete with us in the testing, deployment assurance, and APM markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

In the market for testing solutions, our principal competitors include Compuware, Empirix, Rational Software (acquired by IBM Software Group), and Segue Software. In the new and rapidly changing markets for APM solutions, our principal competitors include established providers of systems and network management software such as BMC Software, Computer Associates, HP OpenView and Tivoli, a division of IBM, and providers of hosted services such as Keynote Systems, and emerging companies. Additionally, we face potential competition in this market from existing providers of testing solutions such as Segue Software and Compuware.

We believe that the principal competitive factors affecting our market are:

•	price and cost effectiveness;

•	product functionality;

•	product performance, including scalability and reliability;

•	quality of support and service; and

•	company reputation.

Although we believe that our products and services currently compete favorably with respect to these factors, the market for APM and deployment assurance are new and rapidly evolving. We may not be able to maintain our competitive position, and competitive pressure could seriously harm our business. The software industry is increasingly experiencing consolidation and this could increase the resources available to our competitors and the scope of their product offerings. For example, our testing competitor Rational Software was recently acquired by IBM Software Group. Our competitors and potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies or make more attractive offers to distribution partners and to employees.

Patents, Trademarks and Licenses

We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect proprietary rights in our products and services. The source code for our products is protected both as a trade secret and as an unpublished copyrighted work. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the US. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

We rely on software that we license from third parties for certain components of our products and services. In the future, we may license other third party technologies to enhance our products and services and meet evolving customer needs. The failure to license any necessary technology, or to maintain our existing licenses, could result in reduced demand for our products.

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

We hold 15 patents for elements contained in some of our products and services, and we have filed several other US and foreign patent applications on various elements of our products and services. Our patent applications may not result in issued patents and, if issued, such patents may not be upheld if challenged.

Although we believe that our products and services and other proprietary rights do not infringe upon the proprietary rights of third parties, third parties may assert intellectual property infringement claims against us in the future. Any such claims may result in costly, time-consuming litigation and may require us to enter into royalty or cross-license arrangements.

Personnel

As of December 31, 2002, we had a total of 1,822 employees, of which 801 were based in the Americas and 1,021 were based internationally. Of the total, 796 were engaged in marketing and selling, 363 were in services and support, 409 were in research and development, and 254 were in general and administrative functions. Our success depends in significant part upon the performance of our senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel, is strong in the software and technology industry. We may not be able to recruit and retain key sales, technical and managerial employees. Our failure to attract, assimilate or retain highly qualified sales, technical, and managerial personnel could seriously harm our business. None of our employees are represented by a labor union, and we have never experienced any work stoppages and we believe that our employee relations are in good standing.

Executive Officers

Our executive officers as of February 28, 2003 are as follows:

Name	Age	Position
Amnon Landan	44	President, Chief Executive Officer and Chairman of the Board of Directors
Kenneth Klein	43	Chief Operating Officer and Director
Douglas P. Smith	51	Executive Vice President and Chief Financial Officer
Zohar Gilad	40	Vice President of Products
Bryan J. LeBlanc	36	Vice President of Finance
Yuval Scarlat	39	Vice President & General Manager of Testing and Deployment
Susan J. Skaer	39	Vice President, General Counsel and Secretary
Larry Wear	37	Vice President & General Manager of APM

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

Mr. Douglas Smith has served as our Executive Vice President and Chief Financial Officer since November 2001. Prior to that he served as our Executive Vice President of Corporate Development from May 2000 until November 2001. From September 1996 to May 2000, he served in various positions with Hambrecht & Quist, most recently as Managing Director and co-head of the Internet Group. From September 1994 to September 1996, he was the Chief Financial Officer and Executive Vice President of Strategy for ComputerVision Corporation.

Mr. Zohar Gilad has served as our Vice President, Products since January 2003. Prior to that he served as Vice President and General Manager of our APM business from July 2000 to December 2002. From May 1997 to May 2001, he served as our Vice President, Product Marketing. From July 1995 to May 1997 he served with us in various product marketing positions.

Mr. Bryan LeBlanc has served as our Vice President of Finance since May 2002. Prior to joining the company, he served as Executive Vice President and Chief Financial Officer for inSilicon Inc., a software company developing intellectual property for semiconductor communication, from March 2001 to May 2002. From March 2000 to March 2001, Mr. LeBlanc was Vice President of Finance and Chief Financial Officer of Fogdog, Inc., an online retailer of sports equipment, and from November 1999 to March 2000, he was the Director of Finance of Fogdog. From April 1997 to November 1999, Mr. LeBlanc was the Director of Corporate Finance for Documentum, Inc., an enterprise content management software development company. Prior to that, between 1988 and 1997, he held various financial management positions with Cadence Design Systems, Inc., an electronic design automation software company.

Mr. Yuval Scarlat has served as our Vice President and General Manager of the Testing & Deployment business since January 2002. Prior to that he served as our President, Managed Services from January 2000 to January 2002. From July 1996 to December 2000 he served as our Vice President, Technical Services. From 1990 to July 1996 he served with us in various technical and marketing positions.

Ms. Susan Skaer has served as our Vice President, General Counsel and Secretary since November 2000. From October 1996 to November 2000, Ms. Skaer was a partner with the law firm GCA Law Partners LLP (formerly General Counsel Associates LLP). Prior to that Ms. Skaer was an associate with the law firm Wilson Sonsini Goodrich & Rosati from September 1990 to October 1996.

Mr. Larry Wear has served as our Vice President and General Manager of the APM business since January 2003. Prior to that Mr. Wear served as general manager for Freshwater Software, Inc., a wholly owned subsidiary of Mercury Interactive from October 2001 to January 2003. From July 2000 to June 2001 he was president and CEO of Allibra, Inc., a video content distribution company. From December 1995 to March 2000, he served as senior vice president and general manager of global services for NetGravity, an enterprise software provider of Internet advertising solutions which was acquired by DoubleClick in July 1999.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information at our Investor Relations web site. The address is www.mercuryinteractive.com/company/ir/docs. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, and have made all such reports and amendments to reports so available on our web site from November 15, 2002 to December 31, 2002.

Item 2.	Properties

We are headquartered in Sunnyvale, California in two buildings that we own with a total square footage of 105,500. At the end of 2000, we purchased two additional 26,000 and 24,000 square foot buildings in Sunnyvale.

Our research and development activities are conducted by our subsidiary in Israel in two buildings that we own with a total square footage of 255,000. We also lease two buildings, one of which is used for research and development activities and the other of which is used for manufacturing activities.

We have 35 sales and support offices throughout the Americas. Internationally, our subsidiaries and branches operate 18 sales and support offices located in EMEA, 6 sales and support offices located in APAC, and 2 sales and support offices located in Japan.

We believe that our existing facilities are adequate for our current needs.

Item 3.	Legal Proceedings

There are presently no material legal proceedings pending, other than routine litigation incidental to our business, to which we are a party or to which any of our properties is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2002 to a vote of the holders of our common stock through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

Our common stock is traded publicly on the NASDAQ National Market under the trading symbol “MERQ.” The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ National Market.

	High	Low
Year Ended December 31, 2001:
First Quarter	$100.44	$35.00
Second Quarter	$75.50	$30.75
Third Quarter	$63.47	$18.00
Fourth Quarter	$36.93	$18.16
Year Ended December 31, 2002:
First Quarter	$42.48	$28.40
Second Quarter	$39.98	$22.00
Third Quarter	$28.90	$16.93
Fourth Quarter	$35.68	$15.15

Holders of Record

As of February 28, 2003, there were approximately 226 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders. We estimate the total number of stockholders represented by these record holders to be approximately 35,000.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Information about securities authorized for issuance under our equity compensation plans appears under “Equity Compensation Plan Information” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 6.	Selected Consolidated Financial Data

	Year ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
License fees	$192,212	$203,817	$206,835	$130,890	$84,450
Subscription fees	53,024	32,783	9,265	—	—
Maintenance fees	122,343	98,536	64,250	38,064	21,275
Professional service fees	32,543	25,864	26,650	18,746	15,275

Total revenues	400,122	361,000	307,000	187,700	121,000

Costs and expenses:
Cost of license and subscription	25,442	25,228	17,150	7,473	6,137
Cost of maintenance	10,857	8,423	3,333	1,119	831
Cost of professional services	23,543	19,738	21,334	16,101	9,823
Marketing and selling	203,142	189,600	151,897	89,874	58,186
Research and development	37,418	37,162	32,042	23,484	16,907
General and administrative	28,826	23,086	17,831	11,662	8,780
Amortization of unearned stock-based compensation	1,163	1,999	—	—	—
Restructuring, integration and other related charges	(537)	5,361	—	2,000	—
Amortization of goodwill and other intangible assets	2,375	30,125	—	—	—

Total cost and expenses	332,229	340,722	243,587	151,713	100,664

Income from operations	67,893	20,278	63,413	35,987	20,336
Other income, net	14,496	30,458	17,462	6,026	4,640

Income before provision for income taxes	82,389	50,736	80,875	42,013	24,976
Provision for income taxes	17,185	16,582	16,175	8,869	5,451

Net income	$65,204	$34,154	$64,700	$33,144	$19,525

Net income per share (basic)	$0.78	$0.41	$0.81	$0.44	$0.28

Net income per share (diluted)	$0.74	$0.39	$0.73	$0.39	$0.25

Weighted average common shares (basic)	83,938	82,559	79,927	76,112	70,654

Weighted average common shares and equivalents (diluted)	87,640	88,567	88,745	85,208	78,818

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$527,246	$427,781	$628,743	$171,327	$109,203
Working capital (current assets less current liabilities)	$377,343	$342,724	$556,821	$138,711	$97,609
Total assets	$1,075,734	$927,625	$976,375	$297,218	$204,686
Convertible subordinated debt	$316,972	$377,480	$500,000	$—	$—
Stockholders’ equity	$445,168	$354,345	$303,032	$199,531	$146,408

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were incorporated in 1989 and began shipping testing products in 1991. Since 1991, we have introduced a variety of solutions for testing, deployment assurance, and application performance management (APM). Today’s enterprise is critically dependent on IT-delivered systems and applications that automate business processes to meet business requirements. These needs place IT in the relatively new role as a business-critical function and putting IT management under enormous pressure to operate like a business. Business Technology Optimization (BTO) is an emerging new business strategy that enables companies to optimize and align business and technology performance to meet key business objectives. Mercury Interactive is the leading provider of BTO products and services, providing an integrated approach to testing, deployment assurance, and APM solutions that enable customers to optimize the quality of their IT-delivered services, align IT execution with business goals, and reduce spending throughout their IT infrastructure.

In May 2001, we acquired all of the outstanding securities of Freshwater Software, Inc (Freshwater), a provider of eBusiness monitoring and management solutions. The transaction was accounted for as a purchase and, accordingly, the operating results of Freshwater have been included in our accompanying consolidated financial statements from the date of acquisition. If the purchase had occurred at the beginning of each period, net revenues would have been $365.4 million in 2001 and $315.8 million in 2000; net income would have been $4.4 million in both years; and earnings per share would have been $0.05 in both years.

Results of Operations

The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	Years ended December 31,
	2002	2001	2000
Revenues:
License fees	48%	57%	67%
Subscription fees	13	9	3
Maintenance fees	31	27	21
Professional service fees	8	7	9

Total revenues	100	100	100

Costs and expenses:
Cost of license and subscription	6	7	6
Cost of maintenance	3	2	1
Cost of professional services	6	5	7
Marketing and selling	51	53	49
Research and development	9	10	10
General and administrative	7	6	6
Amortization of unearned stock-based compensation	—	1	—
Restructuring, integration and other related charges	—	1	—
Amortization of goodwill and other intangible assets	1	8	—

Total costs and expenses	83	93	79

Income from operations	17	7	21
Other income, net	3	8	5

Income before provision for income taxes	20	15	26
Provision for income taxes	4	5	5

Net income	16%	10%	21%

Our presentation changed starting in 2002 with the break out of license, subscription, maintenance and professional service fee revenue, and costs and expenses on the statements of operations. In addition, we have reclassified prior year balances in order to conform to the current period presentation.

Business Model

Revenue consists of fees for license and subscription licenses of our software products, maintenance fees, and professional service fees. License revenue is comprised of license fees charged for the use of our products licensed under perpetual or multiple year arrangements in which the fair value of the license fee is separately determinable from maintenance and/or professional services. Subscription revenue represents license fees to use one or more software products, and to receive maintenance support (such as hotline support and updates) for a limited period of time. Since subscription licenses include bundled products and services, both product and service revenue is generally recognized ratably over the term of the license. Maintenance revenue is comprised of fees charged for post contract customer support which are determinable based upon vendor specific evidence of fair value. Professional service revenue is comprised of fees charged for product training and consulting services which are determinable based upon vendor specific evidence of fair value.

Due to the different treatment of subscription and perpetual/multiple licenses under applicable accounting rules, each type of license has a different impact on our financial statements. When a customer buys a subscription license, the majority of the revenue will be recorded as deferred revenue on our balance sheet. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized. Deferred revenue is reduced as revenue is recognized. Under perpetual licenses (and some multi-year arrangements for which separate vendor specific objective evidence exists for undelivered elements), a high proportion of all license revenue is recognized in the quarter that the product is delivered, with relatively little recorded as deferred revenue. Therefore, an order for a subscription license will result in significantly lower current-period revenue than an equal-sized order under the prior form of perpetual licenses. Conversely, an order for a subscription license will result in higher revenues recognized in future periods than an equal-sized order for a perpetual or multi-year license.

Our license revenue in any given quarter is dependent upon the volume of perpetual orders shipped during the quarter and the amount of subscription revenue amortized from deferred revenue and, to a small degree, recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and subscription licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets. In 2002, we effected a change in the mix of software license types to a higher percentage of subscription licenses. We believe that this shift may continue in the future, as more of our products are offered on a subscription basis. This shift may decrease recognized revenue in the near term.

Cost of license and subscription includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation and production personnel; and costs associated with our managed services business, including personnel related costs, fees to providers of internet bandwidth and related infrastructure (ISP fees) and depreciation expense of managed services equipment. Cost of maintenance includes direct costs of providing product customer support, largely consisting of personnel costs and related expenses; and the cost of providing upgrades to our subscription customers. We have not broken out the costs associated with subscriptions because these costs can not be separated between license and subscription cost of revenue. Cost of professional services includes direct costs of providing product training and consulting, largely consisting of personnel costs and related expenses.

The cost associated with subscription licenses, which include the cost of products and services, are expensed as incurred over the subscription term. In addition, we defer the portion of our commission expense related to subscription licenses and amortize the expense over the subscription term. See Critical Accounting Policies for a full description of our estimation process for accrued liabilities.

Revenue

License fees

License fee revenue was $192.2 million for the year ended December 31, 2002, compared to $203.8 million for the year ended December 31, 2001, a decrease of 6%. This decrease of $11.6 million in license fee revenue was primarily attributable to a decrease of $14.1 million in testing license fees due to a continuous effort to shift to a subscription pricing model and reduced IT spending environment, offset by an increase of $2.5 million in APM license fees due to a full year and growth of our license products acquired through Freshwater. We expect our license fee revenue to increase in absolute dollars in 2003.

License fee revenue was $203.8 million for the year ended December 31, 2001, compared to $206.8 million for the year ended December 31, 2000, a decrease of 1%. This decrease of $3.0 million in license fee revenue was primarily attributable to a decrease of $9.8 million in testing license fees due to an increase in our ActiveTest subscription offering, offset by an increase of $6.8 million in APM license fees due to the continued growth of our APM product offerings and products acquired through Freshwater.

Subscription fees

Subscription fee revenue was $53.0 million for the year ended December 31, 2002, compared to $32.8 million for the year ended December 31, 2001, an increase of 62%. This increase of $20.2 million in subscription fee revenue was primarily attributable to an increase of $11.8 million in APM subscription products and services revenue and an increase of $8.4 million in our testing subscription revenue due to a continuous effort to shift to a subscription pricing model. We expect sales of our subscription licenses and services to continue to increase in absolute dollars in 2003.

Subscription fee revenue was $32.8 million for the year ended December 31, 2001, compared to $9.3 million for the year ended December 31, 2000, an increase of 254%. This increase of $23.5 million in subscription fee revenue was primarily attributable to an increase of $16.5 million in APM subscription products and services revenue due to the continuous growth of our APM product offerings and products acquired through Freshwater and an increase of $7.1 million in our testing subscription revenue due to an increase in our ActiveTest subscription offering.

Maintenance fees

Maintenance fee revenue was $122.3 million for the year ended December 31, 2002, compared to $98.5 million for the year ended December 31, 2001, an increase of 24%. This increase of $23.8 million in maintenance fee revenue was primarily attributable to an increase of $20.1 million in testing maintenance fee revenue due to renewals of existing maintenance contracts and an increase of $3.7 million in APM maintenance fee revenue due to products acquired through Freshwater. We expect that maintenance fee revenue will continue to increase in absolute dollars in 2003.

Maintenance fee revenue was $98.5 million for the year ended December 31, 2001, compared to $64.3 million for the year ended December 31, 2000, an increase of 53%. This increase of $34.2 million in maintenance fee revenue was primarily attributable to an increase of $32.5 million in testing maintenance fee revenue due to renewals of existing maintenance contracts and an increase of $1.7 million in APM maintenance fee revenue due to products acquired through Freshwater.

Professional service fees

Professional service fee revenue was $32.5 million for the year ended December 31, 2002, compared to $25.9 million for the year ended December 31, 2001, an increase of 26%. This increase of $6.7 million in professional service fee revenue was primarily attributable to an increase of $5.5 million in testing professional service fee revenue and an increase of $1.2 million in APM professional service fee revenue due to the continuous growth of our APM product offerings. We expect our professional service fee revenue to continue to increase in absolute dollars in 2003.

Professional service fee revenue was $25.9 million for the year ended December 31, 2001, compared to $26.7 million for the year ended December 31, 2000, a decrease of 3%. This decrease was attributable to a decrease of $799,000 in testing professional service fee revenue.

International sales represented 34%, 35%, and 32% of our total revenue in 2002, 2001, and 2000, respectively. Our international revenue increased 8% in absolute dollars in 2002, compared to 2001, primarily due to improved sales performance in Europe, the Middle East and Africa (EMEA) and Japan and foreign currency fluctuations. Our international revenue increased 29% in absolute dollars in 2001, compared to 2000, primarily due to strong sales performance in EMEA offset by under performance in our Asia Pacific and Australia (APAC) region.

Costs and expenses

Cost of license and subscription

Cost of license and subscription was $25.4 million for the year ended December 31, 2002, or 6% of total revenue, compared to $25.2 million for the year ended December 31, 2001, or 7% of total revenue. The absolute dollar increase was primarily due to an increase of $582,000 in royalty costs due to an increase in sales of products covered under OEM agreements with third parties and $381,000 in depreciation and amortization costs due to establishing infrastructure costs for our APM business. These costs were offset by a decrease of $739,000 in production materials due to less product upgrades. We expect cost of license and subscription to remain flat in absolute dollars in 2003.

Cost of license and subscription was $25.2 million for the year ended December 31, 2001, or 7% of total revenue, compared to $17.2 million for the year ended December 31, 2000, or 6% of total revenue. The absolute dollar increase of $8.1 million was primarily due to an increase of $4.2 million in personnel-related costs due to an increased number of employees, $2.5 million in ISP fees for our emerging APM business, and $1.0 million in depreciation and amortization costs due to establishing infrastructure costs for our APM business.

Cost of maintenance

Cost of maintenance was $10.9 million for the year ended December 31, 2002, or 3% of total revenue, compared to $8.4 million for the year ended December 31, 2001, or 2% of total revenue. The absolute dollar increase of $2.4 million was primarily due an increase of $1.1 million in IT infrastructure costs and $969,000 in personnel-related costs due to an increased number of employees. We expect cost of maintenance to continue to increase in absolute dollars in 2003.

Cost of maintenance was $8.4 million for the year ended December 31, 2001, or 2% of total revenue, compared to $3.3 million for the year ended December 31, 2000, or 1% of total revenue. The absolute dollar increase of $5.1 million was primarily due to an increase of $3.2 million in personnel-related costs and $313,000 in travel and entertainment expenses due to an increased number of employees and $431,000 in IT infrastructure costs.

Cost of professional services

Cost of professional services was $23.5 million for the year ended December 31, 2002, or 6% of total revenue, compared to $19.7 million for the year ended December 31, 2001, or 5% of total revenue. The absolute dollar increase of $3.8 million was primarily due to $1.5 million in personnel-related costs due to an increased number of employees, $1.2 million due to product training payments which were previously recognized as a contra-expense reclassified to revenue, and $978,000 due to reimbursable travel expenses reclassified to revenue. We expect cost of professional service to continue to increase in absolute dollars in 2003.

Cost of professional services was $19.7 million for the year ended December 31, 2001, or 5% of total revenue, compared to $21.3 million for the year ended December 31, 2000, or 7% of total revenue. The absolute dollar decrease of $1.6 million was primarily due to an decrease of $1.9 million in outsourcing costs due to a reduction in the number of outsourced days delivered on training and consulting.

Marketing and selling

Marketing and selling expense consists of employee salaries and related costs, sales commissions, facilities expenses and marketing programs. Marketing and selling expense was $203.1 million for the year ended December 31, 2002, or 51% of total revenue, compared to $189.6 million for the year ended December 31, 2001, or 53% of total revenue. The absolute dollar increase of $13.5 million was primarily attributable to an increase of $6.7 million in personnel-related costs and $2.0 million in travel and entertainment expenses due to an increased number of employees. This increase is also attributable to a $2.6 million increase in IT infrastructure costs, $1.7 million increase in marketing programs due to the launch of our BTO initiative and the cancellation of a marketing event in 2001, and $1.4 million increase in facilities related costs due to the addition of new offices. These costs were offset by a decrease of $700,000 primarily related to referral fees costs previously netted against selling expenses, as well as a decrease of $622,000 in commission expense due to changes made in our sales compensation plan in the beginning of 2002. We expect marketing and selling expenses to increase in absolute dollars in 2003.

Marketing and selling expense was $189.6 million for the year ended December 31, 2001, or 53% of total revenue, compared to $151.9 million for the year ended December 31, 2000, or 49% of total revenue. The absolute dollar increase of $37.7 million was primarily attributable to an increase of $20.3 million in personnel-related costs and $1.9 million in travel and entertainment expenses due to an increased number of employees. This increase is also attributable to a $4.4 million increase in marketing programs due to an increased number of tradeshows, seminars and APM programs, $3.2 million in facilities expenses due to the addition of new offices, $3.1 million in IT infrastructure costs, $2.3 million in depreciation expenses due to an increased number of employees and new offices, $1.7 million in commission plans due to changes made in our sales compensation plan in the beginning of 2001 and $1.5 million in telephone costs due to the addition of new offices and an increased number of employees. These costs were offset by a decrease of $2.1 million due to reduced spending in sales and marketing meetings.

Research and development

Research and development expense consists of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures; research and development expense is comprised primarily of employee salaries and related costs, consulting costs, equipment depreciation and facilities expenses. Research and development expense was $37.4 million for the year ended December 31, 2002, or 9% of total revenue, compared to $37.2 million for the year ended December 31, 2001, or 10% of total revenue. The absolute dollar increase of $256,000 was primarily attributable to an increase of $3.1 million in personnel-related costs due to an increased number of employees and $645,000 in depreciation and amortization expenses associated with an increased number of employees. These costs were offset by a $4.2 million devaluation of the Israeli Shekel to the US dollar. We expect research and development expense to continue to increase in absolute dollars in 2003 if exchange rates stay consistent.

Research and development expense was $37.2 million for the year ended December 31, 2001, or 10% of total revenue, compared to $32.0 million for the year ended December 31, 2000, or 10% of total revenue. The absolute dollar increase of $5.1 million was primarily attributable to an increase of $3.9 million in personnel-related costs due to an increased number of employees, $1.1 million in professional services due to increased development consulting, and $605,000 in facility costs due to the occupancy of our new facility in Israel for the entire year of 2001. These costs were offset by a $1.0 million devaluation of the Israeli Shekel to the US dollar.

General and administrative

General and administrative expense consists of employee salaries and related costs associated with administration and management. General and administrative expense was $28.8 million for the year ended December 31, 2002, or 7% of total revenue, compared to $23.1 million for the year ended December 31, 2001, or 6% of total revenue. The absolute dollar increase of $5.7 million was primarily attributable to an increase of $3.0 million in personnel-related costs due to an increased number of employees, $1.3 million in professional services due to increased audit, tax and other related consulting, $650,000 due to increased insurance expenses, $751,000 in sales tax reserves, and $528,000 in travel and entertainment expenses due to an increased number of employees. These costs were offset by a decrease of $712,000 in IT infrastructure costs. We expect general and administrative expenses to continue to increase in absolute dollars in 2003.

General and administrative expense was $23.1 million for the year ended December 31, 2001, or 6% of total revenue, compared to $17.8 million for the year ended December 31, 2000, or 6% of total revenue. The absolute dollar increase of $5.3 million was primarily attributable to an increase of $2.0 million in professional services due to increased audit, legal, and recruiting costs, $1.8 million in personnel-related costs due to an increased number of employees, and $1.0 million in IT infrastructure costs.

Amortization of unearned stock-based compensation

During the second quarter of 2001, in connection with the acquisition of Freshwater, we recorded unearned stock-based compensation totaling $10.4 million associated with approximately 140,000 unvested stock options that we assumed. The options assumed were valued using the fair market value of our stock on the date of acquisition, which was $74.21. We also recorded stock-based compensation expense of $341,000 in conjunction with the third quarter restructuring. The options were valued using the fair market value of our stock on the date of accelerated vesting, which was a weighted average of $32.92. Through December 31, 2002, we reduced unearned stock-based compensation by $6.3 million due to the termination of certain employees. Amortization of unearned stock-based compensation was $1.2 million, $1.7 million (excluding $341,000 of stock-based compensation expense) and zero for the years ended December 31, 2002, 2001 and 2000, respectively. We expect to amortize on average $159,000 per quarter through 2004 and insignificant amounts through the second half of 2005, which is over the remaining vesting periods of the related options.

Restructuring, integration and other related charges

Restructuring, integration and other related charges was a benefit of $537,000 for the year ended December 31, 2002, compared to a $5.4 million charge ($946,000 was recorded in the second quarter of 2001 and $4.4 million was recorded in the third quarter of 2001) for the year ended December 31, 2001, or 1% of total revenue, and was zero for the year ended December 31, 2000. During the second quarter of 2001, in conjunction with the acquisition of Freshwater, we recorded a charge for certain nonrecurring restructuring and integration costs of $946,000 not considered part of the purchase price. The charge included costs for consolidation of facilities, employee severance, and fixed asset write-offs. As of June 30, 2002, all costs associated with the charge had been paid. During the third quarter of 2001, in connection with management’s plan to reduce costs and improve operating efficiencies, we recorded restructuring charges of $4.4 million, consisting of $2.9 million for employee reductions, $1.1 million for the cancellation of a marketing event, and $400,000 for professional services and consolidation of facilities. Employee reductions consisted of approximately 140 employees, or 8% of our worldwide workforce. Total cash outlays associated with the restructuring were originally expected to be $4.2 million, of which $3.4 million of cash was paid through December 31, 2001. During the first quarter of 2002, we reversed $537,000 of the cash restructuring charges associated with the cancellation of the marketing event because we were able to use the deposit for another event. The remaining $233,000 of cash restructuring charges was paid during the first quarter of 2002. The remaining $200,000 of restructuring costs consisted of non-cash charges for asset write-offs.

Amortization of goodwill and other intangible assets

Amortization of goodwill and other intangible assets was $2.4 million for the year ended December 31, 2002, or 1% of total revenue, compared to $30.1 million for the year ended December 31, 2001, or 8% of total revenue, and was zero for the year ended December 31, 2000. In May 2001, we acquired all of the outstanding securities of Freshwater for cash consideration of $146.6 million. In connection with this acquisition, we assumed net assets of $2.4 million and recorded a deferred tax liability of $3.0 million. The purchase price included $849,000 for the fair value of approximately 13,000 assumed Freshwater vested stock options, as well as direct acquisition costs of $529,000. The fair value of options assumed was estimated using the Black-Scholes model with the following assumptions: fair value of $74.21; expected life (years) of four; risk-free interest rate of 4.41%; volatility of 92%; and dividend yield of zero percent. The allocation of the purchase price resulted in an excess of purchase price over net tangible assets acquired of $148.1 million. This was allocated, based on a third party valuation, $2.1 million to workforce, $5.5 million to purchased technology and $140.5 million to goodwill. During 2001 and 2002, the goodwill and other intangible assets were amortized on a straight-line basis over 3 years.

In January 2002, Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we ceased to amortize approximately $111.8 million of goodwill and reclassified $1.7 million of workforce to goodwill. We recorded approximately $29.0 million of amortization on these amounts during 2001. We also wrote-off a deferred tax liability of $661,000 associated with workforce against goodwill. We were also required to perform a preliminary assessment of goodwill and an annual impairment review thereafter and potentially more frequently if circumstances change. We completed the preliminary assessment during the first quarter of 2002 and performed an annual impairment review during the fourth quarter and did not record an impairment charge. We will perform an annual impairment review during 2003 and every year thereafter.

The impairment review involved a two-step process as follows:

•	Step 1—We compared the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeded the unit’s fair value, we would have moved on to Step 2. Since the unit’s fair value exceeded the carrying value, no further work was performed and no impairment charge was necessary.

•	Step 2—If we had determined in Step 1 that the carrying value of a reporting unit exceeded our fair value, we would have performed an allocation of the fair value of the reporting unit to our identifiable tangible and non-goodwill intangible assets and liabilities. This would have derived an implied fair value for the reporting unit’s goodwill. We would then have compared the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill was greater than the implied fair value of our goodwill, an impairment loss would have been recognized for the excess.

During the fourth quarter of 2002, upon further review of SFAS No. 142, we reclassified $1.2 million of net intangible assets to goodwill. We had previously amortized goodwill of $181,000 associated with these intangible assets in each of the first three quarters of 2002. We did not amortize this amount during the fourth quarter of 2002 and have ceased amortization associated with these intangible assets.

During the second quarter of 2002, we recorded a $1.1 million charge against goodwill for the estimated costs to sublease excess facilities in Boulder, Colorado in connection with the Freshwater acquisition. Upon completion of the acquisition, we were able to accurately estimate the costs to sublease these facilities by reviewing vacancy rates and current market conditions. This charge included $1.0 million for the remaining lease commitments of these facilities, net of the estimated sublease income throughout the duration of the lease term, and $66,000 for the write-down of related leasehold improvements. During the fourth quarter of 2002, we increased the idle facility charge against net income by $125,000 due to a change in estimate for the sublease start date. During the year ended December 31, 2002, cash payments of $244,000 were made in connection with this charge. At December 31, 2002, our idle facility accrual was $884,000 and is payable through 2006. Should facilities rental rates continue to decrease in this market or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.

Other income, net

Other income, net consists primarily of interest income, interest expense related to our 4.75% Convertible Subordinated Notes (Notes), our interest rate swap, gains from the early retirement of this debt, and foreign exchange gains and losses. Other income, net was $14.5 million for the year ended December 31, 2002, or 3% of total revenue, compared to $30.5 million for the year ended December 31, 2001, or 8% of total revenue. The absolute dollar decrease of $16.0 million was primarily attributable to a decrease of $16.3 million in interest income due to lower interest rates, a reduction of $8.2 million on gains on early retirement of Notes, a loss of

$5.3 million on three of our investments in early stage private companies, and an increase of $1.7 million in foreign exchange losses. These decreases in other income were offset by an $8.7 million decrease in interest expense and amortization of debt issuance costs associated with the retirement of Notes, an increase of $6.6 million in net interest income associated with our interest rate swap, and a $406,000 unrealized gain on our interest rate swap.

Other income, net was $30.5 million for the year ended December 31, 2001, or 8% of total revenue, compared to $17.5 million for the year ended December 31, 2000, or 5% of total revenue. The absolute dollar increase of $13.0 million was primarily attributable to a $19.8 million gain on early retirement of Notes and an increase of $6.5 million in interest income due to higher average annual investment balances. These increases in other income were offset by a $12.9 million increase in interest expense and amortization of debt issuance costs associated with our Notes and an increase of $410,000 in foreign exchange losses.

During the year ended December 31, 2002, we paid $65.8 million including accrued interest of $1.2 million to retire $77.5 million face value of the Notes, which resulted in a gain on early retirement of debt of $11.6 million. From December 2001 through June 30, 2002, we retired $200.0 million face value of the Notes. No Notes were retired during the last six months of 2002. As a result of the retirement, our interest expense resulting from our Notes decreased during 2002.

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

We have entered into forward contracts to hedge foreign currency denominated receivables due from certain EMEA, APAC, and Japan subsidiaries and foreign branches against fluctuations in exchange rates. We have not entered into forward contracts for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. We had outstanding forward contracts with notional amounts totaling $17.5 million and $15.4 million at December 31, 2002 and December 31, 2001, respectively. The forward contracts in effect at December 31, 2002 mature at various dates through July 2003 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Japanese Yen, Norwegian Kroner, and Swedish Kroner. The unrealized net gain on our forward contracts at December 31, 2002 and 2001 was $182,000 and $606,000, respectively.

We utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Australian Dollar, Canadian Dollar, English Pound, Euro, Israel Shekel, and Swedish Kroner. Increases or decreases in the value of these non-functional currency assets are offset by gains and losses on the forward exchange contracts to mitigate the risk associated with foreign exchange market fluctuations.

In January 2002 and February 2002, we entered into two interest rate swaps with respect to $300.0 million of our Notes. In November 2002, we terminated our January and February interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) and replaced them with a single interest rate swap with GSCM in order to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (the LIBOR rate) of $300.0 million of our Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month LIBOR rate plus 46.0 basis points. Beginning in January 2003, the variable interest rate on the November interest rate swap was modified so that it is now based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR rate throughout the life of the Notes. The interest rate swap creates a market exposure to changes in the LIBOR rate. If the LIBOR rate increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. Under the terms of the swap, we are required to provide initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury Interactive and GSCM as swap rates and equity prices fluctuate. We accounted for the initial collateral and any additional collateral as restricted cash on our balance sheet. If the price of our common stock exceeds the original conversion or redemption price of the Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the Notes. If we call the Notes at a premium (in whole or in part), or if any of the holders of the Notes elected to convert the Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted Notes. The January and February interest rate swaps had the same general economic parameters as the November interest rate swap described above.

Our November interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in the fair value of the underlying Notes attributable to changes in the LIBOR rate on our balance sheets, and we record the ineffectiveness arising from the difference between the two fair values in our statements of operations as other income. At December 31, 2002, the fair value of the January swap was approximately $17.4 million, and the change in the fair value of our Notes attributable to changes in the LIBOR rate during the year resulted in an increase to the carrying value of our Notes of $17.0 million. The difference of $406,000 was recorded in other income as the unrealized gain on interest rate swap for the year ended December 31, 2002. At December 31, 2002, our total restricted cash associated with the swap was $6.0 million.

Provision for income taxes

Historically, our operations resulted in a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire at various dates through 2013. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. The effective tax rate for the years ended December 31, 2002 and 2001 differ from statutory tax rates principally because of the non-deductibility of charges for stock-based compensation and our participation in special reduced taxation programs in Israel. We intend to continue to increase our investment in our Israeli operations consistent with our overall tax strategy. US income taxes and foreign withholding taxes were not provided for on undistributed earnings for certain non-US subsidiaries. We intend to invest these earnings indefinitely in operations outside the US.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we have recorded a current tax payable and a prepaid tax asset in the amount of $25.5 million, which will be amortized to income tax expense over eight years, which approximates the period over which the expected benefit is expected to be realized. At December 31, 2002, we have a prepaid tax asset of $3.2 million included in prepaid expenses and $19.1 million included in net other assets.

Liquidity and Capital Resources

At December 31, 2002, our principal source of liquidity consisted of $665.2 million of cash and investments, compared to $588.9 million at December 31, 2001. The December 31, 2002 balance included $178.1 million of short-term and $138.0 million of long-term investments in high quality financial, government, and corporate securities. The increase in cash and investments from December 31, 2002, compared to December 31, 2001 was primarily due to positive cash generated from operations and cash received from issuance of common stock under our stock option and employee stock purchase plans, offset by cash used to retire our Notes, capital expenditures, and other investments. During the year ended December 31, 2002, we generated $132.2 million of cash from operating activities, compared to $83.1 million during the year ended December 31, 2001. The increase in cash from operations during the twelve months of 2002, compared to the twelve months of 2001 was due primarily to a larger increase in the deferred revenue balance.

During the year ended December 31, 2002, our investing activities consisted primarily of net maturities of investments of $24.5 million and purchases of property and equipment of $8.2 million. Our purchases of property and equipment included $2.6 million for the construction of research and development facilities in Israel. We completed construction of the Israel facility and moved in during the third quarter of 2002. In addition, we have two buildings in Sunnyvale that we purchased and that we have not yet renovated. We expect to spend approximately $5.0 million on renovations of these buildings in Sunnyvale. Our investing activities also consisted of capital call payments in a private equity fund and an early stage private company of $2.2 million. We have committed to make additional capital contributions to a private equity fund totaling $10.1 million and we expect to pay approximately $7.1 million through March 31, 2004 as capital calls are made. Our investing activities also consisted of delivery of restricted cash as collateral required under our interest rate swap with GSCM of $6.0 million.

During the year ended December 31, 2002, our primary financing activity consisted primarily of the retirement of Notes of $64.6 million (excluding interest expense), offset by cash proceeds from common stock issued under our employee stock option and stock purchase plans, net of notes receivable collected from issuance of common stock of $23.9 million.

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

During the year ended December 31, 2002, we paid $65.8 million including accrued interest of $1.2 million to retire $77.5 million face value of the Notes, which resulted in a gain on early retirement of debt of $11.6 million. From December 2001 through June 30, 2002, we retired $200.0 million face value of the Notes. No Notes were retired during the last six months of 2002. As a result of the retirement, our interest expense resulting from our Notes decreased during 2002.

During the year ended December 31, 2002, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly, as a result of decreases in customer demand or decreases in the acceptance of our future products and services, our ability to generate positive cash flow from operations may be jeopardized.

Future payments due under debt and lease obligations at December 31, 2002 are as follows (in thousands):

	4.75% Convertible Subordinated Notes due 2007(a)	Non- Cancelable Operating Leases	Total
2003	$—	$9,236	$9,236
2004	—	5,730	5,730
2005	—	3,728	3,728
2006	—	2,002	2,002
2007	300,000	1,401	301,401
Thereafter	—	2,271	2,271

Total	$300,000	$24,368	$324,368

(a)	Assuming we do not retire additional Notes during 2003 and interest rates stay consistent, we will make interest payments net of our interest rate swap of approximately $4.0 million during 2003, 2004, 2005, and 2006; and approximately $2.0 million during 2007. The face value of our Notes differs from our book value. See Note 5 to the consolidated financial statements for a full description of our long-term debt activities and related accounting policies.

During 2002 we effected a change in the mix of software license types to a higher percentage of subscription licenses. This shift does not impact our collections cycle as cash is generally received within 30-60 days from the invoice date, depending upon the region. Our quarterly operating results are affected by the mix of license types entered into in connection with the sale of products. As revenue associated with our subscription licenses is generally recognized ratably over the term of the license, the shift in mix will also result in deferred revenue becoming a larger component of our cash provided by operations. We believe that the shift to a subscription revenue model will continue in the future, as more of our products are offered on a subscription basis.

In the future, we expect cash will continue to be generated from our operations. We do not expect to spend significant amounts of additional cash to acquire property and equipment in the near term and therefore the level of cash used in investing activities to acquire property and equipment should remain constant with that used in 2002. We do, however, currently plan to reinvest our cash generated from operations in new short and long term investments in high quality financial, government and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. Cash could be used in the future to invest in acquisitions, strategic investments, or repurchase additional debt or equity.

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities;

•	valuation of long-lived assets, goodwill and other intangible assets;

•	accounting for income taxes;

•	accounting for non-consolidated companies; and

•	accounting for unearned stock-based compensation.

We discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

Revenue recognition

Our revenue recognition policy is detailed in Note 1 to the consolidated financial statements. We have made significant judgments related to revenue recognition; specifically, in connection with each transaction involving our arrangements, we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectibility is probable”. These judgments are discussed below.

The fee is fixed or determinable

With respect to each arrangement, we must make a judgment as to whether the arrangement fee is fixed or determinable. If the fee is fixed or determinable, then revenue is recognized upon delivery of software (assuming other revenue recognition criteria are met). If the fee is not fixed or determinable, then the revenue recognized in each quarter (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable.

A determination that an arrangement fee is fixed or determinable also depends upon the payment terms relating to such an arrangement. Our customary payment terms are generally within 30-60 days of the invoice date, depending upon the region. Arrangements with payment terms extending beyond the customary payment terms are considered not to be fixed or determinable. A determination of whether the arrangement fee is fixed or determinable is particularly relevant to revenue recognition on perpetual licenses.

Collectibility is probable

In order to recognize revenue, we must make a judgment of the collectibility of the arrangement fee. Our judgment of the collectibility is applied on a customer-by-customer basis. We generally sell to customers for which there is a history of successful collection. If we determine that collection of a fee is not probable (the customer does not have a successful collection history with us), we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

Estimating valuation allowances and accrued liabilities

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Use of estimates and assumptions include, but are not limited to, the sales reserve and prepaid commissions.

We must make estimates of potential future product returns and write-offs of bad debt accounts related to current period product revenue. We analyze historical returns, historical bad debts, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales reserves. As a percentage of current period revenue, changes against sales reserves was insignificant in both the years ended December 31, 2002 and 2001. Significant management judgments and estimates must be made and used in connection with establishing the sales reserve in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we make different judgments or utilize different estimates. At December 31, 2002 and 2001, the provision for sales reserves was $7.4 million and $6.3 million, respectively.

We are required to make estimates of the future sales commission expense associated with our revenue that will be recognized in future periods. We analyze historical commission rates, composition of the future revenue and expected timing of revenue recognition of such future amounts. We make significant judgments and estimates in connection with establishing the prepaid commission in any accounting period. Material differences may result in the amount and timing of our sales commission expense for any period if we make different judgments or utilize different estimates. At December 31, 2002 and 2001, prepaid commission was $13.6 million and $8.9 million, respectively.

Valuation of long-lived and other intangible assets and goodwill

Our property, plant and equipment and intangible assets policies are detailed in Note 1 and goodwill and intangible assets accounting is detailed in Note 4 to the consolidated financial statements.

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

We completed the preliminary assessment during the first quarter of 2002 and performed an annual impairment review during the fourth quarter and did not record an impairment charge.

During the fourth quarter of 2002, upon further review of SFAS No. 142, we reclassified $1.2 million of net intangible assets to goodwill. We had previously amortized goodwill of $181,000 associated with these intangible assets in each of the first three quarters of 2002. We did not amortize this amount during the fourth quarter of 2002 and have ceased amortization associated with these intangible assets.

When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure this impairment based on a projected discounted cash flow. Net intangible assets and long-lived assets was $91.1 million and $99.4 million at December 31, 2002 and 2001, respectively. Goodwill was $113.3 and $111.8 million at December 31, 2002 and 2001, respectively.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. In addition, to the extent that we are unable to continue to reinvest a substantial portion of our profits in our Israeli operations, we may be subject to additional tax rate increases in the future. Our taxes could increase if these tax rate incentives are not renewed upon expiration, tax rates applicable to us are increased, authorities challenge our tax strategy, or are impacted by new laws or rulings.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance for the entire portion of the net operating losses related to the income tax benefits arising from the exercise of employees’ stock options that will be credited directly to stockholders’ equity in the future. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Accounting for non-consolidated companies

From time to time, we make venture capital investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as US public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of a company is at an amount below fair value, or if a company has completed a financing based on a valuation significantly lower than our initial investment, it is our policy to record a reserve and the related write-down is recorded as an investment loss on our consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

At December 31, 2002, we had invested $16.0 million in private companies. In addition, we have committed to make capital contributions to a private equity fund totaling $10.1 million and we expect to pay approximately $7.1 million through March 31, 2004 as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The prolonged general decline in the NASDAQ National Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the year ended December 31, 2002, we recorded a loss in other income, net, of $5.3 million on three of our investments in early stage private companies.

Accounting for unearned stock-based compensation

Our stock-based employee compensation plans are described more fully in Note 7 to the consolidated financial statements. We account for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Unearned stock-based employee compensation cost is reflected in net income, as some options granted under those plans had an exercise price less than the fair value of the underlying common stock on the date of grant, which is described more fully in Note 7 to the consolidated financial statements.

We amortize stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years. Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for employee stock options and stock purchase plans under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Year ended December 31,
	2002	2001	2000
Net income, as reported	$65,204	$34,154	$64,700
Add:
Unearned stock-based compensation expense included in reported net income	1,163	1,999	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(107,847)	(99,254)	(50,882)

Pro forma net income (loss)	$(41,480)	$(63,101)	$13,818

Net income per share (basic), as reported	$0.78	$0.41	$0.81

Net income (loss) per share (basic), pro forma	$(0.49)	$(0.76)	$0.17

Net income per share (diluted), as reported	$0.74	$0.39	$0.73

Net income (loss) per share (diluted), pro forma	$(0.49)	$(0.76)	$0.16

The fair value of options and shares issued pursuant to the option plans and the Employee Stock Purchase Plan (ESPP) at the grant date were estimated using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

The effects of applying pro forma disclosures of net income and earnings per share are not likely to be representative of the pro forma effects on net income and earnings per share in the future years for the following reasons: 1) the number of future shares to be issued under these plans is not known and 2) the assumptions used to determine the fair value can vary significantly.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies the disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We are currently evaluating the impact of the adoption on our financial position and results of operations.

In November 2002, the EITF reached a consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 will be effective for interim periods beginning after June 15, 2003. We are currently evaluating the impact of the adoption on our financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which relates to the identification of, and financial reporting for, variable-interest entities (VIEs). FIN No. 46 has far-reaching effects and applies to new entities that are created after January 31, 2003, as well as to existing VIEs no later than the beginning of the first interim or annual reporting period that starts after July 1, 2003. We are currently evaluating the impact of the adoption on our financial position and results of operations.

Risk Factors

In addition to the other information included in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business and us.

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

To maintain our competitive position, we must continue to enhance our existing software testing, deployment assurance and APM products and services and to develop new products and services, functionality and technology that address the increasingly sophisticated and varied needs of our prospective customers. The development of new products and services, and enhancement of existing products and services, entail significant technical and business risks and require substantial lead-time and significant investments in product development. If we fail to anticipate new technology developments, customer requirements or industry standards, or if we are unable to develop new products and services that adequately address these new developments, requirements and standards in a timely manner, our products and services may become obsolete, our ability to compete may be impaired and our revenue could decline.

We expect our quarterly revenue and operating results to fluctuate, and it is difficult to predict our future revenue and operating results.    Our revenue and operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

•	fluctuations in demand for and sales of our products and services;

•	our success in developing and introducing new products and services and the timing of new product and service introductions;

•	our ability to introduce enhancements to our existing products and services in a timely manner;

•	changes in economic conditions affecting our customers or our industry;

•	changes in the mix of products or services sold in a quarter;

•	changes in the mix of perpetual, term or subscription licenses sold in a quarter;

•	fluctuations in the number of large orders in a quarter;

•	the introduction of new or enhanced products and services by our competitors and changes in the pricing policies of these competitors;

•	the discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business;

•	deferrals by our customers of orders in anticipation of new products or services or product enhancements; and

•	the mix of our domestic and international sales, together with fluctuations in foreign currency exchange rates.

Our license revenue in any given quarter is dependent upon the volume of perpetual orders shipped during the quarter and the amount of subscription revenue amortized from deferred revenue and, to a small degree, recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and subscription licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we will not meet our revenue targets. In 2002, we saw a change in the mix of software license types to a higher percentage of subscription licenses. We believe that this shift will continue in the future, as more of our products are offered on a subscription basis. This shift may decrease recognized revenue in the near term.

In addition, the timing of our license revenue is difficult to predict because our sales cycles are typically short and can vary substantially from product to product and customer to customer. We base our operating expenses on our expectations regarding future revenue levels. Because of the timing of larger orders and customer buying patterns, we may not learn of shortfalls in revenue or earnings or other failures to meet market expectations until late in a particular quarter. As a result, if total revenue for a particular quarter is below our expectations, we could not proportionately reduce operating expenses for that quarter.

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

Our customers’ decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. We believe that the ongoing slowdown in the economy, the current international political uncertainties, and uncertainties in the capital markets have caused and may continue to cause customers to reassess their immediate technology needs, to lengthen their purchasing decision-making processes, to require more senior level internal approvals of purchases and to defer purchasing decisions, and accordingly, has reduced and could reduce demand in the future for our products and services.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. If our operating results are below the expectations of investors or securities analysts, the trading prices of our securities could decline.

We expect to face increasing competition in the future, which could cause reduced sales levels and result in price reductions, reduced gross margins or loss of market share.    The market for our testing, deployment assurance, and APM products and services is extremely competitive, dynamic and subject to frequent technological change. There are few substantial barriers of entry in our market. The Internet has further reduced these barriers of entry, allowing other companies to compete with us in the testing, deployment assurance, and APM markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

In the market for testing solutions, our principal competitors include Compuware, Empirix, Rational Software (acquired by IBM Software Group), and Segue Software. In the new and rapidly changing market for APM solutions, our principal competitors include established providers of systems and network management software such as BMC Software, Computer Associates, HP OpenView and Tivoli, a division of IBM, and providers of hosted services such as Keynote Systems, and emerging companies. Additionally, we face potential competition in this market from existing providers of testing solutions such as Segue Software and Compuware.

We believe that the principal competitive factors affecting our market are:

•	price and cost effectiveness;

•	product functionality;

•	product performance, including scalability and reliability;

•	quality of support and service; and

•	company reputation.

Although we believe that our products and services currently compete favorably with respect to these factors, the market for APM and deployment assurance are new and rapidly evolving. We may not be able to maintain our competitive position, and competitive pressure could seriously harm our business. The software industry is increasingly experiencing consolidation and this could increase the resources available to our competitors and the scope of their product offerings. For example, our testing competitor Rational Software was recently acquired by IBM Software Group. Our competitors and potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies or make more attractive offers to distribution partners and to employees.

If we fail to maintain our existing distribution channels and develop additional channels in the future, our revenue could decline.    We derive a substantial portion of our revenue from sales of our products and services through distribution channels such as systems integrators or value-added resellers. We expect that sales of our products through these channels will continue to account for a substantial portion of our revenue for the foreseeable future. We may not experience increased revenue from new channels and may see a decrease from our existing channels, which could harm our business.

The loss of one or more of our systems integrators or value-added resellers, or any reduction or delay in their sales of our products and services could result in reductions in our revenue in future periods. We have recently signed an agreement with SAP AG that allows it to resell our line of products for use with SAP systems, directly and through its subsidiaries and distributors. In addition, our ability to increase our revenue in the future depends on our ability to expand our indirect distribution channels.

Our dependence on indirect distribution channels presents a number of risks, including:

•	each of our systems integrators or value-added resellers can cease marketing our products and services with limited or no notice and with little or no penalty;

•	our existing systems integrators or value-added resellers may not be able to effectively sell any new products and services that we may introduce;

•	we may not be able to replace existing or recruit additional systems integrators or value-added resellers, if we lose any of our existing ones;

•	our systems integrators or value-added resellers may also offer competitive products and services;

•	we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities; and

•	our systems integrators or value-added resellers may not give priority to the marketing of our products and services as compared to our competitors’ products.

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

Our customers and partners may not accept our new BTO strategy.    We increasingly focus our efforts on sales of enterprise-wide solutions, which consist of our entire Optane product suite and related professional services, and managed services, rather than on the sale of component products. As a result, each sale requires substantial time and effort from our sales and support staff as well as involvement by our professional services and managed services organizations and our systems integrator partners. Large individual sales, or even small delays in customer orders, can cause significant variation in our revenues and results of operations for a particular period. The timing of large orders is usually difficult to predict and, like many software and services companies, many of our customers typically complete transactions in the last month of a quarter.

If we are unable to manage rapid changes in our business, our business may be harmed.    We have, in the past, experienced significant growth in revenue, employees and number of product and service offerings and we believe this growth will be renewed. This growth has placed a significant strain on our management and our financial, operational, marketing and sales systems. We are implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of our sales and customer support systems. The implementation of these systems, procedures and controls may not be completed successfully, or may disrupt our operations. Any failure by us to properly manage these transitions could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan. We have also in the past experienced reductions in revenue and that has required us to rapidly reduce costs. If we fail to reduce staffing levels when necessary, our costs would be excessive and our business and operating results could be adversely affected.

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

We depend on our international operations for a substantial portion of our revenue.    Sales to customers located outside the US have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenue, sales to customers outside the US were 34%, 35% and 32% in 2002, 2001 and 2000, respectively. We face risks associated with our international operations, including:

•	changes in tax laws and regulatory requirements;

•	difficulties in staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	the need to localize products for sale in international markets;

•	longer payment cycles to collect accounts receivable in some countries;

•	seasonal reductions in business activity in other parts of the world in which we operate;

•	political and economic instability; and

•	economic downturns in international markets.

Any of these risks could harm our international operations and cause lower international sales. For example, some EMEA countries already have laws and regulations related to technologies used on the Internet that are more strict than those currently in force in the US. Any or all of these factors could cause our business to be harmed.

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

We are subject to the risk of increased taxes.    Historically, our operations resulted in a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investment. Our taxes could increase if these tax rate incentives are not renewed upon expiration or tax rates applicable to us are increased. Tax authorities could challenge the manner in which profits are allocated among us and our subsidiaries, and we may not prevail in any such challenge. If the profits recognized by our subsidiaries in jurisdictions where taxes are lower became subject to income taxes in other jurisdictions, our worldwide effective tax rate would increase. In addition, to the extent that we are unable to continue to reinvest a substantial portion of our profits in our Israeli operations, we may be subject to additional tax rate increases in the future.

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

Our financial results may be negatively impacted by foreign currency fluctuations.    Our foreign operations are generally transacted through our international sales subsidiaries. As a result, these sales and related expenses are denominated in currencies other than the US dollar. Because our financial results are reported in US dollars, our results of operations may be harmed by fluctuations in the rates of exchange between the US dollar and other currencies, including:

•	a decrease in the value of EMEA or APAC currencies relative to the US dollar, which would decrease our reported US dollar revenue, as we generate revenue in these local currencies and report the related revenue in US dollars; and

•	an increase in the value of EMEA, APAC, or Israeli currencies relative to the US dollar, which would increase our sales and marketing costs in these countries and would increase research and development costs in Israel.

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

Acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert the attention of our management and investments may become impaired and require us to take a charge against earnings.    In May 2001, we acquired Freshwater and we have minority investments in private companies and private equity funds of $16.0 million at December 31, 2002 and we may acquire or make investments in other companies and technologies. For the year ended December 31, 2002, we had recorded a loss in other income, net, of $5.3 million on three of our investments in early stage private companies. In addition, we have committed to make capital contributions to a private equity fund totaling $10.1 million and we expect to pay approximately $7.1 million through March 31, 2004 as capital calls are made. We are closely monitoring the financial health of the other private companies in which we hold minority equity investments. If we determine in accordance with our standard accounting policies that an impairment has occurred, then additional losses would be recorded. In the event of any future acquisitions or investments, we could:

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

The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits.    The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended February 28, 2003, the closing prices of our common stock as reported on the NASDAQ National Market ranged from a high of $42.48 to a low of $15.15. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships, acquisitions or investments;

•	changes in financial estimates or other statements by securities analysts;

•	changes in general economic conditions;

•	terrorist attacks, and the effects of war;

•	conditions or trends affecting the software industry and the Internet; and

•	changes in the economic performance and/or market valuations of other software and high-technology companies.

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

Future product development is dependent upon early access to third-party software.    Software developers have, in the past, provided us with early access to pre-generally available (GA) versions of their software in order to have input into the functionality and to ensure that we can adapt our software to exploit new functionality in these systems. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may result in high research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products or may prevent us from being able to develop products which will work with such new systems which could harm our business.

We have adopted anti-takeover defenses that could delay or prevent an acquisition of our company, including an acquisition that would be beneficial to our stockholders.    Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present plans to issue shares of preferred stock. Furthermore, our Preferred Share Purchase Rights Agreement, as amended, and certain provisions of our Certificate of Incorporation and of Delaware law may have the effect of delaying or preventing changes in our control or management, which could adversely affect the market price of our common stock.

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

In January 2002 and February 2002, we entered into two interest rate swaps with respect to $300.0 million of our Notes. In November 2002, we terminated our January and February interest rate swaps with GSCM and replaced them with a single interest rate swap with GSCM in order to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap is designated as an effective hedge of the change in the fair value attributable to the LIBOR rate of $300.0 million of our Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month LIBOR rate plus 46.0 basis points. Beginning in January 2003, the variable interest rate on the November interest rate swap was modified so that it is now based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR rate throughout the life of the Notes. The interest rate swap creates a market exposure to changes in the LIBOR rate. If the LIBOR rate increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. Under the terms of the swap, we are required to provide initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury Interactive and GSCM as swap rates and equity prices fluctuate. We accounted for the initial collateral and any additional collateral as restricted cash on our balance sheet. If the price of our common stock exceeds the original conversion or redemption price of the Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the Notes. If we call the Notes at a premium (in whole or in part), or if any of the holders of the Notes elected to convert the Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted Notes. The January and February interest rate swaps had the same general economic parameters as the November interest rate swap described above.

Our November interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in the fair value of the underlying Notes attributable to changes in the LIBOR rate on our balance sheets, and we record the ineffectiveness arising from the difference between the two fair values in our statements of operations as other income. At December 31, 2002, the fair value of the January swap was approximately $17.4 million, and the change in the fair value of our Notes attributable to changes in the LIBOR rate during the year resulted in an increase to the carrying value of our Notes of $17.0 million. The difference of $406,000 was recorded in other income as the unrealized gain on interest rate swap for the year ended December 31, 2002. At December 31, 2002, our total restricted cash associated with the swap was $6.0 million.

We are exposed to credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major US investment bank and because of its obligations under the swap is guaranteed by the Goldman Sachs Group L.P.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market rate risk includes the risk of changes in interest rates. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as “held to maturity.” At December 31, 2002, $349.1 million, or 52% of our cash, cash equivalents and investment portfolio have a maturity of less than 90 days, and an additional $178.1 million, or 27% carried a maturity of less than one year. All investments mature, by policy, in less than three years. Information about our investment portfolio is presented in the table below, which states notional amounts and related weighted-average interest rates by year of maturity (in thousands):

	December 31,
	2003	2004	Thereafter	Total	Fair Value
Cash equivalents:
Fixed rate	$290,218	$—	$—	$290,218	$290,218
Weighted average rate	1.68%	—	—	1.68%	—
Investments:
Fixed rate	$178,123	$88,864	$49,090	$316,077	$320,642
Weighted average rate	3.57%	4.30%	3.63%	3.79%	—

Total investments	$468,341	$88,864	$49,090	$606,295	$610,860

Weighted average rate	2.40%	4.30%	3.63%	2.78%	—

Our long-term investments include $43.9 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

The fair value of our Convertible Subordinated Notes (Notes) fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our creditworthiness. The fair market value of the Notes at December 31, 2002 was $269.3 million while the face value was $300.0 million.

In January 2002 and February 2002, we entered into two interest rate swaps with respect to $300.0 million of our Notes. In November 2002, we terminated our January and February interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) and replaced them with a single interest rate swap with GSCM in order to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (the LIBOR rate) of $300.0 million of our Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month LIBOR rate plus 46.0 basis points. Beginning in January 2003, the variable interest rate on the November interest rate swap was modified so that it is now based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR rate throughout the life of the Notes. The interest rate swap creates a market exposure to changes in the LIBOR rate. If the LIBOR rate increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. Under the terms of the swap, we are required to provide initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury Interactive and GSCM as swap rates and equity prices fluctuate. We accounted for the initial collateral and any additional collateral as restricted cash on our balance sheet. If the price of our common stock exceeds the original conversion or redemption price of the Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the Notes. If we call the Notes at a premium (in whole or in part), or if any of the holders of the Notes elected to convert the Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted Notes. The January and February interest rate swaps had the same general economic parameters as the November interest rate swap described above.

Our November interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in the fair value of the underlying Notes attributable to changes in the LIBOR rate on our balance sheets, and we record the ineffectiveness arising from the difference between the two fair values in our statements of operations as other income. At December 31, 2002, the fair value of the January swap was approximately $17.4 million, and the change in the fair value of our Notes attributable to changes in the LIBOR rate during the year resulted in an increase to the carrying value of our Notes of $17.0 million. The difference of $406,000 was recorded in other income as the unrealized gain on interest rate swap for the year ended December 31, 2002. At December 31, 2002, our total restricted cash associated with the swap was $6.0 million.

We are exposed to credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major US investment bank and because of its obligations under the swap is guaranteed by the Goldman Sachs Group L.P.

We have entered into forward contracts to hedge foreign currency denominated receivables due from certain EMEA, APAC, and Japan subsidiaries and foreign branches against fluctuations in exchange rates. We have not entered into forward contracts for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. The effect of an immediate 10% change in exchange rates would not have a material impact on our operating results or cash flows. We had outstanding forward contracts with notional amounts totaling $17.5 million and $15.4 million at December 31, 2002 and 2001, respectively. The forward contracts in effect at December 31, 2002 mature at various dates through July 2003 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Japanese Yen, Norwegian Kroner, and Swedish Kroner. The unrealized net gain on our forward contracts at December 31, 2002 and 2001 was $182,000 and $606,000, respectively.

We utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Australian Dollar, Canadian Dollar, English Pound, Euro, Israel Shekel, and Swedish Kroner. Increases or decreases in the value of these non-functional currency assets are offset by gains and losses on the forward exchange contracts to mitigate the risk associated with foreign exchange market fluctuations.

A portion of our business is conducted in currencies other than the US dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenue.

From time to time, we make venture capital investments in early stage private companies and private equity funds for business and strategic purposes. At December 31, 2002, we had invested $16.0 million in private companies. In addition, we have committed to make capital contributions to a private equity fund totaling $10.1 million and we expect to pay approximately $7.1 million through March 31, 2004 as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The prolonged general decline in the NASDAQ National Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the year ended December 31, 2002, we recorded a loss in other income, net, of $5.3 million on three of our investments in early stage private companies.

Item 8.	Financial Statements and Supplementary Data

Financial statements required pursuant to this Item are presented beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the 24-month period proceeding December 31, 2002 we neither changed accountants nor had disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for May 15, 2003, and the information included in the proxy statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

The information concerning our officers required by this Item is incorporated by reference to the section of Part I of this Annual Report on Form 10-K entitled “Item 1. Business—Executive Officers.” The information concerning our directors required by this Item is incorporated by reference to the information under the heading “Election of Directors—Nominees” in our proxy statement.

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our proxy statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about security ownership of certain beneficial owners and management required by this Item is incorporated by reference to our proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” The information regarding securities authorized for issuance under equity compensation plans appears under Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our proxy statement under the heading “Certain Transactions.”

Item 14.	Controls and Procedures

(a)	Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by Mercury Interactive in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	There were no significant changes to our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

1.    Financial Statements

The following financial statements of Mercury Interactive Corporation are filed as a part of this report:

2.    Schedules

Financial statement schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.    Exhibits

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of Mercury Interactive, as amended and restated to date.

3.2(12)	Certificate of Amendment of the Restated Certificate of Incorporation.

3.3(3)	By-laws of Mercury Interactive, as amended to date.

10.1(4)(2)	Amended and Restated 1989 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.

10.2(1)	Form of Directors’ and Officers’ Indemnification Agreement.

10.3(14)(2)	Form of 1998 Employee Stock Purchase Plan and form of Agreements.

10.4(1)	401(k) Plan.

10.5(5)(2)	1994 Directors’ Stock Option Plan and form of Agreements.

10.6(6)(2)

Form of Change of Control Agreements entered into by Mercury Interactive with the Chairman, the Chief Executive Officer, the Executive Vice President and the Chief Financial Officer, Chief Operating Officer and the President of European Operations and Vice President and General Counsel.

10.7(7)(2)	Amended and Restated 2000 Supplemental Stock Option Plan.

10.8(7)(2)	Amended and Restated 1999 Stock Option Plan.

10.9(9)	Preferred Share Purchase Rights Agreement.

10.10(10)	Amendment to Rights Agreement dated March 31, 1999.

10.11(11)	Amendment No. Two to Rights Agreement, dated May 19, 2000.

10.12(12)	Purchase and Sale Agreement by and between WHSUM Real Estate Limited Partnership and Mercury Interactive.

10.13(8)	Form of Note for Mercury Interactive 4.75% Convertible Subordinated Notes due July 1, 2007.

Exhibit Number	Description
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

10.16(12)(2)	Amended and Restated Employment Agreement by and between Mercury Interactive and Douglas P. Smith effective as of August 28, 2000.

10.17(13)	Agreement and Plan of Merger among Freshwater Software, Inc., Mercury Interactive Corporation and Aqua Merger Company dated as of May 1, 2001.

10.18(15)

Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated January 17, 2002 (as revised on January 31, 2002), and Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated February 26, 2002.

21.1	Subsidiaries of Mercury Interactive.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (see page 47).

(1)	Exhibits 3.1, 3.3, 10.2, and 10.4 are incorporated by reference to Exhibits 3.3, 3.4, 10.2, and 10.12, respectively, filed in response to Item 16(a), “Exhibits,” of Mercury Interactive Registration Statement on Form S-1, as amended (File No. 33-68554), which was declared effective on October 29, 1993.
(2)	Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K.
(3)	Exhibit 3.3 is incorporated by reference to Exhibit 3.2 filed with the Form 10-Q for the three month period ended June 30, 1999.
(4)	Exhibit 10.1 are incorporated by reference to Exhibits 4.1 filed with the Registration Statement on Form S-8, No. 333-62125, filed with the Securities and Exchange Commission on August 24, 1998.
(5)	Exhibit 10.5 is incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarter ended September 30, 1994.
(6)	Exhibit 10.6 is incorporated by reference to Exhibit 10.26 filed with the Form 10-K for the year ended December 31, 1998.
(7)	Exhibits 10.7 and 10.8 are incorporated by reference to Exhibits 4.2 and 4.1 filed with the Registration Statement on Form S-8, No. 333-56316, filed with the Securities and Exchange Commission on February 28, 2001.
(8)	Exhibits 10.13, 10.14 and 10.15 are incorporated by reference to Exhibits 4.1, 4.2 and 4.3, respectively, filed with the Form 10-Q for the quarter ended June 30, 2000.
(9)	Exhibit 10.9 is incorporated by reference to Exhibit 1 to Form 8-A, filed with the Securities and Exchange Commission on July 9, 1996.
(10)	Exhibit 10.10 is incorporated by reference to Exhibit 1 to Form 8-A, Amendment No. 1, filed with the Securities and Exchange Commission on April 2, 1999.
(11)	Exhibit 10.11 is incorporated by reference to Exhibit 1 to Form 8-A, Amendment No. 2, filed with the Securities and Exchange Commission on May 22, 2000.
(12)	Exhibits 3.2, 10.12 and 10.16 are incorporated by reference to Exhibit 3.2, 10.12 and 10.16, respectively, filed with the Form 10-K for the year ended December 31, 2000.
(13)	Exhibit 10.17 is incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarter ended June 30, 2001.
(14)	Exhibit 10.3 is incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-8 (File No. 333- 98031) filed with the Securities and Exchange Commission on August 13, 2002.
(15)	Exhibit 10.18 is incorporated by reference in Exhibit 10.18 filed with the Form 10-K for the year ended December 31, 2001.

(b)  Reports on Form 8-K

No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    March 14, 2003

MERCURY INTERACTIVE CORPORATION

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

Signature	Title	Date

/s/ AMNON LANDAN Amnon Landan	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 14, 2003

/s/ DOUGLAS P. SMITH Douglas P. Smith	Executive Vice President and Chief Finance Officer (Principal Financial Officer)	March 14, 2003

/s/ BRYAN J. LEBLANC Bryan J. LeBlanc	Vice President, Finance (Principal Accounting Officer)	March 14, 2003

/s/ IGAL KOHAVI Igal Kohavi	Director	March 14, 2003

/s/ YAIR SHAMIR Yair Shamir	Director	March 14, 2003

/s/ GIORA YARON Giora Yaron	Director	March 14, 2003

/s/ KENNETH KLEIN Kenneth Klein	Director	March 14, 2003

/s/ CLYDE OSTLER Clyde Ostler	Director	March 14, 2003

/s/ ANTHONY ZINGALE Anthony Zingale	Director	March 14, 2003

CERTIFICATIONS

Form 10-K Certification

I, Amnon Landan, certify that:

1.	I have reviewed this annual report on Form 10-K of Mercury Interactive Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 14, 2003

/s/ AMNON LANDAN Amnon Landan President, Chief Executive Officer and Chairman of the Board

I, Douglas P. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of Mercury Interactive Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 14, 2003

/s/ DOUGLAS P. SMITH
Douglas P. Smith Executive Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mercury Interactive Corporation (the Company) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Amnon Landan, Chief Executive Officer of Mercury Interactive, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:    March 14, 2003

/s/ AMNON LANDAN
Amnon Landan President, Chief Executive Officer and Chairman of the Board

In connection with the Annual Report of Mercury Interactive Corporation (the Company) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Douglas P. Smith, Chief Financial Officer of Mercury Interactive, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:    March 14, 2003

/s/ DOUGLAS P. SMITH
Douglas P. Smith Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Mercury Interactive Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mercury Interactive Corporation and its subsidiaries (the Company) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 18, 2003

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$349,123	$248,297
Short-term investments	178,123	179,484
Trade accounts receivable, net of sales reserves of $7,431 and $6,334, respectively	93,095	66,529
Prepaid expenses and other assets	46,548	30,945

Total current assets	666,889	525,255
Long-term investments	137,954	161,091
Property and equipment, net	88,516	93,375
Investments in non-consolidated companies	15,952	18,944
Debt issuance costs, net	6,037	8,828
Goodwill	113,327	111,789
Intangible assets, net	2,548	6,054
Restricted cash	6,000	—
Interest rate swap	17,378	—
Other assets, net	21,133	2,289

Total assets	$1,075,734	$927,625

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,292	$12,420
Accrued liabilities	71,414	58,131
Income taxes payable	70,502	32,630
Short-term deferred revenue	135,338	79,350

Total current liabilities	289,546	182,531
Convertible subordinated notes	316,972	377,480
Long-term deferred revenue	24,048	13,269

Total liabilities	630,566	573,280

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock: par value $.002 per share, 240,000 shares authorized; 84,694 and 82,849 shares issued and outstanding, respectively	169	166
Additional paid-in capital	254,218	232,750
Treasury stock	(16,082)	(16,082)
Notes receivable from issuance of stock	(11,055)	(11,164)
Unearned stock-based compensation	(1,296)	(4,795)
Accumulated other comprehensive loss	(1,725)	(2,265)
Retained earnings	220,939	155,735

Total stockholders’ equity	445,168	354,345

Total liabilities and stockholders’ equity	$1,075,734	$927,625

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2002	2001	2000
Revenues:
License fees	$192,212	$203,817	$206,835
Subscription fees	53,024	32,783	9,265
Maintenance fees	122,343	98,536	64,250
Professional service fees	32,543	25,864	26,650

Total revenues	400,122	361,000	307,000

Costs and expenses:
Cost of license and subscription	25,442	25,228	17,150
Cost of maintenance	10,857	8,423	3,333
Cost of professional services	23,543	19,738	21,334
Marketing and selling (excluding stock-based compensation of $643, $998, $0, respectively)	203,142	189,600	151,897
Research and development (excluding stock-based compensation of $453, $550, $0, respectively)	37,418	37,162	32,042
General and administrative (excluding stock-based compensation of $67, $451, $0, respectively)	28,826	23,086	17,831
Amortization of unearned stock-based compensation	1,163	1,999	—
Restructuring, integration and other related charges	(537)	5,361	—
Amortization of goodwill and other intangible assets	2,375	30,125	—

Total costs and expenses	332,229	340,722	243,587

Income from operations	67,893	20,278	63,413
Interest income	35,119	36,981	30,526
Interest expense	(23,370)	(23,636)	(11,775)
Other income (expense), net	2,747	17,113	(1,289)

Income before provision for income taxes	82,389	50,736	80,875
Provision for income taxes	17,185	16,582	16,175

Net income	$65,204	$34,154	$64,700

Net income per share (basic)	$0.78	$0.41	$0.81

Net income per share (diluted)	$0.74	$0.39	$0.73

Weighted average common shares (basic)	83,938	82,559	79,927

Weighted average common shares and equivalents (diluted)	87,640	88,567	88,745

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Additional paid-in capital	Treasury stock	Notes receivable from issuance of stock	Unearned stock-based compensation	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity	Comprehensive income (loss)
	Shares	Amount
Balance at December 31, 1999	78,090	$156	$148,826	$—	$(5,090)	$—	$(1,242)	$56,881	$199,531
Tax benefit from stock options	—	—	12,805	—	—	—	—	—	12,805
Collection of notes receivable	—	—	—	—	2,314	—		—	2,314
Stock issued under stock option and employee stock purchase plans	3,039	6	28,601	—	(4,752)	—	—	—	23,855
Currency translation adjustments	—	—	—	—	—	—	(173)	—	(173)	$(173)
Net income	—	—	—	—	—	—	—	64,700	64,700	64,700

Balance at December 31, 2000	81,129	162	190,232	—	(7,528)	—	(1,415)	121,581	303,032	$64,527

Repurchase of common stock	(784)	(1)	—	(16,082)	—	—	—	—	(16,083)
Unearned stock-based compensation	—	—	10,777	—	—	(10,436)	—	—	341
Amortization of unearned stock-based compensation	—	—	—	—	—	1,659	—	—	1,659
Reversal of unearned stock-based compensation	—	—	(3,982)	—	—	3,982	—	—	—
Tax benefit from stock options	—	—	6,118	—	—	—	—	—	6,118
Vested stock options assumed in conjunction with the Freshwater acquisition	—	—	850	—	—	—	—	—	850
Collection of notes receivable	—	—	—	—	400	—	—	—	400
Stock issued under stock option and employee stock purchase plans	2,504	5	28,755	—	(4,036)	—	—	—	24,724
Currency translation adjustments	—	—	—	—	—	—	(850)	—	(850)	$(850)
Net income	—	—	—	—	—	—	—	34,154	34,154	34,154

Balance at December 31, 2001	82,849	166	232,750	(16,082)	(11,164)	(4,795)	(2,265)	155,735	354,345	$33,304

Amortization of unearned stock-based compensation	—	—	—	—	—	1,163	—	—	1,163
Reversal of unearned stock-based compensation	—	—	(2,336)	—	—	2,336	—	—	—
Collection of notes receivable	—	—	—	—	878	—	—	—	878
Stock issued under stock option and employee stock purchase plans	1,845	3	23,804	—	(769)	—	—	—	23,038
Currency translation adjustments	—	—	—	—	—	—	540	—	540	$540
Net income	—	—	—	—	—	—	—	65,204	65,204	65,204

Balance at December 31, 2002	84,694	$169	$254,218	$(16,082)	$(11,055)	$(1,296)	$(1,725)	$220,939	$445,168	$65,744

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share amounts)

	Year ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$65,204	$34,154	$64,700
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,704	14,977	9,624
Sales reserves	3,342	3,384	6,602
Unrealized gain on interest rate swap	(406)	—	—
Amortization of goodwill and other intangible assets	2,375	30,125	—
Amortization of unearned stock-based compensation	1,163	1,999	—
Gain on early retirement of debt	(11,610)	(19,833)	—
Loss on investments in non-consolidated companies	5,296	—	—
Non-cash restructuring charges	—	230	—
Deferred income taxes	(6,595)	4,170	(2,340)
Changes in assets and liabilities:
Trade accounts receivable	(28,288)	(6,032)	(30,443)
Prepaid expenses and other assets	(27,498)	(2,982)	(9,031)
Accounts payable	(451)	(752)	4,702
Accrued liabilities	11,443	(1,731)	25,873
Income taxes payable	38,492	13,359	17,459
Deferred revenue	65,002	11,993	42,634

Net cash provided by operating activities	132,173	83,061	129,780

Cash flows from investing activities:
Maturity of investments	461,954	1,082,720	275,860
Purchases of investments	(437,456)	(867,315)	(758,333)
Increase in restricted cash	(6,000)	—	—
Purchases of investments in non-consolidated companies	(2,244)	(18,944)	—
Cash paid in conjunction with Freshwater, net	—	(143,961)	—
Acquisition of property and equipment	(8,164)	(22,091)	(45,231)

Net cash provided by (used in) investing activities	8,090	30,409	(527,704)

Cash flows from financing activities:
Proceeds from issuance of convertible subordinated notes, net	—	—	485,380
Proceeds from issuance of common stock under stock option and employee stock purchase plans	23,038	24,724	23,855
Collection of notes receivable from issuance of stock	878	400	2,314
Repurchase of treasury stock	—	(16,082)	—
Retirement of convertible subordinated notes	(64,640)	(100,024)	—

Net cash (used in) provided by financing activities	(40,724)	(90,982)	511,549

Effect of exchange rate changes on cash	1,287	(578)	(584)

Net increase in cash and cash equivalents	100,826	21,910	113,041
Cash and cash equivalents at beginning of year	248,297	226,387	113,346

Cash and cash equivalents at end of year	$349,123	$248,297	$226,387

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—OUR SIGNIFICANT ACCOUNTING POLICIES

Mercury Interactive Corporation was incorporated in 1989 and began shipping testing products in 1991. Since 1991, we have introduced a variety of solutions for testing, deployment assurance, and application performance management (APM). Today’s enterprise is critically dependent on IT-delivered systems and applications that automate business processes to meet business requirements. These needs place IT in the relatively new role as a business-critical function and putting IT management under enormous pressure to operate like a business. Business Technology Optimization (BTO) is an emerging new business strategy that enables companies to optimize and align business and technology performance to meet key business objectives. Mercury Interactive is the leading provider of BTO products and services, providing an integrated approach to testing, deployment assurance, and APM solutions that enable customers to optimize the quality of their IT-delivered services, align IT execution with business goals, and reduce spending throughout their IT infrastructure.

We acquired all of the outstanding securities of Freshwater Software, Inc. (Freshwater) in May 2001. The transaction was accounted for as a purchase, and accordingly, the operating results of Freshwater have been included in consolidated financial statements since the date of acquisition. See Note 12 for a full description of the acquisition.

Basis of presentation

We have a wholly-owned research and development and sales subsidiary incorporated in Israel and sales subsidiaries in the US, Canada and Brazil (Americas), Europe, the Middle East and Africa (EMEA), Asia Pacific and Australia (APAC) and Japan for marketing, distribution and support of products and services. The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Foreign currency translation

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into US dollars, the reporting currency. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statements of operations or as a separate part of our net equity under the caption accumulated other comprehensive loss. If any subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in cumulative translation adjustments. However, if the functional currency is deemed to be the US dollar, any gain or loss associated with the translation of these financial statements would be included within our statements of operations.

The functional currency of our subsidiary in Israel is the US dollar. Assets and liabilities in Israel are translated at year-end exchange rates, except for property and equipment, which is translated at historical rates. Revenues and expenses are translated at average exchange rates in effect during the year, except for costs related to those balance sheet items which are translated at historical rates. Foreign currency translation gains and losses are included in the consolidated statements of operations.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The functional currencies of all other subsidiaries are the local currencies. Accordingly, all assets and liabilities of these subsidiaries are translated at the current exchange rate at the end of the period and revenues and expenses at average exchange rates in effect during the period. The gains and losses from translation of these subsidiaries’ financial statements are recorded as accumulated other comprehensive loss and included as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

Derivative financial instruments

We enter into derivative financial instrument contracts to hedge certain foreign exchange and interest rate exposures and have adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The forward foreign exchange contracts qualify under SFAS No. 133 as foreign-currency hedges. See Note 9 for a full description of our derivative financial instruments and related accounting policies.

Cash and cash equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Short-term and long-term investments

We consider all investments with remaining maturities of less than one year to be short-term investments and all investments with remaining maturities greater than one year to be long-term investments. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have categorized our marketable securities as “held to maturity” securities.

The investments, which all have contractual maturities of less than three years, are carried at cost plus accrued interest.

The portfolio of short-term and long-term investments (including cash and cash equivalents) consisted of the following (in thousands):

	December 31,
Investment Type	2002	2001
Cash and interest bearing demand deposits	$98,635	$122,374
Corporate debt securities	421,693	313,208
Municipal and tax-advantaged securities	63,417	42,583
US treasury and agency securities	81,455	110,707

Total	$665,200	$588,872

During the fourth quarter of 2001, in conjunction with the retirement of a portion of the Notes, we sold $118.0 million of amortized held-to-maturity investments which resulted in realized gains of $362,000. The sale of held-to-maturity investments was done to retire the Notes and, accordingly was an isolated event not anticipated to recur. We continue to have the intent and ability to hold investments to maturity.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risks

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable. We invest primarily in marketable securities and place our investments with high quality financial, government or corporate institutions. Accounts receivables are derived from sales to customers located primarily in the US and EMEA. We perform ongoing credit evaluations of our customers and to date have not experienced any material losses. For the years ended December 31, 2002, 2001 and 2000, no customer accounted for more than 10% of accounts receivable or revenue.

Fair value of financial instruments

The carrying amount of our financial instruments, including cash, cash equivalents, investments, accounts receivable and accounts payable approximates their respective fair values due to the short maturities of these financial instruments. Changes in the fair value of our forward contracts are generally offset by changes in the value of the underlying exposures being hedged.

The fair market value of our Notes was $269.3 million and $304.7 million at December 31, 2002 and 2001, respectively, based on quoted market price.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of assets, which are five to seven years for office furniture and equipment, two to three years for computers and related equipment, three years for internal use software, four to five years for leasehold improvements, or the term of the lease, whichever is shorter, seven to ten years for building improvements, and thirty years for buildings.

Internal use software

We recognize software development costs in accordance with the Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed of Obtained for Internal Use. Software development costs, including costs incurred to purchase third party software, are capitalized beginning when we have determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and our management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of generally three years using the straight-line method. At December 31, 2002 and 2001, we have capitalized internal use software of $9.0 million and $8.2 million, respectively. For the years ended December 31, 2002, 2001, and 2000, we incurred amortization expense of $1.9 million, $2.0 million and $1.3 million, respectively.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2002, we had invested $16.0 million in private companies. In addition, we have committed to make capital contributions to a private equity fund totaling $10.1 million and we expect to pay approximately $7.1 million through March 31, 2004 as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The prolonged general decline in the NASDAQ National Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the year ended December 31, 2002, we recorded a loss in other income, net, of $5.3 million on three of our investments in early stage private companies.

Intangible assets

Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. We amortize intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives on our identifiable intangibles is three to seven years. We assess the impairment of identifiable intangibles, goodwill and property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow.

Income taxes

We account for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred tax assets and liabilities. We have recorded a valuation allowance for the entire portion of the net operating losses related to the income tax benefits arising from the exercise of employees’ stock options that will be credited directly to stockholders’ equity in the future.

Treasury stock

We account for treasury stock under the cost method. To date, we have not reissued or retired our treasury stock.

Stock-based compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We do not issue stock options to non-employees.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Year ended December 31,
	2002	2001	2000
Net income, as reported	$65,204	$34,154	$64,700
Add:
Unearned stock-based compensation expense included in reported net income	1,163	1,999	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(107,847)	(99,254)	(50,882)

Pro forma net income (loss)	$(41,480)	$(63,101)	$13,818

Net income per share (basic), as reported	$0.78	$0.41	$0.81

Net income (loss) per share (basic), pro forma	$(0.49)	$(0.76)	$0.17

Net income per share (diluted), as reported	$0.74	$0.39	$0.73

Net income (loss) per share (diluted), pro forma	$(0.49)	$(0.76)	$0.16

We amortize stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive loss

We comply with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Comprehensive loss has been included in the Consolidated Statements of Stockholders’ Equity for all periods presented.

Revenue recognition

Revenue consists of fees for license and subscription licenses of our software products, maintenance fees, and professional service fees. We apply the provisions of SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of software products and services. In addition, we apply the provisions of the EITF Issue No. 00-03, Application of AICPA SOP No. 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, to our managed services software transactions.

License revenue is comprised of license fees charged for the use of our products licensed under perpetual or multiple year arrangements in which the fair value of the license fee is separately determinable from maintenance and/or professional services. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable based on the payment terms associated with the transaction and whether or not collection is probable. If a significant portion of a fee is due after our normal payment terms, which are generally within 30-60 days of the invoice date, depending upon the region, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue at the earlier of cash collection or as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. For all sales, except those completed over the Internet, we use either a customer order document or signed license or service agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement.

Subscription revenue represents license fees to use one or more software products, and to receive maintenance support (such as hotline support and updates) for a limited period of time. Since subscription licenses include bundled products and services, both product and service revenue is generally recognized ratably over the term of the license. Customers do not pay a set up fee.

Maintenance revenue is comprised of fees charged for post contract customer support which are determinable based upon vendor specific evidence of fair value. Maintenance fee arrangements include ongoing customer support and rights to product updates “if and when available”. Payments for maintenance are generally made in advance and are nonrefundable. They are recognized as revenue ratably over the period of the maintenance contract.

Professional service revenue is comprised of fees charged for product training and consulting services which are determinable based upon vendor specific evidence of fair value. They are recognized as revenue as the services are provided.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We derive a substantial portion of our revenue from sales of our products through our alliance partners, which include value-added resellers, and major systems integration firms. We normally pay our alliance partners a fee for the referral which is netted against revenue recognized.

In accordance with the provisions of APB Opinion No. 29, Accounting for Nonmonetary Transactions, we records barter transactions at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. To date, revenue from barter transactions has been insignificant and represents less than 1% of revenue.

In the first quarter of 2002, we adopted EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, EITF No. 00-22, Accounting for Points and Certain Other Time or Volume Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future, EITF No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products which all address certain aspects of sales incentives, and EITF No. 01-14, Income Statement Characterization of Reimbursement Received for “Out-of-Pocket” Expenses Incurred. The adoption of these EITFs did not have a material impact on our financial statements.

Cost of license and subscription, maintenance and professional services

Cost of license and subscription includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation and production personnel; and costs associated with our managed services business, including personnel related costs, fees to providers of internet bandwidth and related infrastructure (ISP fees) and depreciation expense of managed services equipment. Cost of maintenance includes direct costs of providing product customer support, largely consisting of personnel costs and related expenses; and the cost of providing upgrades to our subscription customers. We have not broken out the costs associated with subscriptions because these costs can not be separated between license and subscription cost of revenue. Cost of professional services includes direct costs of providing product training and consulting, largely consisting of personnel costs and related expenses.

Research and development

We account for research and development costs in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs have been capitalized in 2002 and 2001.

Advertising expense

We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. For the three years ended December 31, 2002, 2001, and 2000, advertising expenses totaled $5.9 million, $5.6 million and $7.9 million, respectively.

Net income per share

Earnings per share is calculated in accordance with the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, using the treasury stock method. For the three years ended December 31, 2002, 2001, and 2000, dilutive potential common shares outstanding reflects shares issuable under our stock option plans.

The following table summarizes our earnings per share computations for the three years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts):

	Year ended December 31,
	2002	2001	2000
Numerator:
Net income	$65,204	$34,154	$64,700

Denominator:
Denominator for basic net income per share—weighted average shares	83,938	82,559	79,927
Incremental common shares attributable to shares issuable under employee stock plans	3,702	6,008	8,818

Denominator for diluted net income per share—weighted average shares	87,640	88,567	88,745

Net income per share (basic)	$0.78	$0.41	$0.81

Net income per share (diluted)	$0.74	$0.39	$0.73

For the year ended December 31, 2002, options to purchase 15,483,000 shares common stock with a weighted average price of $44.73 were considered anti-dilutive because the options’ exercise price was greater than the average fair market value of our common stock for the period then ended. For the year ended December 31, 2001, options to purchase 5,990,000 shares of common stock with a weighted average price of $67.44 were considered anti-dilutive. For the year ended December 31, 2000, options to purchase 314,000 shares of common stock with a weighted average price of $107.37 were considered anti-dilutive. For the years ended December 31, 2002, 2001, and 2000, common stock reserved for issuance upon conversion of the outstanding Notes for 2,697,000, 3,393,000, and 4,494,000 shares, respectively, were not included in diluted earnings per share because the conversion would be anti-dilutive.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment reporting

We comply with the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. We have four reportable segments: the Americas, EMEA, APAC, and Japan. These segments are organized, managed, and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated APM solutions. Our chief decision makers evaluate operating segment performance based primarily on net revenues and certain operating expenses. Information related to geographic segments is included in Note 11.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation, namely the presentation and break out of short-term and long-term deferred revenue on the balance sheets; and license, subscription, maintenance and professional service fee revenue, and costs and expenses on the statements of operations. The statement of cash flows has also been modified to conform to the current year presentation, namely the reclassification between sales reserve and trade accounts receivable, as well as the change in presentation of restricted cash from financing activities to investing activities.

Certain rounding changes have been made to diluted net income per share and diluted weighted average common shares to conform to current period presentation, namely the inclusion of the tax benefit on the assumed exercise of nonqualified stock options.

Recent accounting pronouncements

In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies the disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We are currently evaluating the impact of the adoption on our financial position and results of operations.

In November 2002, the EITF reached a consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 will be effective for interim periods beginning after June 15, 2003. We are currently evaluating the impact of the adoption on our financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which relates to the identification of, and financial reporting for, variable-interest entities (VIEs). FIN No. 46 has far-reaching effects and applies to new entities that are created after January 31, 2003, as well as to existing VIEs no later than the beginning of the first interim or annual reporting period that starts after July 1, 2003. We are currently evaluating the impact of the adoption on our financial position and results of operations.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—FINANCIAL STATEMENT COMPONENTS

	December 31,
	2002	2001	2000
	(in thousands)
Sales reserve:
Beginning balance	$6,334	$8,499	$5,548
Increase in sales reserve (reduction in revenue), net	3,342	3,384	6,602
Write-off of reserve	(2,370)	(5,308)	(3,540)
Currency translation adjustments	125	(241)	(111)

Ending balance	$7,431	$6,334	$8,499

	December 31,
	2002	2001
	(in thousands)
Property and equipment, net:
Land and buildings	$60,256	$51,994
Computers and equipment	37,249	38,606
Internal use software	9,002	8,229
Office furniture and equipment	12,319	10,524
Leasehold improvements	7,359	6,778

	126,185	116,131
Less: Accumulated depreciation and amortization	(53,045)	(42,753)

	73,140	73,378
Construction in progress	15,376	19,997

	$88,516	$93,375

Depreciation and amortization expense of property and equipment for the three years ended December 31, 2002, 2001 and 2000 was $13.7 million, $13.4 million, and $8.7 million, respectively. For the years ended December 31, 2002, 2001, and 2000, property and equipment acquired under capital leases were insignificant.

	December 31,
	2002	2001
	(in thousands)
Accrued liabilities:
Payroll and related	$42,591	$36,219
Interest on convertible subordinated notes	7,125	8,965
Sales tax and related	5,628	4,126
Swap interest expense	3,673	—
Other	12,397	8,821

	$71,414	$58,131

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2002	2001	2000
	(in thousands)
Other income (expense), net:
Gain on early retirement of debt	$11,610	$19,833	$—
Amortization of debt issuance costs	(1,562)	(2,085)	(1,044)
Loss on non-consolidated companies	(5,296)	—	—
Foreign exchange gains (losses)	(1,867)	(214)	196
Gain on interest rate swap	406	—	—
Other	(544)	(421)	(441)

	$2,747	$17,113	$(1,289)

NOTE 3—SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the year ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
	(in thousands)
Supplemental disclosure:
Cash paid during the year for income taxes	$4,200	$1,605	$2,008

Cash paid during the year for interest expense	$20,862	$23,618	$—

Supplemental non-cash investing activities:
Net assets assumed in conjunction with Freshwater acquisition	$—	$2,383	$—

Tax effect of workforce and purchased technology associated with Freshwater acquisition	$—	$3,002	$—

Issuance of common stock for vested options of Freshwater	$—	$850	$—

Supplemental non-cash financing activities:
Tax benefit from exercise of stock options	$—	$6,118	$12,805

Issuance of common stock for notes receivable	$769	$4,036	$4,752

Elimination of debt offering costs in conjunction with debt retirement	$1,229	$2,663	$—

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

In January 2002, SFAS No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we ceased to amortize approximately $111.8 million of goodwill and reclassified $1.7 million of workforce to goodwill. We recorded approximately $29.0 million of amortization on these amounts during 2001. We also wrote-off a deferred tax liability of $661,000 associated with workforce against goodwill. We were also required to perform a preliminary assessment of goodwill and an annual impairment review thereafter and potentially more frequently if circumstances change. We completed the preliminary assessment during the first quarter of 2002 and performed an annual impairment review during the fourth quarter and did not record an impairment charge. We will perform an annual impairment review during 2003 and every year thereafter.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impairment review involved a two-step process as follows:

•	Step 1—We compared the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeded the unit’s fair value, we would have moved on to Step 2. Since the unit’s fair value exceeded the carrying value, no further work was performed and no impairment charge was necessary.

•	Step 2—If we had determined in Step 1 that the carrying value of a reporting unit exceeded our fair value, we would have performed an allocation of the fair value of the reporting unit to our identifiable tangible and non-goodwill intangible assets and liabilities. This would have derived an implied fair value for the reporting unit’s goodwill. We would then have compared the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill was greater than the implied fair value of our goodwill, an impairment loss would have been recognized for the excess.

During the fourth quarter of 2002, upon further review of SFAS No. 142, we reclassified $1.2 million of net intangible assets to goodwill. We had previously amortized goodwill of $181,000 associated with these intangible assets in each of the first three quarters of 2002. We did not amortize this amount during the fourth quarter of 2002 and have ceased amortization associated with these intangible assets.

The changes in the carrying amount of the goodwill and other intangible assets are as follows (in thousands):

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill and other intangible assets:
Technology	$5,500	$2,952	$5,500	$1,119
Workforce	—	—	2,100	427

Total intangible asset	5,500	2,952	7,600	1,546
Goodwill	113,327	—	140,368	28,579

Total	$118,827	$2,952	$147,968	$30,125

The aggregate amortization expense of goodwill and other intangible assets was $2.4 million and $30.1 million for the years ended December 31, 2002 and 2001. The estimated total amortization expense of intangible assets is $1.8 million for 2003 and $715,000 for 2004.

During the second quarter of 2002, we recorded a $1.1 million charge against goodwill for the estimated costs to sublease excess facilities in Boulder, Colorado in connection with the Freshwater acquisition. Upon completion of the acquisition, we were able to accurately estimate the costs to sublease these facilities by reviewing vacancy rates and current market conditions. This charge included $1.0 million for the remaining lease commitments of these facilities, net of the estimated sublease income throughout the duration of the lease term, and $66,000 for the write-down of related leasehold improvements. During the fourth quarter of 2002, we increased the idle facility charge against net income by $125,000 due to a change in estimate for the sublease start date. During the year ended December 31, 2002, cash payments of $244,000 were made in connection with this charge. At December 31, 2002, our idle facility accrual was $884,000 and is payable through 2006. Should facilities rental rates continue to decrease in this market or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill are as follows (in thousands):

Amount
Balance at December 31, 2001	$111,789
Write-off of deferred tax liability associated with workforce	(661)
Workforce, net of amortization	1,673
Excess facilities charge	1,069
Accumulated amortization	(543)

Balance at December 31, 2002	$113,327

The following table presents the pro forma effects of SFAS No. 142, assuming we had adopted the standard as of January 1, 2001 (in thousands, except per share amounts):

	Year ended December 31,
	2002	2001
Net income, as reported	$65,204	$34,154
Adjustments:
Amortization of goodwill	—	28,579
Amortization of workforce	—	427

Net income, as adjusted	$65,204	$63,160

Net income per share (basic), as reported	$0.78	$0.41

Net income per share (basic), as adjusted	$0.78	$0.77

Net income per share (diluted), as reported	$0.74	$0.39

Net income per share (diluted), as adjusted	$0.74	$0.71

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

NOTE 5—LONG-TERM DEBT

In July 2000, we issued $500.0 million in Notes. The Notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The Notes are subordinated in right of payment to all of our future senior debt. The Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem the Notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by us in each redemption.

During the year ended December 31, 2002, we paid $65.8 million including accrued interest of $1.2 million to retire $77.5 million face value of the Notes, which resulted in a gain on early retirement of debt of

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$11.6 million. From December 2001 through June 30, 2002, we retired $200.0 million face value of the Notes. No Notes were retired during the last six months of 2002. As a result of the retirement, our interest expense resulting from our Notes decreased during 2002.

We entered into two interest rate swaps with respect to $300.0 million of our Notes. See Note 9 for a full description of our derivative financial instruments and related accounting policies.

For the year ended December 31, 2002, we have recorded interest expense of $7.9 million and interest income of $14.5 million, as a result of both interest rate swaps. Our net interest expense, including the interest paid on our debt, was $8.9 million and $23.6 million for the years ended December 31, 2002 and 2001, respectively.

In connection with the issuance of our Notes, we incurred $14.6 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. During the first six months of 2002, in conjunction with the retirement of a portion of our Notes we wrote-off $1.2 million of debt issuance costs. During the fourth quarter of 2001, we wrote off $2.6 million of debt issuance costs. No costs were written off during the first nine months of 2001 or the last six months of 2002. The remaining costs are being amortized using a straight-line method over the remaining term of the Notes. Amortization expense related to the issuance costs was $1.6 million, $2.1 million and $1.0 million for the years ended 2002, 2001 and 2000 respectively. At December 31, 2002 and 2001, net debt issuance costs were $6.0 million and $8.8 million, respectively.

During the second quarter of 2002, we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify gains and losses related to extinguishment of debt as extraordinary items, net of income taxes, unless they meet certain conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, however early adoption is encouraged. As a result of the early adoption of SFAS No. 145, we have reclassified $11.6 million gain for the year ended December 31, 2002, as other income.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Lease commitments

We lease facilities for sales offices in the US and foreign locations under non-cancelable operating leases that expire through 2008. Certain of these leases contain renewal options. We lease certain equipment under various leases with lease terms ranging from month-to-month up to one year. Future minimum payments under the facilities and equipment leases with non-cancelable terms in excess of one year are as follows as of December 31, 2002 (in thousands):

Year ending December 31,
2003	$9,236
2004	5,730
2005	3,728
2006	2,002
2007	1,401
Thereafter	2,271

Total	$24,368

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense under operating leases amounted to $6.9 million, $6.2 million, and $4.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in our financial position, results of operations, or our statements of cashflows.

NOTE 7—STOCKHOLDERS’ EQUITY

1989 Plan

In August 1989, we adopted a stock option plan (the 1989 Plan). Options granted under the 1989 Plan are for periods not to exceed ten years. For holders of 10% or more of the total combined voting power of all classes of our stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option term may not exceed 5 years. Incentive stock option grants under the 1989 Plan must be at exercise prices not less than 100% of the fair market value and non-statutory stock option grants under the 1989 Plan must be at exercise prices not less than 85% of the fair market value of the stock on the date of grant. Options are immediately exercisable but all shares purchased upon exercise of options are subject to repurchase by us until vested. Options generally vest over a period of four years. Options are no longer granted under this plan.

1994 Director Plan

On August 3, 1994, the board of directors adopted the 1994 Directors’ Stock Option Plan (the Directors’ Plan). We reserved 2,000,000 shares of Common Stock for issuance upon exercise of stock options to be granted during the ten year term of the Directors’ Plan. Only outside directors may be granted options under the Directors’ Plan. The Plan provided for an initial option grant of 25,000 shares to our outside directors as of August 3, 1994 or upon initial election to the board of directors after August 3, 1994. In addition, the plan provided for automatic annual grants of 5,000 shares upon re-election of the individual to the board of directors. In August 1998, the stockholders agreed to amend the Directors’ Plan to increase the number of shares granted to 50,000 shares as an initial grant to new non-employee directors, 10,000 shares as the annual grant to continuing our non-employee directors, and to provide for a one-time grant of 100,000 shares to our non-employee directors who were serving as our directors as of August 14, 1998. The option term is ten years, and options are exercisable while such person remains a director. The exercise price is not less than 100% of fair market value on the date of grant. The initial option grants and the one-time grants vest 20% annually for each director on the date of each Annual Meeting of Stockholders after the date of grant of such option. The annual option grants shall vest in full on the fifth anniversary following each individual’s re-election to the board of directors.

1996 Supplemental Plan

In May 1996, we adopted a stock option plan solely for grants to employees of our subsidiaries located outside the US (the Supplemental Plan). The provisions of the Supplemental Plan regarding option term, grant price, exercise price, and vesting period are identical to those of the 1989 Plan. Options are no longer granted under this plan.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Plan

In August 1998, the stockholders adopted the 1999 Stock Option Plan (the 1999 Plan) to replace the 1989 Plan, effective on the expiration of the term of such plan in August 1999. We reserved 900,000 shares of common stock for issuance upon exercise of stock options to be granted under this plan. The provisions of the 1999 Plan regarding option term, grant price, exercise price, and vesting period are identical to those of the 1989 Plan except that all options granted under the 1999 Plan must be at exercise prices not less than 100% of the fair market value. In December 1999, the stockholders approved an automatic increase in the aggregate number of shares reserved for issuance under the 1999 Plan of 4% of the common stock and equivalents outstanding as of January 1 of each year starting in 2000 and ending in 2003. In 2003, 2002, 2001 and 2000, the 1999 Plan shares reserved were automatically increased by 4,125,549, 3,995,750, 3,879,728 and 3,605,500 shares, respectively.

2000 Plan

In July 2000, we adopted the 2000 Supplemental Stock Option Plan (the 2000 Plan) which allows for options to be granted to any employee who is not a US citizen or resident and who is not an executive officer or director. We reserved 2,000,000 shares of common stock for issuance upon exercise of stock options to be granted under the 2000 Plan. In February 2001, the Board approved the reservation of an additional 4,000,000 shares. In November 2000, the Board amended and restated the 2000 Plan to better address our tax issues and our employees in countries other than the US . The provisions of the 2000 Plan regarding option term, grant price and exercise price are identical to those of the 1999 Plan except that all the term of options granted in certain EMEA countries may be different and the 2000 Plan provides for the grant of stock purchase rights.

1997 Freshwater Plan

In May 2001, in conjunction with the acquisition of Freshwater we assumed the 1997 Freshwater Stock Option Plan (1997 Freshwater Plan). The provisions of the 1997 Freshwater Plan regarding option term, grant price, exercise price, and vesting period are identical to those of the 1999 Plan. Freshwater vested and unvested options were converted to our shares at a conversion ratio of 0.1326. Options are no longer granted under this plan.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option plans summary

The following table presents the combined activity of all our option plans for the years ended December 31, 2002, 2001 and 2000 (shares in thousands):

		Options outstanding
	Options available for grant	Number of Shares	Weighted average exercise price
Balance outstanding at December 31, 1999	5,079	12,516	$9.02
Additional shares authorized	5,637	—	$—
Options granted	(8,345)	8,345	$55.44
Options canceled	256	(652)	$25.61
Options exercised	—	(2,814)	$7.78

Balance outstanding at December 31, 2000	2,627	17,395	$30.92
Additional shares authorized	7,880	—	$—
Options granted	(5,593)	5,593	$40.05
Options canceled	981	(1,069)	$45.49
Options exercised	—	(2,328)	$8.68

Balance outstanding at December 31, 2001	5,895	19,591	$35.32
Additional shares authorized	3,996	—	$—
Options granted	(6,113)	6,113	$29.33
Options canceled	1,447	(1,587)	$45.21
Options exercised	—	(1,456)	$10.11

Balance outstanding at December 31, 2002	5,225	22,661	$34.62

The following table presents weighted average price and remaining contractual life information about significant option groups outstanding under the above plans at December 31, 2002 (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average Remaining Contractual life (years)	Weighted average exercise price	Number Exercisable	Weighted average exercise price
$ 0.47— 18.74	5,992	5.88	$10.49	4,863	$9.22
$21.06— 31.88	7,269	8.93	$29.13	996	$29.84
$32.28— 60.88	6,191	7.60	$47.19	3,540	$46.92
$63.06—125.44	3,209	7.75	$67.88	1,774	$68.20

	22,661	7.59	$34.62	11,173	$32.37

Employee Stock Purchase Plan

In August 1998, the stockholders adopted the 1998 Employee Stock Purchase Plan (the 1998 ESPP) and reserved 1,300,000 shares for issuance thereunder. In May 2002 and 2000, the stockholders approved the reservation of an additional 500,000 shares in each year, respectively, for issuances under the 1998 ESPP. Under the 1998 ESPP, employees are granted the right to purchase shares of common stock at a price per share that is the lesser of (i) 85% of the fair market value of the shares at the participant’s entry date into the offering period, or (ii) 85% of the fair market value of the shares at the end of the offering period. In August 2001, the board of

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directors changed the offering period from six months to two years. During 2002, 2001 and 2000, 389,000, 176,000, and 189,000 shares, respectively, were purchased under the 1998 ESPP at an average purchase price of $23.81, $44.33, and $86.43, respectively.

Employee Benefit Plan

We have a qualified 401(k) plan available to eligible employees. Participants may contribute up to 15% of their annual compensation to the plan, limited to a maximum annual amount set by the Internal Revenue Service. We match employee contributions dollar for dollar up to a maximum of $1,000 per year per person. Matching contributions vest according to the number of years of employee service. We contributed $603,000, $568,000 and $415,000 to the 401(k) plan during 2002, 2001 and 2000, respectively.

Stock Repurchase Program

During the third quarter of 2001, the board of directors authorized the repurchase of 783,500 shares of our common stock in the open market, subject to normal trading restrictions, at an average price of $20.40. At December 31, 2002 and 2001, we had treasury stock at a cost of $16.1 million for both years.

Amortization of Unearned Stock-Based Compensation

During the second quarter of 2001, in connection with the acquisition of Freshwater, we recorded unearned stock-based compensation totaling $10.4 million associated with approximately 140,000 unvested stock options that we assumed. The options assumed were valued using the fair market value of our stock on the date of acquisition, which was $74.21. We also recorded stock-based compensation expense of $341,000 in conjunction with the third quarter restructuring. The options were valued using the fair market value of our stock on the date of accelerated vesting, which was a weighted average of $32.92. Through December 31, 2002, we reduced unearned stock-based compensation by $6.3 million due to the termination of certain employees. Amortization of unearned stock-based compensation was $1.2 million, $1.7 million (excluding $341,000 of stock-based compensation expense) and zero for the years ended December 31, 2002, 2001 and 2000, respectively. We expect to amortize on average $159,000 per quarter through 2004 and insignificant amounts through the second half of 2005, which is over the remaining vesting periods of the related options.

Pro Forma Disclosure

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options and stock purchase plans under the fair value method of that statement.

The fair value of options and shares issued pursuant to the option plans and the ESPPs at the grant date were estimated using the Black-Scholes model with the following weighted average assumptions:

	Option plans			ESPP
	2002	2001	2000	2002	2001	2000
Expected life (years)	4.00	4.00	4.00	0.50	0.50	0.50
Risk-free interest rate	4.18%	4.60%	6.26%	3.84%	4.60%	6.49%
Volatility	90%	92%	88%	90%	92%	88%
Dividend yield	None	None	None	None	None	None

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. Based upon the above assumptions, the weighted average fair valuation per share of options granted under the option plans during the years ended December 31, 2002, 2001 and 2000 was $19.44, $27.03, and $37.02, respectively. The weighted average fair valuation per share of options granted under the 1998 ESPP plan during the years ended December 31, 2002, 2001 and 2000 was $13.54, $22.49 and $22.32, respectively.

NOTE 8—INCOME TAXES

The provision for income taxes consisted of (in thousands):

	Year ended December 31,
	2002	2001	2000
Federal:
Current	$12,095	$5,436	$8,388
Deferred	(5,915)	1,519	(1,708)

	6,180	6,955	6,680

State:
Current	2,087	2,232	2,362
Deferred	(680)	225	(452)

	1,407	2,457	1,910

Foreign:
Current	9,598	7,170	7,765
Deferred	—	—	(180)

	9,598	7,170	7,585

Total provision for income taxes	$17,185	$16,582	$16,175

Income before provision for income taxes consisted of (in thousands):

	Year ended December 31,
	2002	2001	2000
Domestic	$(59,213)	$(4,310)	$22,655
Foreign	141,602	55,046	58,220

	$82,389	$50,736	$80,875

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	December 31,
	2002	2001	2000
Provision at federal statutory rate	$28,837	$17,776	$28,306
State tax, net of federal tax benefit	1,407	1,689	1,146
Foreign rate differentials	(13,109)	(11,149)	(14,173)
Reversal of valuation allowance	—	(1,705)	—
Non-utilized net operating losses and credits	—	—	522
Tax-exempt interest	(575)	(2,012)	(992)
Non-deductible goodwill	—	10,002	—
Other	625	1,981	1,366

	$17,185	$16,582	$16,175

US income taxes and foreign withholding taxes were not provided for on a cumulative total of $327.0 million of undistributed earnings for certain non-US subsidiaries. We intend to invest these earnings indefinitely in operations outside the US. The components of the deferred tax assets (liabilities) follow (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Other reserves and accruals	$2,054	$86
Depreciation and amortization	2,940	2,259
Sales reserve	2,676	1,787
Accrued vacation	1,249	1,105
Amortization of goodwill	939	—

Total deferred tax assets	9,858	5,237
Deferred tax liabilities:
Domestic vs. foreign tax rate	(451)	—
Intangible assets	—	(2,425)

Total	$9,407	$2,812

At December 31, 2001, we reversed our valuation allowance originating from net operating losses of foreign jurisdictions on certain deferred tax assets. We reversed the valuation allowance because we believe it is more likely than not that all deferred tax assets will be realized in the foreseeable future.

At December 31, 2002 and 2001, our US net operating loss carryforwards for income tax purposes were approximately $160.5 million and $134.0 million, respectively. If not utilized, the Federal net operating loss carryforwards will expire in various years through 2022, and the States’ net operating loss carryforwards will expire in various years through 2013. The net operating losses are primarily attributable to stock option compensation deductions. We have recorded a valuation allowance for the entire portion of the net operating losses related to the income tax benefits arising from the exercise of employees’ stock options that will be credited directly to stockholders’ equity in the future.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The earnings from foreign operations in Israel are subject to a lower tax rate pursuant to “Approved Enterprise” incentives effective through 2013. The incentives provide for certain tax relief if certain conditions are met. We believe we continued to be in compliance with these conditions at December 31, 2002.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we have recorded a current tax payable and a prepaid tax asset in the amount of $25.5 million, which will be amortized to income tax expense over eight years, which approximates the period over which the expected benefit is expected to be realized. At December 31, 2002, we have a prepaid tax asset of $3.2 million included in prepaid expenses and $19.1 million included in net other assets.

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

We have entered into forward contracts to hedge foreign currency denominated receivables due from certain EMEA, APAC, and Japan subsidiaries and foreign branches against fluctuations in exchange rates. We have not entered into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. We had outstanding forward contracts with notional amounts totaling $17.5 million and $15.4 million at December 31, 2002 and 2001, respectively. The forward contracts in effect at December 31, 2002 mature at various dates through July 2003 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Japanese Yen, Norwegian Kroner, and Swedish Kroner. The unrealized net gain on our forward contracts at December 31, 2002 and 2001 was $182,000 and $606,000, respectively.

We utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Australian Dollar, Canadian Dollar, English Pound, Euro, Israel Shekel, and Swedish Kroner. Increases or decreases in the value of these non-functional currency assets are offset by gains and losses on the forward exchange contracts to mitigate the risk associated with foreign exchange market fluctuations.

In January 2002 and February 2002, we entered into two interest rate swaps with respect to $300.0 million of our Notes. In November 2002, we terminated our January and February interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) and replaced them with a single interest rate swap with GSCM in order to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (the LIBOR rate) of $300.0 million of our Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month LIBOR rate plus 46.0 basis points. Beginning in January 2003, the variable interest rate on the November interest rate swap was modified so that it is now based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR rate throughout the life of the Notes. The interest rate swap creates a market exposure to changes in the LIBOR rate. Under the terms of the swap, we are required to provide initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury Interactive and GSCM as swap rates and equity prices fluctuate. We accounted for the initial collateral and any additional collateral as restricted cash on our balance sheet. If the price of our common stock exceeds the original conversion or redemption price of the Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the Notes. If we call the Notes at a premium (in whole or in part), or if any of the holders of the Notes elected to convert the Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted Notes. The January and February interest rate swaps had the same general economic parameters as the November interest rate swap described above.

Our November interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in the fair value of the underlying Notes attributable to changes in the LIBOR rate on our balance sheets, and we record the ineffectiveness arising from the difference between the two fair values in our statements of operations as other income. At December 31, 2002, the fair value of the January swap was approximately $17.4 million, and the change in the fair value of our Notes attributable to changes in the LIBOR rate during the year resulted in an increase to the carrying value of our Notes of $17.0 million. The difference of $406,000 was recorded in other income as the unrealized gain on interest rate swap for the year ended December 31, 2002. At December 31, 2002, our total restricted cash associated with the swap was $6.0 million.

We are exposed to credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major US investment bank and because of its obligations under the swap is guaranteed by the Goldman Sachs Group L.P.

For the year ended December 31, 2002, we have recorded interest expense of $7.9 million and interest income of $14.5 million, as a result of both interest rate swaps. Our net interest expense, including the interest paid on our debt, was $8.9 million and $23.6 million for the years ended December 31, 2002 and 2001, respectively.

NOTE 10—RESTRUCTURING, INTEGRATION AND OTHER RELATED CHARGES

During the second quarter of 2001, in conjunction with the acquisition of Freshwater, we recorded a charge for certain nonrecurring restructuring and integration costs of $946,000 not considered part of the purchase price. The charge included costs for consolidation of facilities, employee severance, and fixed asset write-offs. As of June 30, 2002, all costs associated with the charge had been paid.

During the third quarter of 2001, in connection with management’s plan to reduce costs and improve operating efficiencies, we recorded restructuring and other charges of $4.4 million, consisting of $2.9 million for employee reductions, $1.1 million for the cancellation of a marketing event, and $400,000 for professional services and consolidation of facilities. Employee reductions consisted of approximately 140 employees, or 8% of our worldwide workforce. Total cash outlays associated with the restructuring were originally expected to be $4.2 million, of which $3.4 million of cash was paid through December 31, 2001. During the first quarter of 2002, we reversed $537,000 of the cash restructuring charges associated with the cancellation of the marketing event because we were able to use the deposit for another event. The remaining $233,000 of cash restructuring

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charges was paid during the first quarter of 2002. The remaining $200,000 of restructuring costs consisted of non-cash charges for asset write-offs.

NOTE 11—SEGMENT AND GEOGRAPHIC REPORTING

We have four reportable operating segments: the Americas, EMEA, APAC, and Japan. These segments are organized, managed, and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated APM solutions. Our chief decision makers evaluate operating segment performance based primarily on net revenues and certain operating expenses.

Financial information for our operating segments is as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Year ended December 31,
	2002	2001	2000
	(in thousands)
Net revenue to third parties:
Americas	$262,537	$233,900	$208,200
EMEA	111,980	104,684	73,000
APAC	14,794	14,461	17,828
Japan	10,811	7,955	7,972

Consolidated	$400,122	$361,000	$307,000

	December 31,
	2002	2001
Property and equipment, net:
Americas	$54,553	$59,419
EMEA (including Israel of $29,280 and $28,853, respectively)	32,367	32,374
APAC	1,170	1,089
Japan	426	493

Total	$88,516	$93,375

International sales represented 34%, 35% and 32% of our total revenues in 2002, 2001 and 2000, respectively. The subsidiary located in the United Kingdom accounted for 10%, 12%, and 10% of the consolidated net revenue to unaffiliated customers for the years ended December 31, 2002, 2001 and 2000, respectively. Operations located in Israel accounted for 27% and 17% of the consolidated identifiable assets at December 31, 2002 and 2001, respectively.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents revenue for testing (including deployment assurance which is less than 10%) and APM for the years ended December 31 (in thousands):

	For the years ended December 31,
	2002			2001			2000
	Testing	APM	Total	Testing	APM	Total	Testing	APM	Total
Total revenues:
License fees	$182,927	$9,285	$192,212	$197,004	$6,813	$203,817	$206,835	$—	$206,835
Subscription fees	20,623	32,401	53,024	12,194	20,589	32,783	5,139	4,126	9,265
Maintenance fees	116,939	5,404	122,343	96,790	1,746	98,536	64,250	—	64,250
Professional service fees	31,317	1,226	32,543	25,851	13	25,864	26,650	—	26,650

Total	$351,806	$48,316	$400,122	$331,839	$29,161	$361,000	$302,874	$4,126	$307,000

NOTE 12—ACQUISITION

In May 2001, we acquired all of the outstanding securities of Freshwater, a provider of eBusiness monitoring and management solutions. We acquired Freshwater for cash consideration of $146.6 million. In connection with this acquisition, we assumed net assets of $2.4 million (including cash acquired of $2.7 million) and recorded a deferred tax liability of $3.0 million. The purchase price included $849,000 for the fair value of approximately 13,000 assumed Freshwater vested stock options, as well as direct acquisition costs of $529,000. The fair value of options assumed were estimated using the Black-Scholes model with the following assumptions: fair value of $74.21; expected life (years) of four; risk-free interest rate of 4.41%; volatility of 92%; and dividend yield of zero percent. The allocation of the purchase price resulted in an excess of purchase price over net tangible assets acquired of $148.1 million. This was allocated, based on a third party valuation, $2.1 million to workforce, $5.5 million to purchased technology and $140.5 million to goodwill. During 2001 and 2002, the goodwill and other intangible assets were amortized on a straight-line basis over 3 years. Amortization expense for the years ended December 31, 2002 and 2001 was $2.4 million and $30.1 million, respectively. We expect to amortize approximately $1.8 million of intangible assets during the year ending December 31, 2003. See Note 4 which discusses the implementation of SFAS No. 142.

The transaction was accounted for as a purchase and, accordingly. the operating results of Freshwater have been included in our accompanying consolidated financial statements from the date of acquisition. If the purchase had occurred at the beginning of each period, net revenues would have been $365.4 million in 2001 and $315.8 million in 2000; net income would have been $4.4 million in both years; and earnings per share would have been $0.05 in both years.

NOTE 13—RELATED PARTIES

Notes receivable from issuance of stock

At December 31, 2002 and 2001, we held full-recourse notes receivable collateralized by stock from our officers totaling $2.9 million and $3.7 million, respectively, for purchases of our common stock. The notes bear interest at the market rate on the date of issuance specific to the officer. Accrued interest is due quarterly. The principal amount is due between five to eight years from the anniversary of the notes. Through March 14, 2003, our Chief Executive Officer repaid his notes in full prior to the due date in the aggregate amount of $3.4 million, of which $2.0 million related to notes receivable from issuance of stock and $1.4 million related to officer receivables.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, at December 31, 2002 and 2001, we held full-recourse notes receivable collateralized by stock from our employees totaling $8.2 million and $7.5 million, respectively, for purchases of our common stock. The notes bear interest at the market rate on the date of issuance specific to the employee. Accrued interest is due between one and five years from the date of issuance. The principal amount is due ten years from the anniversary of the notes or as common stock is sold.

Employee and officer receivables

At December 31, 2002 and 2001, we held full-recourse notes receivable collateralized by our common stock and/or real property with employees and an officer totaling $1.6 million and $2.2 million, respectively. The notes bear interest at the market rate on the date of issuance specific to the employee. Accrued interest is due either quarterly or annually. The principal amount is due between five and seven years from the anniversary of the notes.

Related party subcontractor arrangement

In April 2001 and July 2002, we invested $3.0 million and $369,000 in InteQ Corporation (InteQ) for 6,782,727 shares and 834,512 shares of its Series B Preferred stock, respectively. These investments are accounted for using the cost method. We do not have a seat on the InteQ board of directors. In June 2002, we entered into a two-year subcontractor agreement with InteQ to outsource the delivery of the monitoring and problem remediation solutions of our Global SiteReliance (GSR) service. Prior to the subcontractor agreement, we delivered the GSR service to three customers, which as of June 2002 have been transitioned to InteQ. For a subcontractor fee, InteQ will perform the remaining services for these customers and any additional or new service contracts entered into by us. As of December 31, 2002, GSR service revenue of $261,000 related to these customers was netted against the subcontractor fee of $261,000. To perform the GSR service to our existing customers, InteQ has purchased a SiteScope thirteen-month term license from us for approximately $216,000. This term license was sold to InteQ with extended payment terms; consequently we are recognizing the revenue associated with this term license as payments are made by InteQ. For the year ended December 31, 2002, revenue of $73,000 was recorded for the InteQ SiteScope license. To service additional customers, InteQ will have to acquire additional SiteScope licenses based upon certain criteria.

In August 2002, we entered into a referral fee agreement whereby InteQ will pay us a 15% referral fee for customers referred by us to InteQ. As of December 31, 2002, no referral fee revenue was received.

During the fourth quarter of 2002, based upon the proposed recapitalization of InteQ, we recorded an impairment loss on our consolidated statements of operations in other income, net of $3.4 million. In January 2003, the proposed recapitalization was effected which lowered our percentage ownership from 5% to 2% and changed our securities from voting to non-voting. We believe based upon InteQ’s current operating condition that they will be able to continue to service our three GSR customers. If at any point in the future InteQ will not be able to service these customers, we will reassume the GSR servicing.

Marketing agreement

In January 2003, our Audit Committee approved a 15-month subscription agreement with Biz360, as one of our members of the Board of Directors serves on the Biz360 board, to purchase marketing services for $110,000. Through March 14, 2003, we have made $110,000 in payments toward this agreement.

UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited consolidated quarterly financial information for the eight quarters ended December 31, 2002:

	Quarter ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
	(in thousands, except per share amounts)
Total revenues	$117,770	$97,852	$94,000	$90,500	$90,300	$84,000	$96,000	$90,700

Net income	$18,753	$13,271	$18,020	$15,160	$15,779	$(7,105)	$9,331	$16,149

Basic net income per share	$0.22	$0.16	$0.21	$0.18	$0.19	$(0.09)	$0.11	$0.20

Diluted net income per share	$0.21	$0.15	$0.20	$0.17	$0.18	$(0.08)	$0.10	$0.18

Weighted average common shares (basic)	84,545	84,187	83,817	83,223	82,765	83,266	82,809	81,408

Weighted average common shares (diluted)	87,707	87,076	88,164	88,296	86,793	87,444	89,967	89,619