Form 10-Q
period 2003-03-31
MERCURY INTERACTIVE CORPORATION
filed 2003-04-30
CIK 867058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES  ☒    NO  ☐

The number of shares of Registrant’s Common Stock outstanding as of March 31, 2003 was 85,369,129.

MERCURY INTERACTIVE CORPORATION

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$390,229	$349,123
Short-term investments	159,277	178,123
Trade accounts receivable, net	78,902	93,095
Prepaid expenses and other assets	42,552	46,548

Total current assets	670,960	666,889
Long-term investments	180,500	137,954
Property and equipment, net	86,717	88,516
Investments in non-consolidated companies	15,380	15,952
Debt issuance costs, net	5,654	6,037
Goodwill	113,327	113,327
Intangible assets, net	2,090	2,548
Restricted cash	6,000	6,000
Interest rate swap	18,091	17,378
Other assets	18,971	21,133

Total assets	$1,117,690	$1,075,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,567	$12,292
Accrued liabilities	61,265	71,414
Income taxes payable	71,263	70,502
Short-term deferred revenue	147,141	135,338

Total current liabilities	289,236	289,546
Convertible subordinated notes	317,651	316,972
Long-term deferred revenue	34,081	24,048

Total liabilities	640,968	630,566

Stockholders’ equity:
Common stock	171	169
Additional paid-in capital	264,491	254,218
Treasury stock	(16,082)	(16,082)
Notes receivable from issuance of stock	(8,641)	(11,055)
Unearned stock-based compensation	(695)	(1,296)
Accumulated other comprehensive loss	(1,605)	(1,725)
Retained earnings	239,083	220,939

Total stockholders’ equity	476,722	445,168

Total liabilities and stockholders’ equity	$1,117,690	$1,075,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2003	2002
Revenues:
License fees	$44,786	$44,721
Subscription fees	19,274	11,279
Maintenance fees	35,585	27,650
Professional service fees	10,740	6,850

Total revenues	110,385	90,500

Costs and expenses:
Cost of license and subscription	6,550	6,345
Cost of maintenance	2,679	2,836
Cost of professional services	6,620	4,298
Marketing and selling	52,685	45,417
Research and development	11,589	10,624
General and administrative	9,100	7,443
Amortization of unearned stock-based compensation	189	364
Restructuring, integration and other related charges	—	(537)
Amortization of goodwill and other intangible assets	458	639

Total costs and expenses	89,870	77,429

Income from operations	20,515	13,071
Interest income	7,558	8,060
Interest expense	(5,000)	(5,713)
Other income (expense), net	(231)	3,783

Income before provision for income taxes	22,842	19,201
Provision for income taxes	4,698	4,041

Net income	$18,144	$15,160

Net income per share (basic)	$0.21	$0.18

Net income per share (diluted)	$0.20	$0.17

Weighted average common shares (basic)	85,032	83,223

Weighted average common shares and equivalents (diluted)	89,349	88,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$18,144	$15,160
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,879	3,815
Sales reserves	(406)	1,038
Unrealized gain on interest rate swap	(34)	—
Amortization of goodwill and other intangible assets	458	639
Amortization of unearned stock-based compensation	189	364
Gain on early retirement of debt	—	(4,573)
Loss on investments in non-consolidated companies	572	411
Deferred income taxes	2,422	—
Changes in assets and liabilities:
Trade accounts receivable	14,988	11,369
Prepaid expenses and other assets	3,793	(1,754)
Accounts payable	(2,764)	(1,355)
Accrued liabilities	(10,289)	(5,997)
Income taxes payable	750	3,811
Deferred revenue	21,497	4,587

Net cash provided by operating activities	53,199	27,515

Cash flows from investing activities:
Maturity of investments	298,972	56,149
Purchases of investments	(322,671)	(71,100)
Increase in restricted cash	—	(13,659)
Purchases of investments in non-consolidated companies	—	(750)
Acquisition of property and equipment	(1,686)	(1,760)

Net cash used in investing activities	(25,385)	(31,120)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and employee stock purchase plans	10,687	9,737
Collection of notes receivable from issuance of stock	2,414	509
Retirement of convertible subordinated notes	—	(24,723)

Net cash provided by (used in) financing activities	13,101	(14,477)

Effect of exchange rate changes on cash	191	640

Net increase (decrease) in cash and cash equivalents	41,106	(17,442)
Cash and cash equivalents at beginning of period	349,123	248,297

Cash and cash equivalents at end of period	$390,229	$230,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – OUR SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Mercury Interactive and its subsidiaries. We have subsidiaries in the US, Canada, Brazil (Americas), Europe, the Middle East, and Africa (EMEA), Asia Pacific and Australia (APAC), and Japan. All significant intercompany accounts and transactions have been eliminated.

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2002. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in our opinion are necessary to fairly state our consolidated financial position, the results of operations, and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 2002, included in the 2002 Form 10-K. The condensed consolidated statements of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ended December 31, 2003.

Stock-based compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) Interpretation No. 123, Accounting for Stock-Based Compensation, and with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We do not issue stock options to non-employees.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Net income, as reported	$18,144	$15,160
Add:
Unearned stock-based compensation expense included in reported net income	189	364
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,867)	(27,230)

Pro forma net loss	$(10,534)	$(11,706)

Net income per share (basic), as reported	$0.21	$0.18

Net loss per share (basic), pro forma	$(0.12)	$(0.14)

Net income per share (diluted), as reported	$0.20	$0.17

Net loss per share (diluted), pro forma	$(0.12)	$(0.14)

We amortize stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options and stock purchase plans (ESPPs) under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

The fair value of options and shares issued pursuant to the option plans and the Employee Stock Purchase Plan at the grant date were estimated using the Black-Scholes model with the following weighted average assumptions for the three months ended March 31, 2003 and 2002:

	Option plans		ESPP
	2003	2002	2003	2002
Expected life (years)	4.00	4.00	0.50	0.50
Risk-free interest rate	3.03%	4.37%	2.90%	4.30%
Volatility	89%	90%	89%	90%
Dividend yield	None	None	None	None

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. Based upon the above assumptions, the weighted average fair valuation per share of options granted under the option plans during the three months ended March 31, 2003 and 2002 was $20.55 and $19.75, respectively. The weighted average fair valuation per share of options granted under the 1998 ESPP plan during the three months ended March 31, 2003 and 2002 was $10.04 and $13.25, respectively.

Advertising expense

We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. For the three months ended March 31, 2003 and 2002, advertising expenses totaled $2.3 million and $0.7 million, respectively.

Reclassifications

Certain reclassifications have been made to March 31, 2002 balances in order to conform to the March 31, 2003 presentation, namely the break out of maintenance and professional service fee revenue, costs and expenses, interest income and interest expense, and the reclassification of the extraordinary gain on early retirement of debt to other income and provision for income taxes. The statement of cash flows has also been modified to conform to the current year presentation, namely the reclassification between sales reserve and trade accounts receivable, deferred income taxes and income taxes payable, proceeds from issuance of common stock and collection of notes receivable from issuance of stock, as well as the change in presentation of restricted cash from financing activities to investing activities.

Certain changes have been made to diluted net income per share and diluted weighted average common shares to conform to current period presentation.

Recent accounting pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN No. 45). The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial statements. The following is a summary of the agreements that we have determined are within the scope of FIN No. 45.

As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, subsidiaries and/or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby they are indemnified for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All previous obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these types of agreements as of March 31, 2003.

We have arrangements with certain vendors whereby we guaranty the expenses incurred by certain of our employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. We would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is insignificant. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under its product or services warranties. As a result, we believe the estimated fair value on these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

In November 2002, the EITF reached a consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 will be effective for interim periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 will have a material impact on our financial position and results of operations.

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

NOTE 2 – NET INCOME PER SHARE

Earnings per share is calculated in accordance with the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, using the treasury stock method. For the three months ended March 31, 2003 and 2002, dilutive potential common shares outstanding reflects shares issuable under our stock option plans.

The following table summarizes our earnings per share computations for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Numerator:
Net income	$18,144	$15,160

Denominator:
Denominator for basic net income per share – weighted average shares	85,032	83,223
Incremental common shares attributable to shares issuable under employee stock plans	4,317	5,073

Denominator for diluted net income per share – weighted average shares	89,349	88,296

Net income per share (basic)	$0.21	$0.18

Net income per share (diluted)	$0.20	$0.17

For the three months ended March 31, 2003, options to purchase 9,009,000 shares common stock with a weighted average price of $54.52 were considered anti-dilutive because the options’ exercise price was greater than the average fair market value of our common stock for the period then ended. For the three months ended March 31, 2002, options to purchase 9,602,000 shares of common stock with a weighted average price of $55.35 were considered anti-dilutive. For the three months ended March 31, 2003 and 2002, common stock reserved for issuance upon conversion of our outstanding convertible subordinated notes for 2,697,000 and 3,125,000 shares, respectively, were not included in diluted earnings per share because the conversion would be anti-dilutive.

NOTE 3 – SALES RESERVE

The following table summarizes changes in our sales reserve during the three months ended March 31, 2003 and 2002 (in thousands):

	Three months ended March 31,
	2003	2002
Sales reserve:
Beginning balance	$7,431	$6,334
Increase in sales reserve (reduction in revenue), net	—	1,038
Decrease in sales reserve (increase in revenue), net	(406)	—
Write-off of reserve	(440)	(356)
Currency translation adjustments	14	1

Ending balance	$6,599	$7,017

NOTE 4 – COMPREHENSIVE INCOME

We report components of comprehensive income in our annual consolidated statements of shareholders’ equity. Comprehensive income consists of net income and foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

	Three months ended March 31,
	2003	2002
Net income	$18,144	$15,160
Currency translation gain	120	781

Comprehensive income	$18,264	$15,941

NOTE 5 – INCOME TAXES

The effective tax rate for the three months ended March 31, 2003 and 2002 differs from statutory tax rates principally because of the non-deductibility of charges for amortization of goodwill and other intangible assets and stock-based compensation, and our participation in taxation programs in Israel. This tax structure is dependent upon continued reinvestment in our Israeli operations.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

We comply with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statements of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as on the type of hedging relationship.

We have entered into forward contracts to hedge foreign currency denominated receivables due from certain Americas, EMEA, APAC, and Japan subsidiaries and foreign branches against fluctuations in exchange rates. We have not entered into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. We had outstanding forward contracts with notional amounts totaling $22.4 million and $17.5 million at March 31, 2003 and December 31, 2002, respectively. The forward contracts in effect at March 31, 2003 mature at various dates through August 2003 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Canadian Dollar, Danish Kroner, Euro, Japanese Yen, Norwegian Kroner, Singapore Dollar, South African Rand, Swedish Kroner, and Swiss Franc. The unrealized net gain on our forward contracts at March 31, 2003 and December 31, 2002 was $0.4 million and $0.2 million, respectively.

We utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Australian Dollar, Canadian Dollar, British Pound, Euro, Israeli Shekel, and Swedish Kroner. Increases or decreases in the value of these non-functional currency assets are offset by gains and losses on the forward exchange contracts to mitigate the risk associated with foreign exchange market fluctuations.

In January 2002 and February 2002, we entered into two interest rate swaps with respect to $300.0 million of our convertible subordinated notes (Notes). In November 2002, we terminated our January and February interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) and replaced them with a single interest rate swap in order to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR rate) relating to $300.0 million of our Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the Notes to a variable interest rate based on the 6-month LIBOR rate plus 46.0 basis points. Beginning in January 2003, the variable interest rate on the swap was modified so that it is now based on the 3-month LIBOR rate plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR rate throughout the life of the Notes. The interest rate swap creates a market exposure to changes in the LIBOR rate. Under the terms of the swap, we are required to provide initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury Interactive and GSCM as swap rates and equity prices fluctuate. We accounted for the initial collateral and any additional collateral as restricted cash on our balance sheet. If the price of our common stock exceeds the original conversion or redemption price of the Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the Notes. If we call the Notes at a premium (in whole or in part), or if any of the holders of the Notes elected to convert the Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted Notes.

Our interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in the fair value of the underlying Notes attributable to changes in the LIBOR rate on our balance sheets, and we record the ineffectiveness arising from the difference between the two fair values in our statements of operations as other income. At March 31, 2003 and December 31, 2002, the fair value of the swap was approximately $18.1 million and $17.4 million, respectively, and the change in the fair value of our Notes attributable to changes in the LIBOR rate during the period resulted in an increase to the carrying value of our Notes of $17.7 million and $17.0 million, respectively. The difference was recorded in other income as the unrealized gain on interest rate swap for the three months ended March 31, 2003, with nothing recorded for the three months ended March 31, 2002. At March 31, 2003 and December 31, 2002, our total restricted cash associated with the swap was $6.0 million.

We are exposed to credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major US investment bank and because its obligations under the swap are guaranteed by the Goldman Sachs Group L.P.

For the three months ended March 31, 2003 and 2002, we have recorded interest expense of $1.4 million and $1.5 million, respectively, and interest income of $3.6 million and $2.8 million, respectively, as a result of our interest rate swap and our prior interest rate swaps for the 2002 period. Our net interest expense, including the interest paid on our debt, was $1.4 million and $2.9 million for the three months ended March 31, 2003 and 2002, respectively.

NOTE 7 – SEGMENT AND GEOGRAPHIC REPORTING

We have four reportable operating segments: the Americas, EMEA, APAC, and Japan. These segments are organized, managed, and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated testing and APM solutions. Our chief decision makers evaluate operating segment performance based primarily on net revenues and certain operating expenses.

Financial information for our operating segments is as follows for the three months ended March 31, 2003 and 2002 (in thousands):

	Three months ended March 31,
	2003	2002
Net revenue to third parties:
Americas	$68,829	$61,500
EMEA	33,358	24,200
APAC	4,765	2,232
Japan	3,433	2,568

Total	$110,385	$90,500

	March 31, 2003	December 31, 2002
Property and equipment, net:
Americas	$53,537	$54,553
EMEA (including Israel of $28,861 and $29,280, respectively)	31,665	32,367
APAC	1,123	1,170
Japan	392	426

Total	$86,717	$88,516

        International sales represented 38% and 32% of our total revenues in the first quarters of 2003 and 2002, respectively. The subsidiary located in the United Kingdom accounted for 12% and 10% of the consolidated net revenue to unaffiliated customers for the three months ended March 31, 2003 and 2002, respectively. Operations located in Israel accounted for 29% and 27% of the consolidated identifiable assets at March 31, 2003 and December 31, 2002, respectively.

The following table presents revenue for testing (including deployment assurance which is less than 10%) and application performance management (APM) for the three months ended March 31, 2003 and 2002 (in thousands):

	Three months ended March 31,
	2003			2002
	Testing	APM	Total	Testing	APM	Total
Total revenues:
License fees	$42,612	$2,174	$44,786	$42,709	$2,012	$44,721
Subscription fees	8,464	10,810	19,274	3,778	7,501	11,279
Maintenance fees	33,746	1,839	35,585	26,607	1,043	27,650
Professional service fees	10,237	503	10,740	6,498	352	6,850

Total	$95,059	$15,326	$110,385	$79,592	$10,908	$90,500

NOTE 8 – SUBSEQUENT EVENT

We sold $500.0 million of Zero Coupon Senior Convertible Notes due 2008 (the Notes) in a private offering. The Notes were offered to investors at 100% of their principal amount. The sale of the Notes closed on April 29, 2003.

The Notes will not bear interest, have a zero yield to maturity, and will be convertible into our common stock at a conversion price of $51.69 per share, subject to adjustment upon the occurrence of specified events. This represents a 43% conversion premium based on the closing price of $36.15 of our common stock on April 23, 2003. Each $1,000 principal amount at maturity will initially be convertible into 19.3461 shares of our common stock. However, holders of the Notes may convert their Notes only if: (1) the sales price of our common stock reaches a specified threshold, or (2) specified corporation transactions have occurred. Upon conversion, we will have the right to deliver cash in lieu of shares of our common stock. We may not redeem the Notes prior to their maturity.

The Notes were placed in a private transaction pursuant to Rule 144A under the Securities Act of 1933. Neither the Notes nor the common stock have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” Our business may have changed since the date hereof, and we undertake no obligation to update these forward-looking statements.

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

	Three months ended March 31,
	2003	2002
Revenues:
License fees	41%	49%
Subscription fees	18	12
Maintenance fees	32	31
Professional service fees	9	8

Total revenues	100	100

Costs and expenses:
Cost of license and subscription	6	7
Cost of maintenance	2	3
Cost of professional services	6	5
Marketing and selling	48	50
Research and development	11	12
General and administrative	8	8
Amortization of unearned stock-based compensation	—	—
Restructuring, integration and other related charges	—	—
Amortization of goodwill and other intangible assets	—	1

Total costs and expenses	81	86

Income from operations	19	14
Interest income	7	9
Interest expense	(5)	(6)
Other income (expense), net	—	4

Income before provision for income taxes	21	21
Provision for income taxes	5	4

Net income	16%	17%

Certain reclassifications have been made to March 31, 2002 balances in order to conform to the March 31, 2003 presentation, namely the break out of maintenance and professional service fee revenue, costs and expenses, interest income and interest expense, and the reclassification of the extraordinary gain on early retirement of debt to other income and provision for income taxes.

Business Model

Revenue consists of fees for the license and subscription of our software products, maintenance fees, and professional service fees. License revenue is comprised of license fees charged for the use of our products licensed under perpetual or multiple year arrangements (perpetual licenses) in which the fair value of the license fee is separately determinable from maintenance and/or professional services. Subscription revenue represents license fees to use one or more software products, and to receive maintenance support (such as hotline support and updates) for a limited period of time. Since subscriptions include bundled products and services, both product and service revenue is generally recognized ratably over the term. Maintenance revenue is comprised of fees charged for post contract customer support which are determinable based upon vendor specific evidence of fair value. Professional service revenue is comprised of fees charged for product training and consulting services which are determinable based upon vendor specific evidence of fair value.

Due to the different treatment of subscription and perpetual licenses under applicable accounting rules, each type of license has a different impact on our financial statements. When a customer buys a subscription license, the majority of the revenue will be recorded as deferred revenue on our balance sheet. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized as revenue. Deferred revenue is reduced as revenue is recognized. Under perpetual licenses (and some multi-year arrangements for which separate vendor specific objective evidence exists for undelivered elements), a high proportion of all license revenue is recognized in the quarter that the product is delivered, with relatively little recorded as deferred revenue. Therefore, an order for a subscription license will result in significantly lower current-period revenue than an equal-sized order under perpetual licenses. Conversely, an order for a subscription license will result in higher revenues recognized in future periods than an equal-sized order for a perpetual license.

Our license revenue in any given quarter is dependent upon the volume of perpetual orders shipped during the quarter and the amount of subscription revenue amortized from deferred revenue and, to a small degree, recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and subscription licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets. In 2002, we effected a change in the mix of software license types to a higher percentage of subscription licenses, especially for our APM products. We believe that this shift may continue in the future, as more of our products are offered on a subscription basis. This shift may decrease or reduce the growth of recognized revenue in the near term.

Cost of license and subscription includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation and production personnel; and costs associated with our managed services business, including personnel related costs, fees to providers of internet bandwidth and related infrastructure (ISP fees) and depreciation expense of managed services equipment. Cost of maintenance includes direct costs of providing product customer support, largely consisting of personnel costs and related expenses; and the cost of providing upgrades to our subscription customers. We have not broken out the costs associated with licenses or subscriptions because these costs can not be separated between license and subscription cost of revenue. Cost of professional services includes the direct costs of providing product training and consulting, largely consisting of personnel costs and related expenses. License and subscription, maintenance, and professional services costs also include allocated facility expenses and information technology infrastructure costs.

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

Revenues

License fees

License fee revenue was $44.8 million for the three months ended March 31, 2003, compared to $44.7 million for the three months ended March 31, 2002, an increase of less than 1%. Our license fee revenue increased less than in prior years primarily due to a shift to more testing subscription licenses during the quarter ended March 31, 2003. We expect our license fee revenue to continue to increase in absolute dollars in 2003.

Subscription fees

Subscription fee revenue was $19.3 million for the three months ended March 31, 2003, compared to $11.3 million for the three months ended March 31, 2002, an increase of 71%. This increase of $8.0 million in subscription fee revenue was primarily attributable to an increase of $4.7 million in testing subscription for our ActiveTune offering and $3.3 million in APM subscription for our Topaz products and services revenue due to continuous effort to shift to a subscription business model. We expect sales of our subscription licenses and services to continue to increase in absolute dollars in 2003.

Maintenance fees

Maintenance fee revenue was $35.6 million for the three months ended March 31, 2003, compared to $27.7 million for the three months ended March 31, 2002, an increase of 29%. This increase of $7.9 million in maintenance fee revenue was primarily attributable to an increase of $7.1 million in testing maintenance fee revenue and $0.8 million in APM maintenance fee revenue due to higher renewals of existing maintenance contracts. We expect that maintenance fee revenue will continue to increase in absolute dollars in 2003.

Professional service fees

Professional service fee revenue was $10.7 million for the three months ended March 31, 2003, compared to $6.9 million for the three months ended March 31, 2002, an increase of 55%. This increase of $3.8 million in professional service fee revenue was primarily attributable to an increase in testing professional service fee revenue due to an increased number of professional service engagements completed this quarter. We expect our professional service fee revenue to continue to increase in absolute dollars in 2003.

International sales

International sales represented 38% and 32% of our total revenues in the three months ended March 31, 2003 and 2002, respectively. Our international revenue increased 43% in absolute dollars in the three months ended March 31, 2003, compared to 2002, primarily due to a strong sales performance increase in EMEA of $9.2 million and APAC of $2.5 million and foreign currency fluctuations.

Costs and expenses

Cost of license and subscription

Cost of license and subscription was $6.6 million for the three months ended March 31, 2003, or 6% of total revenue, compared to $6.3 million for the three months ended March 31, 2002, or 7% of total revenue. Based upon our revenue growth as described in “Revenues,” we expect cost of license and subscription to remain flat in absolute dollars in 2003.

Cost of maintenance

Cost of maintenance was $2.7 million for the three months ended March 31, 2003, or 2% of total revenue, compared to $2.8 million for the three months ended March 31, 2002, or 3% of total revenue. Based upon our revenue growth as described in “Revenues,” we expect cost of maintenance to continue to increase in absolute dollars in 2003.

Cost of professional services

Cost of professional services was $6.6 million for the three months ended March 31, 2003, or 6% of total revenue, compared to $4.3 million for the three months ended March 31, 2002, or 5% of total revenue. The absolute dollar increase of $2.3 million was primarily attributable to an increase of $2.0 million in personnel-related costs due to an increased number of employees. Based upon our revenue growth as described in “Revenues,” we expect cost of professional service to continue to increase in absolute dollars in 2003.

Marketing and selling

Marketing and selling expense consists of employee salaries and related costs, sales commissions, marketing programs, and allocated facility expenses and information technology infrastructure costs. Marketing and selling expense was $52.7 million for the three months ended March 31, 2003, or 48% of total revenue, compared to $45.4 million for the three months ended March 31, 2002, or 50% of total revenue. The absolute dollar increase of $7.3 million was primarily attributable to an increase of $6.3 million in personnel-related costs due to an increased number of employees and an increase of $2.1 million in marketing programs for our BTO initiative. Based upon our revenue growth as described in “Revenues,” we expect marketing and selling expenses to increase in absolute dollars in 2003.

Research and development

Research and development expense consists of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures; research and development expense is comprised primarily of employee salaries and related costs, consulting costs, equipment depreciation and allocated facility expenses and information technology infrastructure costs. Research and development expense was $11.6 million for the three months ended March 31, 2003, or 11% of total revenue, compared to $10.6 million for the three months ended March 31, 2002, or 12% of total revenue. The absolute dollar increase of $1.0 million was primarily attributable to an increase of $1.3 million in personnel-related costs due to an increased number of employees offset by a $0.4 million devaluation of the Israeli Shekel to the US dollar. Based upon our revenue growth as described in “Revenues,” we expect research and development expense to continue to increase in absolute dollars in 2003.

General and administrative

General and administrative expense consists of employee salaries and related costs associated with administration and management, as well as allocated facility expenses and information technology infrastructure costs. General and administrative expense was $9.1 million for the three months ended March 31, 2003, or 8% of total revenue, compared to $7.4 million for the three months ended March 31, 2002, or 8% of total revenue. The absolute dollar increase of $1.7 million was primarily attributable to an increase of $1.4 million in personnel-related costs due to an increased number of employees. We expect general and administrative expenses to continue to increase in absolute dollars in 2003.

Amortization of unearned stock-based compensation

During the second quarter of 2001, in connection with the acquisition of Freshwater, we recorded unearned stock-based compensation totaling $10.4 million associated with approximately 140,000 unvested stock options that we assumed. The options assumed were valued using the fair market value of our stock on the date of acquisition, which was $74.21. We also recorded stock-based compensation expense of $0.3 million in conjunction with the third quarter restructuring. The options were valued using the fair market value of our stock on the date of accelerated vesting, which was a weighted average of $32.92. Through December 31, 2002, we reduced unearned stock-based compensation by $6.3 million due to the termination of certain employees. During the three months ended March 31, 2003, we further reduced unearned stock-based compensation by $0.4 million. Amortization of unearned stock-based compensation was $0.2 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively. We expect to amortize on average $0.1 million per quarter through 2004 and insignificant amounts through the second half of 2005, which is over the remaining vesting periods of the related options.

Amortization of goodwill and other intangible assets

Amortization of goodwill and other intangible assets was $0.5 million for the three months ended March 31, 2003 compared to $0.6 million for the three months ended March 31, 2002, or 1% of total revenue. In May 2001, we acquired all of the outstanding securities of Freshwater for cash consideration of $146.6 million. In connection with this acquisition, we assumed net assets of $2.4 million and recorded a deferred tax liability of $3.0 million. The purchase price included $0.8 million for the fair value of approximately 13,000 assumed Freshwater vested stock options, as well as direct acquisition costs of $0.5 million. The fair value of options assumed was estimated using the Black-Scholes model with the following assumptions: fair value of $74.21; expected life (years) of four; risk-free interest rate of 4.41%; volatility of 92%; and dividend yield of zero percent. The allocation of the purchase price resulted in an excess of purchase price over net tangible assets acquired of $148.1 million. This was allocated, based on a third party valuation, $2.1 million to workforce, $5.5 million to purchased technology and $140.5 million to goodwill. During 2002, the goodwill and, during 2002 and 2003, other intangible assets were amortized on a straight-line basis over 3 years.

Other income, net

Interest income

Interest income was $7.6 million for the three months ended March 31, 2003, or 7% of total revenue, compared to $8.1 million for the three months ended March 31, 2002, or 9% of total revenue. The absolute dollar decrease of $0.6 million was primarily attributable to a reduction of $1.2 million in interest income due to lower interest rates offset by an increase of $0.7 million in interest income associated with our interest rate swap.

Interest expense

Interest expense was $5.0 million for the three months ended March 31, 2003, or 5% of total revenue, compared to $5.7 million for the three months ended March 31, 2002, or 6% of total revenue. The absolute dollar decrease of $0.7 million was primarily attributable to a decrease of $0.6 million in interest expense associated with the retirement of Notes and a decrease of $0.1 million in interest expense associated with our interest rate swap.

Other income (expense), net

Other expense was $0.2 million for the three months ended March 31, 2003 compared to other income of $3.8 million for the three months ended March 31, 2002, or 4% of total revenue. The absolute dollar decrease of $4.0 million was primarily attributable to a reduction of $4.6 million on gains on early retirement of Notes, an increase of $0.6 million in foreign exchange losses, and an increase of losses of $0.2 million on two of our investments in non-consolidated companies. These decreases in other income were offset by an increase of $1.2 million in interest income associated with notes receivable from issuance of stock to foreign employees under our stock option plans.

During the year ended December 31, 2002, we paid $65.8 million including accrued interest of $1.2 million to retire $77.5 million face value of the Notes, which resulted in a gain on early retirement of debt of $11.6 million. From December 2001 through June 30, 2002, we retired $200.0 million face value of the Notes. No Notes were retired during the last six months of 2002 or during the first three months of 2003. As a result of the retirement, our interest expense resulting from our Notes decreased during 2002.

Provision for income taxes

Historically, our operations resulted in a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire at various dates through 2013. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. The effective tax rates for the three months ended March 31, 2003 and 2002 differ from statutory tax rates principally because of the non-deductibility of charges for stock-based compensation and our participation in taxation programs in Israel. We intend to continue to increase our investment in our Israeli operations consistent with our overall tax strategy. US income taxes and foreign withholding taxes were not provided for on undistributed earnings for certain non-US subsidiaries. We intend to invest these earnings indefinitely in operations outside the US.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we have recorded a current tax payable and a prepaid tax asset in the amount of $25.5 million, which will be amortized to income tax expense over eight years, which approximates the period over which the expected benefit is expected to be realized. At March 31, 2003 and December 31, 2002, we have a prepaid tax asset of $21.5 million and $22.3 million, respectively.

Liquidity and Capital Resources

At March 31, 2003, our principal source of liquidity consisted of $730.0 million of cash and investments, compared to $665.2 million at December 31, 2002. The March 31, 2003 balance included $159.3 million of short-term and $180.5 million of long-term investments in high quality financial, government, and corporate securities. The increase in cash and investments from March 31, 2003, compared to December 31, 2002 was primarily due to positive cash generated from operations, cash received from issuance of common stock under our stock option and employee stock purchase plans, and collection of notes receivable from issuance of stock, offset by cash used for capital expenditures and other investments. During the three months ended March 31, 2003, we generated $53.2 million of cash from operating activities, compared to $27.5 million during the three months ended March 31, 2002. The increase in cash from operations during the three months of 2003 compared to the three months of 2002 was due primarily to an increase in the deferred revenue balance.

During the three months ended March 31, 2003, our investing activities consisted primarily of net purchases of investments of $23.7 million and purchases of property and equipment of $1.7 million. We have two buildings in Sunnyvale that we purchased but have not yet renovated. We expect to spend approximately $5.0 million on renovations of these buildings in Sunnyvale. We have committed to make additional capital contributions to a private equity fund totaling $9.0 million and we expect to pay approximately $6.0 million through March 31, 2004 as capital calls are made.

During the three months ended March 31, 2003, our primary financing activities consisted of cash proceeds of $10.7 million from common stock issued under our employee stock option and stock purchase plans and collection of notes receivable from issuance of common stock of $2.4 million.

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

During the year ended December 31, 2002, we paid $65.8 million including accrued interest of $1.2 million to retire $77.5 million face value of the Notes, which resulted in a gain on early retirement of debt of $11.6 million. From December 2001 through June 30, 2002, we retired $200.0 million face value of the Notes. No Notes were retired during the last six months of 2002 or during the first three months of 2003. As a result of the retirement, our interest expense resulting from our Notes decreased during 2003.

During the three months ended March 31, 2003, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly, as a result of decreases in customer demand or decreases in the acceptance of our future products and services, our ability to generate positive cash flow from operations may be jeopardized.

Future payments due under debt and lease obligations at March 31, 2003 are as follows (in thousands):

	4.75% Convertible Subordinated Notes due 2007(a)	Non-Cancelable Operating Leases	Total
2003	$—	$7,042	$7,042
2004	—	6,081	6,081
2005	—	4,034	4,034
2006	—	2,297	2,297
2007	300,000	1,687	301,687
Thereafter	—	2,720	2,720

Total	$300,000	$23,861	$323,861

(a)	Assuming we do not retire additional Notes during 2003 and interest rates stay consistent, we will make interest payments net of our interest rate swap of approximately $3.9 million during the remainder of 2003; approximately $5.2 million in 2004, 2005, and 2006; and approximately $2.6 million during 2007. The face value of our Notes differs from our book value. See Note 6 to the condensed consolidated financial statements.

In 2002, we effected a change in the mix of software license types to a higher percentage of subscription licenses, especially for our APM products. During the three months ended March 31, 2003, the amount of testing products licensed on a subscription basis increased. This shift does not impact our collections cycle as cash is generally received within 30-60 days from the invoice date, depending upon the region. Our quarterly operating results are affected by the mix of license types entered into in connection with the sale of products. As revenue associated with our subscription licenses is generally recognized ratably over the term of the license, the shift in mix will also result in deferred revenue becoming a larger component of our cash provided by operations. We believe that the shift to a subscription revenue model will continue in the future, as more of our products are offered and as more of our customers license products on a subscription basis. This shift may cause us to experience a decrease or a lower rate of growth in recognized revenue, as well as a higher increase in deferred revenue, in the near term.

In the future, we expect cash will continue to be generated from our operations. We do not expect to spend significant amounts of additional cash to acquire property and equipment in the near term and therefore the level of cash used in investing activities to acquire property and equipment should remain constant with that used in 2002. We do, however, currently plan to reinvest our cash generated from operations in new short and long term investments in high quality financial, government and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. Cash could be used in the future to invest in acquisitions, or strategic investments, or repurchase additional debt or equity.

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

Our critical accounting policies are as follows:

■	revenue recognition;

■	estimating valuation allowances and accrued liabilities;

■	valuation of long-lived assets, goodwill and other intangible assets;

■	accounting for income taxes;

■	accounting for non-consolidated companies; and

■	accounting for unearned stock-based compensation.

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

We must make estimates of potential future product returns and write-offs of bad debt accounts related to current period product revenue. We analyze historical returns, historical bad debts, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales reserves. As a percentage of current period revenue, changes against sales reserves was insignificant in both the three months ended March 31, 2003 and the year ended December 31, 2002. Significant management judgments and estimates must be made and used in connection with establishing the sales reserve in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we make different judgments or utilize different estimates. At March 31, 2003 and December 31, 2002, the provision for sales reserves was $6.6 million and $7.4 million, respectively.

We are required to make estimates of the future sales commission expense associated with our revenue that will be recognized in future periods. We analyze historical commission rates, composition of the future revenue and expected timing of revenue recognition of such future amounts. We make significant judgments and estimates in connection with establishing the prepaid commission in any accounting period. Material differences may result in the amount and timing of our sales commission expense for any period if we make different judgments or utilize different estimates. At March 31, 2003 and December 31, 2002, prepaid commission was $14.3 million and $13.6 million, respectively.

Valuation of long-lived and other intangible assets and goodwill

We are required to assess the impairment of identifiable intangibles, long-lived assets and goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

■	significant underperformance relative to expected historical or projected future operating results;

■	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

■	significant negative industry or economic trends;

■	significant decline in our stock price for a sustained period; and

■	our market capitalization relative to net book value.

We completed the preliminary assessment during the first quarter of 2002 and performed an annual impairment review during the fourth quarter and did not record an impairment charge.

When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure this impairment based on a projected discounted cash flow. Net intangible assets and long-lived assets was $88.8 million and $91.1 million at March 31, 2003 and December 31, 2002, respectively. Goodwill was $113.3 million at March 31, 2003 and December 31, 2002, respectively.

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

Accounting for non-consolidated companies

From time to time, we make venture capital investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We are closely monitoring our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as US public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of a company is at an amount below fair value, or if a company has completed a financing based on a valuation significantly lower than our initial investment, it is our policy to record a reserve and the related write-down is recorded as an investment loss on our consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

At March 31, 2003, we had invested $15.4 million in early stage private companies and private equity funds. In addition, we have committed to make capital contributions to a private equity fund totaling $9.0 million and we expect to pay approximately $6.0 million through March 31, 2004 as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The prolonged general decline in the NASDAQ National Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the year ended December 31, 2002, we had recorded a loss in other income, net, of $5.3 million on three of our investments in early stage private companies. For the three months ended March 31, 2003, we recorded a loss of $0.6 million on our investments in non-consolidated companies.

Accounting for unearned stock-based compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. Unearned stock-

based employee compensation cost is reflected in net income, as some options granted under those plans had an exercise price less than the fair value of the underlying common stock on the date of grant.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Net income, as reported	$18,144	$15,160
Add:
Unearned stock-based compensation expense included in reported net income	189	364
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,867)	(27,230)

Pro forma net income (loss)	$(10,534)	$(11,706)

Net income per share (basic), as reported	$0.21	$0.18

Net loss per share (basic), pro forma	$(0.12)	$(0.14)

Net income per share (diluted), as reported	$0.20	$0.17

Net loss per share (diluted), pro forma	$(0.12)	$(0.14)

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

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for a full description of recent accounting pronouncements.

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

Our future success depends on our ability to respond to rapid market and technological changes by introducing new products and services and continually improving the performance, features and reliability of our existing products and services and responding to competitive offerings. Our business will suffer if we do not successfully respond to rapid technological changes. The market for our software products and services is characterized by:

■	rapidly changing technology;

■	frequent introduction of new products and services and enhancements to existing products and services by our competitors;

■	increasing complexity and interdependence of our applications;

■	changes in industry standards and practices; and

■	changes in customer requirements and demands.

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

We expect our quarterly revenue and operating results to fluctuate, and it is difficult to predict our future revenue and operating results. Our revenue and operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

■	fluctuations in demand for and sales of our products and services;

■	our success in developing and introducing new products and services and the timing of new product and service introductions;

■	our ability to introduce enhancements to our existing products and services in a timely manner;

■	changes in economic conditions affecting our customers or our industry;

■	changes in the mix of products or services sold in a quarter;

■	changes in the mix of perpetual, term or subscription licenses sold in a quarter;

■	fluctuations in the number of large orders in a quarter;

■	the introduction of new or enhanced products and services by our competitors and changes in the pricing policies of these competitors;

■	the discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

■	the amount and timing of operating costs and capital expenditures relating to the expansion of our business;

■	deferrals by our customers of orders in anticipation of new products or services or product enhancements; and

■	the mix of our domestic and international sales, together with fluctuations in foreign currency exchange rates.

Our license revenue in any given quarter is dependent upon the volume of perpetual orders shipped during the quarter and the amount of subscription revenue amortized from deferred revenue and, to a small degree, recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and subscription licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them

(if we deliver more-than-expected perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we will not meet our revenue targets. In 2002, we effected a change in the mix of software license types to a higher percentage of subscription licenses and that shift continued in the first quarter of 2003 with a larger percentage of testing subscription license revenues. We believe that this shift will continue in the future, as more of our products are offered and as more of our customers license our products on a subscription basis. This shift may cause us to experience a decrease in recognized revenue, as well as continued growth of deferred revenue, in the near term.

Although subscription licenses represent a potential source of renewable license revenue, there is also the risk that customers will not renew their licenses at the end of a term.

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

We believe that the principal competitive factors affecting our market are:

■	price and cost effectiveness;

■	product functionality;

■	product performance, including scalability and reliability;

■	quality of support and service; and

■	company reputation.

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

If we fail to maintain our existing distribution channels and develop additional channels in the future, our revenue could decline. We derive a substantial portion of our revenue from sales of our products and services through distribution channels such as systems integrators or value-added resellers. We generally expect that sales of our products through these channels will continue to account for a substantial portion of our revenue for the foreseeable future, despite a decrease in channel sales in the quarter ended March 31, 2003. We may not experience increased revenue from new channels and may see a decrease from our existing channels, which could harm our business.

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

Our dependence on indirect distribution channels presents a number of risks, including:

■	each of our systems integrators or value-added resellers can cease marketing our products and services with limited or no notice and with little or no penalty;

■	our existing systems integrators or value-added resellers may not be able to effectively sell any new products and services that we may introduce;

■	we may not be able to replace existing or recruit additional systems integrators or value-added resellers, if we lose any of our existing ones;

■	our systems integrators or value-added resellers may also offer competitive products and services;

■	we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities; and

■	our systems integrators or value-added resellers may not give priority to the marketing of our products and services as compared to our competitors’ products.

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

We depend on our international operations for a substantial portion of our revenue. Sales to customers located outside the US have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenue, sales to customers outside the US were 38% and 32% in the first quarters of 2003 and 2002, respectively. We face risks associated with our international operations, including:

■	changes in tax laws and regulatory requirements;

■	difficulties in staffing and managing foreign operations;

■	reduced protection for intellectual property rights in some countries;

■	the need to localize products for sale in international markets;

■	longer payment cycles to collect accounts receivable in some countries;

■	seasonal reductions in business activity in other parts of the world in which we operate;

■	political and economic instability; and

■	economic downturns in international markets.

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

Our financial results may be negatively impacted by foreign currency fluctuations. Our foreign operations are generally transacted through our international sales subsidiaries. As a result, these sales and related expenses are denominated in currencies other than the US dollar. Because our financial results are reported in US dollars, our results of operations may be harmed by fluctuations in the rates of exchange between the US dollar and other currencies, including:

■	a decrease in the value of EMEA or APAC currencies relative to the US dollar, which would decrease our reported US dollar revenue, as we generate revenue in these local currencies and report the related revenue in US dollars; and

■	an increase in the value of EMEA, APAC, or Israeli currencies relative to the US dollar, which would increase our sales and marketing costs in these countries and would increase research and development costs in Israel.

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

Acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert the attention of our management and investments may become impaired and require us to take a charge against earnings. In May 2001, we acquired Freshwater and we have minority investments in early stage private companies and private equity funds of $15.4 million at March 31, 2003 and we may acquire or make investments in other companies and technologies. For the year ended December 31, 2002, we had recorded a loss in other income, net, of $5.3 million on three of our investments in early stage private companies. For the three months ended March 31, 2003, we recorded a loss of $0.6 million on our investments in non-consolidated companies. In addition, we have committed to make additional capital contributions to a private equity fund totaling $9.0 million and we expect to pay approximately $6.0 million through March 31, 2004 as capital calls are made. We are closely monitoring the financial health of the other private companies in which we hold minority equity investments. If we determine in accordance with our standard accounting policies that an impairment has occurred, then additional losses would be recorded. In the event of any future acquisitions or investments, we could:

■	issue stock that would dilute the ownership of our then-existing stockholders;

■	incur debt;

■	assume liabilities;

■	incur charges for the impairment of the value of investments or acquired assets; or

■	incur amortization expense related to intangible assets.

If we fail to achieve the financial and strategic benefits of past and future acquisitions or investments, our operating results will suffer. Acquisitions and investments involve numerous other risks, including:

■	difficulties integrating the acquired operations, technologies or products with ours;

■	failure to achieve targeted synergies;

■	unanticipated costs and liabilities;

■	diversion of management’s attention from our core business;

■	adverse effects on our existing business relationships with suppliers and customers or those of the acquired organization;

■	difficulties entering markets in which we have no or limited prior experience; and

■	potential loss of key employees, particularly those of the acquired organizations.

The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended March 31, 2003, the closing prices of our common stock as reported on the NASDAQ National Market ranged from a high of $39.43 to a low of $15.74. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

■	actual or anticipated variations in our quarterly operating results;

■	announcements of technological innovations or new products or services by us or our competitors;

■	announcements relating to strategic relationships, acquisitions or investments;

■	changes in financial estimates or other statements by securities analysts;

■	changes in general economic conditions;

■	terrorist attacks, and the effects of war;

■	conditions or trends affecting the software industry and the Internet; and

■	changes in the economic performance and/or market valuations of other software and high-technology companies.

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

Leverage and debt service obligations may adversely affect our cash flow. In July 2000, we completed an offering of Notes with a principal amount of $500.0 million. From December 2001 through June 30, 2002, we retired $200.0 million face value of the Notes. We continue to have a substantial amount of outstanding indebtedness, primarily the Notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

■	increasing our vulnerability to general adverse economic and industry conditions;

■	requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures; and

■	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete.

In November 2002, we entered into an interest rate swap with Goldman Sachs Capital Markets, L.P. See Note 6 to the condensed consolidated financial statements for a full description of our interest rate swap and related accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market rate risk includes the risk of changes in interest rates. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as “held to maturity.” At March 31, 2003, $390.2 million, or 53% of our cash, cash equivalents and investment portfolio have a maturity of less than 90 days, and an additional $159.3 million, or 22% carried a maturity of less than one year. All investments mature, by policy, in less than three years. Information about our investment portfolio is presented in the table below, which states notional amounts and related weighted-average interest rates by year of maturity (in thousands):

	March 31,
	2003	2004	Thereafter	Total	Fair Value
Cash equivalents:
Fixed rate	$253,954	$—	$—	$253,954	$255,855
Weighted average rate	1.28%	—	—	1.28%	—
Investments:
Fixed rate	$249,627	$100,690	$79,810	$430,127	$433,750
Weighted average rate	2.30%	3.55%	2.64%	2.66%	—

Total investments	$503,581	$100,690	$79,810	$684,081	$689,605

Weighted average rate	1.79%	3.55%	2.64%	2.15%	—

Our long-term investments include $102.4 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

The fair value of our Notes fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our creditworthiness. The fair market value of the Notes at March 31, 2003 was $283.4 million while the face value was $300.0 million while the book value was $317.7 million. See Note 6 to the condensed consolidated financial statements.

In November 2002, we entered into an interest rate swap with Goldman Sachs Capital Markets, L.P. See Note 6 to the condensed consolidated financial statements for a full description of our derivative financial instruments and related accounting policies.

A portion of our business is conducted in currencies other than the US dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenue.

From time to time, we make venture capital investments in early stage private companies and private equity funds for business and strategic purposes. At March 31, 2003, we had invested $15.4 million in private companies. In addition, we have committed to make capital contributions to a private equity fund totaling $9.0 million and we expect to pay approximately $6.0 million through March 31, 2004 as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The prolonged general decline in the NASDAQ National Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the year ended December 31, 2002, we recorded a loss in other income, net, of $5.3 million on three of our investments in early stage private companies. For the three months ended March 31, 2003, we recorded a loss of $0.6 million on our investments in non-consolidated companies.

Item 4.	Controls and Procedures

(a)	Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by Mercury Interactive in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	There were no significant changes to our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 5.    Other Information

On April 29, 2003, Mercury Interactive Corporation completed its sale of Zero Coupon Senior Convertible Notes due 2008 (the “Notes”) in a private offering, which offering resulted in net proceeds to the Company of approximately $488.0 million. In addition, Mercury Interactive Corporation granted the initial purchaser of the Notes an option, exercisable through May 9, 2003, to purchase up to an additional $100.0 million aggregate principal amount of the Notes. The Notes were issued pursuant to an Indenture, dated as of April 29, 2003, by and between Mercury Interactive Corporation and U.S. Bank National Association. The Notes and the shares of common stock issuable upon conversion of the Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. Mercury Interactive has agreed in a Registration Rights Agreement, dated as of April 23, 2003, by and between Mercury Interactive Corporation and the initial purchaser of the Notes, for the benefit of the holders of the Notes, to file with the Securities and Exchange Commission a registration statement covering resales of the Notes and the shares of common stock issuable upon conversion of the Notes.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Indenture, dated as of April 29, 2003, by and between Mercury Interactive Corporation and U.S. Bank National Association related to Zero Coupon Senior Convertible Notes due 2008.

4.2	Registration Rights Agreement, dated as of April 23, 2003, by and between Mercury Interactive Corporation and UBS Warburg LLC related to Zero Coupon Senior Convertible Notes due 2008.

4.3

Amendment No. 3 to Preferred Share Rights Agreement dated April 23, 2003, between Mercury Interactive Corporation and ChaseMellon Shareholder Services, LLC, as successor to Wells Fargo Bank National Association, as rights agent.

10.1	Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated November 5, 2002.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We furnished the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY INTERACTIVE CORPORATION

(Registrant)

Dated:	April 30, 2003

By:	/S/ DOUGLAS P. SMITH

Douglas P. Smith, Executive Vice President and Chief Financial Officer Principal Financial Officer

By:	/S/ BRYAN J. LEBLANC

Bryan J. LeBlanc, Vice President, Finance Principal Acounting Officer

CERTIFICATIONS

Form 10-Q Certification

I, Amnon Landan, certify that:

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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/S/ DOUGLAS P. SMITH

Douglas P. Smith Executive Vice President and Chief Financial Officer