Form 10-Q
period 2003-06-30
MERCURY INTERACTIVE CORPORATION
filed 2003-08-14
CIK 867058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2003 was 86,250,772.

MERCURY INTERACTIVE CORPORATION

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$820,042	$349,123
Short-term investments	147,369	178,123
Trade accounts receivable, net	83,516	93,095
Prepaid expenses and other assets	54,232	46,548

Total current assets	1,105,159	666,889
Long-term investments	274,290	137,954
Property and equipment, net	89,454	88,516
Investments in non-consolidated companies	15,363	15,952
Debt issuance costs, net	16,680	6,037
Goodwill	130,378	113,327
Intangible assets, net	4,761	2,548
Restricted cash	6,000	6,000
Interest rate swap	20,216	17,378
Other assets	18,141	21,133

Total assets	$1,680,442	$1,075,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,623	$12,292
Accrued liabilities	74,747	71,414
Income taxes payable	73,781	70,502
Short-term deferred revenue	153,052	135,338

Total current liabilities	314,203	289,546
Convertible notes	819,718	316,972
Long-term deferred revenue	40,914	24,048

Total liabilities	1,174,835	630,566

Stockholders’ equity:
Common stock	172	169
Additional paid-in capital	277,576	254,218
Treasury stock	(16,082)	(16,082)
Notes receivable from issuance of common stock	(8,609)	(11,055)
Unearned stock-based compensation	(740)	(1,296)
Accumulated other comprehensive loss	(2,728)	(1,725)
Retained earnings	256,018	220,939

Total stockholders’ equity	505,607	445,168

Total liabilities and stockholders’ equity	$1,680,442	$1,075,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
License fees	$48,004	$44,863	$92,790	$89,584
Subscription fees	22,487	12,337	41,761	23,616

Total product revenues	70,491	57,200	134,551	113,200
Maintenance fees	38,745	29,280	74,330	56,930
Professional service fees	8,820	7,520	19,560	14,370

Total revenues	118,056	94,000	228,441	184,500

Costs and expenses:
Cost of license and subscription	6,757	6,551	13,307	12,896
Cost of maintenance	2,829	2,884	5,508	5,720
Cost of professional services	7,460	5,527	14,080	9,825
Marketing and selling	55,806	46,548	108,491	91,965
Research and development	13,120	10,296	24,709	20,920
General and administrative	9,722	7,949	18,822	15,392
Amortization of unearned stock-based compensation	195	303	384	667
Acquisition related charges	1,280	—	1,280	—
Restructuring, integration and other related charges	917	—	917	(537)
Amortization of intangible assets	699	639	1,157	1,278

Total costs and expenses	98,785	80,697	188,655	158,126

Income from operations	19,271	13,303	39,786	26,374
Interest income	8,820	9,494	16,378	17,554
Interest expense	(4,921)	(6,208)	(9,921)	(11,921)
Other (expense) income, net	(1,458)	6,171	(1,689)	9,954

Income before provision for income taxes	21,712	22,760	44,554	41,961
Provision for income taxes	4,777	4,740	9,475	8,781

Net income	$16,935	$18,020	$35,079	$33,180

Net income per share (basic)	$0.20	$0.21	$0.41	$0.40

Net income per share (diluted)	$0.19	$0.20	$0.39	$0.38

Weighted average common shares (basic)	85,610	83,817	85,322	83,502

Weighted average common shares and equivalents (diluted)	90,506	88,164	89,945	88,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$35,079	$33,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,143	7,676
Sales reserve	(1,236)	294
Unrealized gain on interest rate swap	(92)	—
Amortization of intangible assets	1,157	1,278
Amortization of unearned stock-based compensation	384	667
Gain on early retirement of debt	—	(11,610)
Loss on investments in non-consolidated companies	1,339	411
Write-off of in-process research and development	1,280	—
Deferred income taxes	1,076	—
Changes in assets and liabilities:
Trade accounts receivable	13,157	7,497
Prepaid expenses and other assets	(2,558)	(7,705)
Accounts payable	(308)	454
Accrued liabilities	1,048	4,224
Income taxes payable	2,061	7,633
Deferred revenue	30,883	18,989

Net cash provided by operating activities	91,413	62,988

Cash flows from investing activities:
Maturity of investments	1,180,168	116,529
Purchases of investments	(1,285,356)	(214,014)
Increase in restricted cash	—	(6,000)
Purchases of investments in non-consolidated companies	(750)	(1,500)
Cash paid in conjunction with the acquisition of Performant, net	(21,925)	—
Acquisition of property and equipment, net	(7,633)	(3,779)

Net cash used in investing activities	(135,496)	(108,764)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	488,198	—
Proceeds from issuance of common stock under stock option and employee stock purchase plans	23,533	14,247
Collection of notes receivable from issuance of common stock	2,446	873
Retirement of convertible subordinated notes	—	(64,640)

Net cash provided by (used in) financing activities	514,177	(49,520)

Effect of exchange rate changes on cash	825	443

Net increase (decrease) in cash and cash equivalents	470,919	(94,853)
Cash and cash equivalents at beginning of period	349,123	248,297

Cash and cash equivalents at end of period	$820,042	$153,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—OUR SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Mercury Interactive Corporation and its subsidiaries. We have subsidiaries in the US, Canada, and Brazil (Americas), Europe, the Middle East, and Africa (EMEA), Asia Pacific (APAC), and Japan. All significant intercompany accounts and transactions have been eliminated.

These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim condensed consolidated financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2002. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in our opinion are necessary to fairly state our consolidated financial position, the results of operations, and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 2002, included in the 2002 Form 10-K. The condensed consolidated statements of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2003.

Guarantees

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN No. 45). The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN No. 45 did not have a material effect on our condensed consolidated financial statements. The following is a summary of the agreements that we have determined are within the scope of FIN No. 45:

As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, subsidiaries and/or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we are indemnified for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. Obligations relating to acquisitions made before December 31, 2002 were grandfathered under the provisions of FIN No. 45. We are not aware of any potential obligations arising as a result of acquisitions made subsequent to December 31, 2002 and we are therefore unable to determine the maximum potential payments we could be required to make for such obligations at this time. Accordingly, we have no liabilities recorded for these types of agreements as of June 30, 2003.

We have arrangements with certain vendors whereby we guarantee employee expenses. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. We would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is insignificant. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value on these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

Financial instruments with characteristics of both liabilities and equity

In the second quarter of 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in the statements of financial position. The adoption of this statement did not require us to make any reclassifications in our condensed consolidated financial statements.

Revenue recognition

In the second quarter of 2003, we adopted Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. The adoption of this EITF did not have a material impact on our condensed consolidated financial statements.

Stock-based compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We do not issue stock options to non-employees.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock option and employee stock purchase plans under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$16,935	$18,020	$35,079	$33,180
Add:
Unearned stock-based compensation expense included in reported net income	195	303	384	667
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33,127)	(30,932)	(65,582)	(61,254)

Pro forma net loss	$(15,997)	$(12,609)	$(30,119)	$(27,407)

Net income per share (basic), as reported	$0.20	$0.21	$0.41	$0.40

Net loss per share (basic), pro forma	$(0.19)	$(0.15)	$(0.35)	$(0.33)

Net income per share (diluted), as reported	$0.19	$0.20	$0.39	$0.38

Net loss per share (diluted), pro forma	$(0.19)	$(0.15)	$(0.35)	$(0.33)

We calculate stock-based compensation expense under the fair value based method for shares issued pursuant to the 1998 ESPP plan based upon actual shares issued, except for the period since the most recent purchase in February 2003. We estimate the number of shares issuable under the 1998 ESPP plan based upon actual contributions made by employees for the period from February 16 through June 30, 2003 and the lower of the fair market value of our common stock on February 16 and June 30, 2003.

We amortize stock-based compensation expense using the straight-line method over the remaining vesting periods of the related options, which is generally four years for non-qualified and incentive stock options. Stock-based employee compensation expense determined under the fair value based method for non-qualified options issued pursuant to the stock option plans are tax affected. Stock-based employee compensation expense determined under the fair value based method for incentive stock options issued pursuant to the stock option plans and shares issued pursuant to the 1998 ESPP plan are not tax affected.

The fair value of options and shares issued pursuant to the stock option and the 1998 ESPP plans at the grant date were estimated using the Black-Scholes model with the following weighted average assumptions for the three and six months ended June 30, 2003 and 2002:

	Stock option plans		ESPP		Stock option plans		ESPP
	Three months ended June 30,				Six months ended June 30,
	2003	2002	2003	2002	2003	2002	2003	2002
Expected life (years)	4.00	4.00	0.50	0.50	4.00	4.00	0.50	0.50
Risk-free interest rate	2.61%	4.49%	0.94%	3.29%	2.96%	4.38%	2.17%	3.84%
Volatility	89%	90%	89%	90%	89%	90%	89%	90%
Dividend yield	None	None	None	None	None	None	None	None

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. Based upon the above assumptions, the weighted average fair valuation per share of options granted under the stock option plans during the three and six months ended June 30, 2003 was $24.29 and $21.20, respectively. The weighted average fair valuation per share of options granted under the stock option plans during the three and six months ended June 30, 2002 was $22.45 and $20.10, respectively. The weighted average fair valuation per share of options granted under the 1998 ESPP plan during the three and six months ended June 30, 2003 was $14.03 and $11.28, respectively. The weighted average fair valuation per share of options granted under the 1998 ESPP plan during the three and six months ended June 30, 2002 was $13.89 and $13.54, respectively.

Acquisition related charges

We expense as incurred all costs associated with in-process research and development.

Restructuring, integration and other related charges

We expense as incurred all restructuring, integration and other related charges including direct integration costs, unfavorable lease charges, severance charges, and on-going bonus plans for the retention of key employees from acquisitions.

Advertising expense

We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. For the three and six months ended June 30, 2003, advertising expenses totaled $2.8 million and $5.1 million, respectively. For the three and six months ended June 30, 2002, advertising expenses totaled $0.9 million and $1.6 million, respectively.

Reclassifications

Certain reclassifications have been made to June 30, 2002 balances in order to conform to the June 30, 2003 presentation, namely the break out of maintenance and professional service fee revenue, costs and expenses, interest income and interest expense. The condensed consolidated statement of cash flows has also been modified to conform to the current year presentation, namely the reclassification between sales reserve and trade accounts receivable, proceeds from issuance of common stock and collection of notes receivable from issuance of common stock, as well as the change in presentation of restricted cash from financing activities to investing activities.

Certain changes have been made to diluted net income per share and diluted weighted average common shares to conform to current period presentation.

Recent accounting pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which relates to the identification of, and financial reporting for, variable-interest entities (VIEs). FIN No. 46 applies to new entities that are created after January 31, 2003, as well as to existing VIEs no later than the beginning of the first interim or annual reporting period that starts after July 1, 2003. We are currently evaluating the impact of the adoption on our financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the condensed consolidated statement of cash flows. The provisions of this standard are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. We do not expect the adoption of SFAS No. 149 will have a material impact on our financial position and results of operations.

NOTE 2—SALES RESERVE

Our license agreements and reseller agreements do not offer our customers or vendors the unilateral right to terminate or cancel the contract and receive a cash refund. In addition, the terms of our license agreements do not offer customers price protection.

We do provide for sales returns based upon estimates of potential future credits, warranty cost of product and services, and write-offs of bad debts related to current period product revenue. We analyze historical credits, historical bad debts, current economic trends, average deal size, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales reserve. Revenue for the period is reduced to reflect the sales reserve provision.

The following table summarizes changes in our sales reserve during the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Sales reserve:
Beginning balance	$6,599	$7,017	$7,431	$6,334
Increase (decrease) in sales reserve (reduction/(increase) in revenues)	(829)	(745)	(1,236)	294
Write-off of accounts receivable against reserve	(518)	(641)	(957)	(995)
Currency translation adjustments	60	97	74	95

Ending balance	$5,312	$5,728	$5,312	$5,728

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

In May 2003, in conjunction with our acquisition of Performant, we acquired goodwill and intangible assets. See Note 5 for a full description of our acquisition activities.

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands):

Balance at December 31, 2002	$113,327
Acquisition of Performant	17,051

Balance at June 30, 2003	$130,378

Changes in the carrying amount of intangible assets are as follows (in thousands):

	June 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Net
Intangible assets:
Existing technology	$5,520	$2,810	$2,710	$1,807
Patents and core technology	2,400	1,159	1,241	741
Employment agreements	720	80	640	—
Customer contracts and other	230	60	170	—

Total intangible assets	$8,870	$4,109	$4,761	$2,548

The weighted average amortization period of existing technology, patents, and core technology is 40 months, employment agreements is 18 months, and customer contracts and other intangible assets is 32 months. The total weighted average amortization period of all intangible assets is 39 months. The aggregate amortization expense of intangible assets was $0.7 million and $1.2 million for the three and six months ended June 30, 2003 and $0.6 million and $1.3 million for the three and six months ended June 30, 2002. The estimated total amortization expense of intangible assets is $2.7 million for 2003, $1.8 million for 2004, $0.6 million for 2005 and 2006, and $0.2 million for 2007.

NOTE 4—LONG-TERM DEBT

In July 2000, we issued $500.0 million in Convertible Subordinated Notes (2000 Notes). The 2000 Notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by us in any such redemption. From December 2001 through June 30, 2002, we retired $200.0 million face value of the 2000 Notes.

In connection with the issuance of our 2000 Notes, we incurred $14.6 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. Through the first six months of 2002, in conjunction with the retirement of a portion of our 2000 Notes we wrote-off $3.8 million of debt issuance costs. No costs were written off during the last six months of 2002 or the first six months of 2003. The remaining costs are being amortized using a straight-line method over the remaining term of the 2000 Notes. Amortization expense related to the issuance costs was $0.4 million and $0.8 million for both the three and six months ended June 30, 2003 and 2002, respectively. At June 30, 2003 and December 31, 2002, net debt issuance costs associated with our 2000 Notes were $5.3 million and $6.0 million, respectively.

In April 2003, we issued $500.0 million of Zero Coupon Convertible Notes (2003 Notes) Due 2008 in a private offering. The 2003 Notes do not bear interest, have a zero yield to maturity and will be convertible into our common stock at a conversion price of $51.69. Holders of the 2003 Notes may convert their 2003 Notes only if the sale price of our common stock reaches specified thresholds or if specified corporate transactions have occurred. Upon conversion, we have the right to deliver cash instead of shares of our common stock. We may not redeem the 2003 Notes prior to their maturity.

In connection with the issuance of our 2003 Notes, we incurred $11.8 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. These costs are being amortized using a straight-line method over the term of the 2003 Notes. Amortization expense related to the issuance costs was $0.4 million for the three and six months ended June 30, 2003. At June 30, 2003, net debt issuance costs were $11.4 million.

NOTE 5—ACQUISITION

On May 5, 2003, we acquired all of the outstanding stock and assumed the unvested stock options of Performant, a provider of Java 2 Enterprise Edition (J2EE) diagnostics software. Performant’s technology pinpoints performance problems at the application code level reducing the cost and time required to optimize J2EE applications. The Performant acquisition allows our customers to diagnose J2EE performance issues across the application delivery and management cycle from application delivery to operations. The joint offerings of Mercury and Performant products optimize the performance levels of J2EE applications and accelerate the adoption of J2EE as an environment for business critical applications.

The total purchase price was $22.4 million and consisted of cash consideration of $21.9 million, net of cash acquired of $0.3 million and transaction costs of $0.5 million. The total purchase price was allocated, based upon a third party valuation, as follows (in thousands):

Tangible assets	$270
Deferred tax asset	2,800
Liabilities assumed	(1,190)
Deferred tax liability	(1,180)
Existing technology	1,620
In-process research and development (IPR&D)	1,280
Patents and core technology	800
Employment agreements	720
Customer contracts and related relationships	150
Order backlog	80
Goodwill	17,051

Total purchase price	$22,401

In accordance with GAAP, we recorded a deferred tax asset of $2.8 million for the acquired deferred tax assets relating to net operating loss and tax credit carryforwards for tax purposes acquired in the acquisition. In addition, a deferred tax liability of $1.2 million was recorded for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the acquisition.

The weighted average amortization period of existing technology, patents and core technology, and customer contracts and related relationships is 48 months, employment agreements is 18 months, and order backlog is 3 months. The total weighted average amortization period of all intangible assets is 41 months. All intangible assets will be amortized on a straight-line basis over their useful lives. Amortization expense for the three and six months ended June 30, 2003 was $0.2 million. The estimated total amortization expense associated with acquired Performant intangible assets is $0.6 million for the remainder of 2003, $1.0 million for 2004, $0.6 million for 2005 and 2006, and $0.2 million for 2007.

In conjunction with the acquisition of Performant, we recorded a $1.3 million charge for acquired IPR&D during the second quarter of 2003 because technological feasibility had not been established and no future alternative uses existed. The IPR&D charge is included as “Acquisition related charges” in our condensed consolidated statements of operations for the three and six months ended June 30, 2003. The acquired IPR&D is related to the development of the Microsoft version of the diagnostics software or .Net version. The value of IPR&D is determined through the discounted cash flow approach. The expected future cash flow attributable to the in-process technology was discounted at 29%, taking into account the percentage of completion of approximately 46%, the rate technology changes in the industry, product life cycles, the future markets, and various projects’ stage of development. The project is currently expected to be completed within the next 6 to 12 months and the estimated costs to complete the project are insignificant during that time.

In conjunction with the acquisition of Performant, we recorded unearned stock-based compensation totaling $0.3 million associated with approximately 9,300 unvested stock options that we assumed. The options assumed were valued using the fair value of our common stock on the date of acquisition, which was $35.19. During the three and six months ended June 30, 2003, amortization of unearned stock-based compensation associated with these options was insignificant. We expect to amortize insignificant amounts through 2007, which is over the remaining vesting periods of the related options.

The transaction was accounted for as a purchase and, accordingly the operating results of Performant have been included in our accompanying condensed consolidated statements of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of Mercury Interactive and Performant as if the acquisition had occurred as of the beginning of 2002, after applying certain adjustments, including amortization of intangible assets and unearned stock-based compensation and interest income, net of related tax effects. IPR&D of $1.3 million has been excluded from the following presentation(in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net revenues	$118,071	$94,135	$228,572	$184,680
Net income	$17,164	$16,543	$33,718	$29,973
Net income per share (basic)	$0.20	$0.20	$0.40	$0.36
Net income per share (diluted)	$0.19	$0.19	$0.38	$0.34

In conjunction with the acquisition of Performant, we committed to a license agreement for technology. The agreement was entered into in August 2000 and remains in effect until April 2018. The total estimated commitment is approximately $0.2 million, although the maximum commitment could reach approximately $0.8 million.

In conjunction with the acquisition of Performant, we entered into a milestone bonus plan related to certain research and development activities. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates through November 2004. The commitment will be earned equally over time as milestones are achieved and expensed as acquisition related charges. The maximum payments under the plan are $5.5 million. We recorded $0.9 million as “Restructuring, integration and other related charges” in our condensed consolidated statements of operations for the three and six months ended June 30, 2003 associated with the milestone bonus plan.

NOTE 6—NET INCOME PER SHARE

Earnings per share is calculated in accordance with the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, using the treasury stock method. For the three and six months ended June 30, 2003 and 2002, dilutive potential common shares outstanding reflects shares issuable under our stock option plans.

The following table summarizes our earnings per share computations for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator:
Net income	$16,935	$18,020	$35,079	$33,180

Denominator:
Denominator for basic net income per share—weighted average shares	85,610	83,817	85,322	83,502
Incremental common shares attributable to shares issuable under employee stock option plans	4,896	4,347	4,623	4,725

Denominator for diluted net income per share—weighted average shares	90,506	88,164	89,945	88,227

Net income per share (basic)	$0.20	$0.21	$0.41	$0.40

Net income per share (diluted)	$0.19	$0.20	$0.39	$0.38

For the three and six months ended June 30, 2003, options to purchase approximately 9,123,700 and 9,617,100 shares of common stock with a weighted average price of $54.26 and $53.33, respectively, were considered anti-dilutive because the options’ exercise price was greater than the average fair market value of our common stock for the period then ended. For the three and six months ended June 30, 2002, options to purchase approximately 9,797,300 and 9,563,600 shares of common stock with a weighted average price of $54.46 and $54.96, respectively, were considered anti-dilutive. For both the three and six months ended June 30, 2003 and 2002, common stock reserved for issuance upon conversion of our 2000 Notes for approximately 2,696,700 shares were not included in diluted earnings per share because the conversion would be anti-dilutive. The 2003 Notes would only be included if our common stock price reaches $51.69 per share and if we elect to settle in stock instead of cash. In this case, 9,673,050 shares would be included in both the basic and diluted weighted average common shares and equivalents for the net income per share calculation.

NOTE 7—INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2003 and 2002 differs from statutory tax rates principally because of our participation in taxation programs in Israel. This tax structure is dependent upon continued reinvestment in our Israeli operations. Other factors that cause the effective tax rate and statutory tax rates to differ include the non-deductibility of charges for amortization of intangible assets, stock-based compensation, and in-process research and development.

NOTE 8—COMPREHENSIVE INCOME

We report components of comprehensive income in our annual consolidated statements of shareholders’ equity. Comprehensive income consists of net income and foreign currency translation adjustments. Total comprehensive income for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$16,935	$18,020	$35,079	$33,180
Foreign currency translation adjustments	(1,123)	(683)	(1,003)	98

Comprehensive income	$15,812	$17,337	$34,076	$33,278

NOTE 9—SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2003 and 2002 are as follows (in thousands):

	Six months ended June 30,
	2003	2002
Supplemental disclosure:
Cash paid during the year for income taxes, net of refunds of $30 and $0, respectively	$4,835	$910

Cash paid during the year for interest expense	$12,333	$10,160

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

We comply with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard requires us to recognize all derivatives on the condensed consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the condensed consolidated statements of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as on the type of hedging relationship.

We have entered into forward contracts to hedge foreign currency denominated receivables due from certain Americas, EMEA, APAC, and Japan subsidiaries and foreign branches against fluctuations in exchange rates. We have not entered into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains and losses on forward contracts are recognized in other income in the same period as gains and losses on the underlying transactions. We had outstanding forward contracts with notional amounts totaling $22.1 million and $17.5 million at June 30, 2003 and December 31, 2002, respectively. The forward contracts in effect at June 30, 2003 mature at various dates through December 2003 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Canadian Dollar, Euro, Japanese Yen, Norwegian Kroner, Singapore Dollar, South African Rand, and Swiss Franc. The unrealized net gain on our forward contracts for the three and six months ended June 30, 2003 was $0.4 million and $0.2 million, respectively. The unrealized net loss on our forward contracts for the three and six months ended June 30, 2002 was $0.4 million and $0.8 million, respectively.

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

In January 2002 and February 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. In November 2002, we terminated our January and February interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) and replaced them with a single interest rate swap in order to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR rate) relating to $300.0 million of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the 2000 Notes to a variable interest rate based on the 6-month LIBOR rate plus 46.0 basis points. Beginning in January 2003, the variable interest rate on the swap was modified so that it is now based on the 3-month LIBOR rate plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR rate throughout the life of the 2000 Notes. The interest rate swap creates a market exposure to changes in the LIBOR rate. Under the terms of the swap, we are required to provide initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury Interactive and GSCM as swap rates and equity prices fluctuate. We accounted for the initial collateral and any additional collateral as restricted cash on our condensed consolidated balance sheets. If the price of our common stock exceeds the original conversion or redemption price of the 2000 Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the 2000 Notes. If we call the 2000 Notes at a premium (in whole or in part), or if any of the holders of the 2000 Notes elected to convert the 2000 Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted 2000 Notes.

Our interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in the fair value of the underlying 2000 Notes attributable to changes in the LIBOR rate on our condensed consolidated balance sheets, and we record the ineffectiveness arising from the difference between the two fair values in our condensed consolidated statements of operations as other income (expense). At June 30, 2003 and December 31, 2002, the fair value of the swap was approximately $20.2 million and $17.4 million, respectively, and the change in the fair value of our 2000 Notes attributable to changes in the LIBOR rate during the period resulted in an increase to the carrying value of our 2000 Notes of $19.7 million and $17.0 million, respectively. The difference was recorded in other income as the unrealized gain on interest rate swap for the three and six months ended June 30, 2003 and 2002. At June 30, 2003 and December 31, 2002, our total restricted cash associated with the swap was $6.0 million.

We are exposed to credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major US investment bank and because its obligations under the swap are guaranteed by the Goldman Sachs Group L.P.

For the three and six months ended June 30, 2003, we have recorded interest expense of $1.3 million and $2.8 million, respectively, and interest income of $3.6 million and $7.1 million, respectively, as a result of our interest rate swap and our prior interest rate swaps for the 2002 period. For the three and six months ended June 30, 2002, we recorded interest expense of $2.0 million and $3.6 million, respectively, and interest income of $3.9 million and $6.7 million, respectively, as a result of our interest rate swap and our prior interest rate swaps for the 2002 period. Our net interest expense, including the interest paid on our 2000 Notes, was $1.3 million and $2.8 million for the three and six months ended June 30, 2003, respectively, and $2.3 million and $5.2 million for the three and six months ended June 30, 2002, respectively.

NOTE 11—ROYALTY AGREEMENT

On June 30, 2003, we entered into a non-exclusive agreement to license technology from Motive Communications. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out or other transfer of all or substantially all of the business, stock or assets to which the agreement relates. The licensed technology will be combined with other existing Mercury products, which should be generally available within six months from the effective date of this agreement. The agreement is in effect until December 31, 2005 with an election to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. We have committed to royalty payments totaling $15.0 million, which will be paid through June 15, 2004.

NOTE 12—SEGMENT AND GEOGRAPHIC REPORTING

We have four reportable operating segments: the Americas, EMEA, APAC, and Japan. The Americas includes Brazil, Canada and the United States. EMEA includes Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, Korea, and Singapore. These segments are organized, managed, and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated application delivery (formerly known as testing and deployment) and application management (formerly known as application performance management or APM) solutions. Our chief decision makers evaluate operating segment performance based primarily on net revenues and certain operating expenses.

Financial information for our operating segments is as follows for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net revenues to third parties:
Americas	$74,474	$61,600	$143,303	$123,100
EMEA (including UK of $13,579, $9,265, $27,319 and $18,197, respectively)	35,908	26,600	69,266	50,800
APAC	5,332	3,745	10,097	5,977
Japan	2,342	2,055	5,775	4,623

Total	$118,056	$94,000	$228,441	$184,500

	June 30, 2003	December 31, 2002
Property and equipment, net:
Americas	$56,582	$54,553
EMEA (including Israel of $28,622 and $29,280, respectively)	31,412	32,367
APAC	1,078	1,170
Japan	382	426

Total	$89,454	$88,516

International sales represented 37% of our total revenues for both the three and six months ended June 30, 2003 and 34% and 33% of our total revenues for the three and six months ended June 30, 2002. The subsidiary located in the United Kingdom accounted for 12% of the consolidated net revenues to unaffiliated customers for both the three and six months ended June 30, 2003 and 10% for both the three and six months ended June 30, 2002. Operations located in Israel accounted for 21% and 27% of the consolidated identifiable assets at June 30, 2003 and December 31, 2002, respectively.

Although we operate in one industry segment, our chief decision makers evaluate net revenues based on the components of application delivery and application management. Accordingly, the following tables present revenues for application delivery and management for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended June 30,
	2003			2002
	Application Delivery	Application Management	Total	Application Delivery	Application Management	Total
Revenues:
License fees	$45,370	$2,634	$48,004	$42,337	$2,526	$44,863
Subscription fees	9,152	13,335	22,487	4,446	7,891	12,337

Total product revenues	54,522	15,969	70,491	46,783	10,417	57,200
Maintenance fees	36,881	1,864	38,745	28,078	1,202	29,280
Service fees	7,995	825	8,820	7,282	238	7,520

Total revenues	$99,398	$18,658	$118,056	$82,143	$11,857	$94,000

	Six months ended June 30,
	2003			2002
	Application Delivery	Application Management	Total	Application Delivery	Application Management	Total
Revenues:
License fees	$87,982	$4,808	$92,790	$85,046	$4,538	$89,584
Subscription fees	17,616	24,145	41,761	8,224	15,392	23,616

Total product revenues	105,598	28,953	134,551	93,270	19,930	113,200
Maintenance fees	70,627	3,703	74,330	54,685	2,245	56,930
Service fees	18,232	1,328	19,560	13,780	590	14,370

Total revenues	$194,457	$33,984	$228,441	$161,735	$22,765	$184,500

NOTE 13—SUBSEQUENT EVENT

On June 9, 2003, we signed a non-binding agreement to acquire Kintana. Kintana is a privately-held company which designs, develops and supports software which digitizes and integrates IT business processes from demand to production, enabling real-time decision-making and execution for strategic projects. Under the terms of the merger agreement, we will issue a mix of cash and stock, with a value of approximately $225.0 million to acquire all of Kintana’s outstanding stock. In addition, we will assume all of Kintana’s unvested employee stock options. The transaction is expected to close in August 2003.

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

Overview

We were incorporated in 1989 and began shipping application delivery products in 1991. Since 1991, we have introduced a variety of solutions for application delivery (formerly known as testing and deployment) and application management (formerly known as application performance management or APM). Today’s enterprise is critically dependent on IT-delivered systems and applications that automate business processes to meet business requirements. These needs place IT in the relatively new role as a business-critical function and put IT management under enormous pressure to operate like a business. Business Technology Optimization (BTO) is an emerging new business strategy that enables companies to optimize and align business and technology performance to meet key business objectives. Mercury Interactive is the leading provider of BTO products and services, providing an integrated approach to application delivery and management solutions that enable customers to optimize the quality of their IT-delivered services, align IT execution with business goals, and reduce spending throughout their IT infrastructure.

Results of Operations

The following table sets forth, as a percentage of total revenue, certain condensed consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
License fees	41%	48%	41%	48%
Subscription fees	19	13	18	13

Total product revenues	60	61	59	61
Maintenance fees	33	31	32	31
Professional service fees	7	8	9	8

Total revenues	100	100	100	100

Costs and expenses:
Cost of license and subscription	6	7	6	7
Cost of maintenance	3	3	2	3
Cost of professional services	6	6	6	5
Marketing and selling	47	50	47	50
Research and development	11	11	11	11
General and administrative	8	8	8	9
Amortization of unearned stock-based compensation	—	—	—	—
Acquisition related charges	1	—	1	—
Restructuring, integration and other related charges	1	—	1	—
Amortization of intangible assets	1	1	1	1

Total costs and expenses	84	86	83	86

Income from operations	16	14	17	14
Interest income	7	10	7	10
Interest expense	(4)	(7)	(3)	(6)
Other (expense) income, net	(1)	7	(1)	5

Income before provision for income taxes	18	24	20	23
Provision for income taxes	4	5	5	5

Net income	14%	19%	15%	18%

Certain reclassifications have been made for the three and six months ended June 30, 2002 in order to conform to the June 30, 2003 presentation, namely the break out of maintenance and professional service fee revenue, costs and expenses, interest income and interest expense.

Business Model

Revenue consists of fees for the license and subscription of our software products, maintenance fees, and professional service fees. License revenue is comprised of license fees charged for the use of our products licensed under perpetual or multiple year arrangements (perpetual licenses) in which the fair value of the license fee is separately determinable from maintenance and/or professional services. Subscription revenue, including managed service revenue, represents license fees to use one or more software products, and to receive maintenance support (such as hotline support and updates) for a limited period of time. Since subscriptions include bundled products and services, both product and service revenue is generally recognized ratably over the term. Maintenance revenue is comprised of fees charged for post contract customer support which are determinable based upon vendor specific evidence of fair value. Professional service revenue is comprised of fees charged for product training and consulting services which are determinable based upon vendor specific evidence of fair value.

Due to the different treatment of subscription and perpetual licenses under applicable accounting rules, each type of license has a different impact on our condensed consolidated financial statements. When a customer buys a subscription license, the majority of the revenue will be recorded as deferred revenue on our condensed consolidated balance sheet. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized as revenue. Deferred revenue is reduced as revenue is recognized. Under perpetual licenses (and some multi-year arrangements for which separate vendor specific objective evidence exists for undelivered elements), a high proportion of all license revenue is recognized in the quarter that the product is delivered, with relatively little recorded as deferred revenue. Therefore, an order for a subscription license will result in significantly lower current-period revenue than an equal-sized order under perpetual licenses. Conversely, an order for a subscription license will result in higher revenues recognized in future periods than an equal-sized order for a perpetual license.

Our license revenue in any given quarter is dependent upon the volume of perpetual orders shipped during the quarter and the amount of subscription revenue amortized from deferred revenue and, to a small degree, recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and subscription licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them in the mix of domestic and international sales, together with fluctuations in foreign exchange rates (if we deliver more-than-expected perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets. In 2002, we effected a change in the mix of software license types to a higher percentage of subscription licenses, especially for our application management products. We believe that this shift will continue in the future, as more of our products are offered and as more of our customers license our products on a subscription basis. This shift may cause us to experience a decrease in recognized revenue, as well as continued growth of deferred revenue, in the near term.

Cost of license and subscription includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation and production personnel; and costs associated with our managed services business, including personnel related costs, fees to providers of internet bandwidth and related infrastructure (ISP fees) and depreciation expense of managed services equipment. Cost of maintenance includes direct costs of providing product customer support, largely consisting of personnel costs and related expenses; and the cost of providing upgrades to our subscription customers. We have not broken out the costs associated with licenses or subscriptions because these costs cannot be separated between license and subscription cost of revenue. Cost of professional services includes the direct costs of providing product training and consulting, largely consisting of personnel costs and related expenses. License and subscription, maintenance, and professional services costs also include allocated facility expenses and information technology infrastructure costs.

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

Revenues

License fees

License fee revenue was $48.0 million for the three months ended June 30, 2003 compared to $44.9 million for the three months ended June 30, 2002, an increase of 7%. This increase in license fee revenue of $3.1 million was primarily attributable to an increase in application delivery license fee revenue. License fee revenue was $92.8 million for the six months ended June 30, 2003 compared to $89.6 million for the six months ended June 30, 2002, an increase of 4%. This increase in license fee revenue of $3.2 million was primarily attributable to an increase in application delivery license fee revenue. We expect our license fee revenue to remain relatively flat in absolute dollars in 2003.

Subscription fees

Subscription fee revenue was $22.5 million for the three months ended June 30, 2003 compared to $12.3 million for the three months ended June 30, 2002, an increase of 83%. This increase in subscription fee revenue of $10.2 million was primarily attributable to an increase of $4.7 million in application delivery subscription fee revenue and an increase of $5.5 million in application management subscription fee revenue resulting from our continuous effort to shift to a subscription business model. Subscription fee revenue was $41.8 million for the six months ended June 30, 2003 compared to $23.6 million for the six months ended June 30, 2002, an increase of 77%. This increase in subscription fee revenue of $18.2 million was primarily attributable to an increase of $9.4 million in application delivery subscription fee revenue and an increase of $8.8 million in application management subscription fee revenue resulting from our continuous effort to shift to a subscription business model. We expect sales of our subscription licenses and services to continue to increase in absolute dollars in 2003.

Product revenue

Product revenue was $70.5 million for the three months ended June 30, 2003 compared to $57.2 million for the three months ended June 30, 2002, an increase of 23%. Product revenue was $134.6 million for the six months ended June 30, 2003 compared to $113.2 million for the six months ended June 30, 2002, an increase of 19%. These increases in product revenue are primarily attributable to increases in subscription fee revenue, as we continue to shift to a subscription revenue model, as more of our products are offered and as more of our customers license products on a subscription basis. We expect our product revenue to continue to increase in absolute dollars in 2003.

Maintenance fees

Maintenance fee revenue was $38.7 million for the three months ended June 30, 2003 compared to $29.3 million for the three months ended June 30, 2002, an increase of 32%. This increase in maintenance fee revenue of $9.4 million was primarily attributable to an increase of $8.8 million in application delivery maintenance fee revenue and an increase of $0.6 million in application management maintenance fee revenue. Maintenance fee revenue was $74.3 million for the six months ended June 30, 2003 compared to $56.9 million for the six months ended June 30, 2002, an increase of 31%. This increase in maintenance fee revenue of $17.4 million was primarily attributable to an increase of $15.9 million in application delivery maintenance fee revenue and an increase of $1.5 million in application management maintenance fee revenue. We expect our maintenance fee revenue to continue to increase in absolute dollars in 2003.

Professional service fees

Professional service fee revenue was $8.8 million for the three months ended June 30, 2003 compared to $7.5 million for the three months ended June 30, 2002, an increase of 17%. This increase in professional service fee revenue of $1.3 million was primarily attributable to an increase of $0.7 million in application delivery professional service fee revenue and an increase of $0.6 million in application management professional service fee revenue. Professional service fee revenue was $19.6 million for the six months ended June 30, 2003 compared to $14.4 million for the six months ended June 30, 2002, an increase of 36%. This increase in professional service fee revenue of $5.2 million was primarily attributable to an increase of $4.5 million in application delivery professional service fee revenue and an increase of $0.7 million in application management professional service fee revenue. We expect our professional service fee revenue to continue to increase in absolute dollars in 2003.

International sales

International sales represented 37% of our total revenues for both the three and six months ended June 30, 2003 and 34% and 33% of our total revenues for the three and six months ended June 30, 2002. Our international revenues increased 35% in absolute dollars in the three months ended June 30, 2003, compared to 2002, primarily due to an increase in sales performance and foreign currency fluctuations in EMEA of $9.3 million, APAC of $1.6 million, and Japan of $0.3 million. Our international revenue increased 39% in absolute dollars in the six months ended June 30, 2003, compared to 2002, primarily due to an increase in sales performance and foreign currency fluctuations in EMEA of $18.5 million, APAC of $4.1 million, and Japan of $1.2 million.

Costs and expenses

Cost of license and subscription

Cost of license and subscription was $6.8 million for the three months ended June 30, 2003, or 6% of total revenues, compared to $6.6 million for the three months ended June 30, 2002, or 7% of total revenues. Cost of license and subscription was $13.3 million for the six months ended June 30, 2003, or 6% of total revenues, compared to $12.9 million for the six months ended June 30, 2002, or 7% of total revenues. Based upon our revenue growth as described in “Revenues,” we expect cost of license and subscription to continue to increase in absolute dollars in 2003.

Cost of maintenance

Cost of maintenance was $2.8 million for the three months ended June 30, 2003, or 3% of total revenues, compared to $2.9 million for the three months ended June 30, 2002, or 3% of total revenues. Cost of maintenance was $5.5 million for the six months ended June 30, 2003, or 2% of total revenues, compared to $5.7 million for the six months ended June 30, 2002, or 3% of total revenues. Based upon our revenue growth as described in “Revenues,” we expect cost of maintenance to remain relatively flat in absolute dollars in 2003.

Cost of professional services

Cost of professional services was $7.5 million for the three months ended June 30, 2003, or 6% of total revenues, compared to $5.5 million for the three months ended June 30, 2002, or 6% of total revenues. The absolute dollar increase of $2.0 million was primarily attributable to an increase in personnel-related costs due to an increased number of employees. Cost of professional services was $14.1 million for the six months ended June 30, 2003, or 6% of total revenues, compared to $9.8 million for the six months ended June 30, 2002, or 5% of total revenues. The absolute dollar increase of $4.3 million was primarily attributable to an increase in personnel-related costs due to an increased number of employees. Based upon our revenue growth as described in “Revenues,” we expect cost of professional service to continue to increase in absolute dollars in 2003.

Marketing and selling

Marketing and selling expense consists of employee salaries and related costs, sales commissions, marketing programs, and allocated facility expenses and information technology infrastructure costs. Marketing and selling expense was $55.8 million for the three months ended June 30, 2003, or 47% of total revenues, compared to $46.5 million for the three months ended June 30, 2002, or 50% of total revenues. The absolute dollar increase of $9.3 million was primarily attributable to an increase of $5.3 million in personnel-related costs due to an increased number of employees, an increase of $2.1 million in marketing programs, an increase of $1.2 million in commissions resulting from increased sales, and an increase of $0.6 million for a selling event. These increases in marketing and selling expenses were offset by a decrease of $1.0 million in facilities expenses. Marketing and selling expense was $108.5 million for the six months ended June 30, 2003, or 47% of total revenues, compared to $92.0 million for the six months ended June 30, 2002, or 50% of total revenues. The absolute dollar increase of $16.5 million was primarily attributable to an increase of $11.5 million in personnel-related costs due to an increase number of employees, an increase of $4.2 million in marketing programs, an increase of $0.8 million in commissions resulting from increased sales, and an increase of $0.8 million in IT infrastructure expenses. These increases in marketing and selling expenses were offset by a decrease of $1.3 million in facilities expenses. Based upon our revenue growth as described in “Revenues,” we expect marketing and selling expenses to remain relatively flat in absolute dollars in 2003.

Research and development

Research and development expense consists of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures; research and development expense is comprised primarily of employee salaries and related costs, consulting costs, equipment depreciation and allocated facility expenses and information technology infrastructure costs. Research and development expense was $13.1 million for the three months ended June 30, 2003, or 11% of total revenues, compared to $10.3 million for the three months ended June 30, 2002, or 11% of total revenues. The absolute dollar increase of $2.8 million was primarily attributable to an increase of $1.74 million in personnel-related costs due to an increased number of employees and an increase of $0.9 million resulting from the appreciation of the Israeli Shekel to the US dollar. Research and development expense was $24.7 million for the six months ended June 30, 2003, or 11% of total revenues, compared to $20.9 million for the six months ended June 30, 2002, or 11% of total revenues. The absolute dollar increase of $3.8 million was primarily attributable to an increase of $3.1 million in personnel-related costs due to an increased number of employees, an increase of $0.6 million in IT infrastructure expenses, and an increase of $0.4 million resulting from the appreciation of the Israeli Shekel to the US dollar. Based upon our product development plan, we expect research and development expense to continue to increase in absolute dollars in 2003.

General and administrative

General and administrative expense consists of employee salaries and related costs associated with administration and management, as well as allocated facility expenses and information technology infrastructure costs. General and administrative expense was $9.7 million for the three months ended June 30, 2003, or 8% of total revenues, compared to $7.9 million for the three months ended June 30, 2002, or 8% of total revenues. The absolute dollar increase of $1.8 million was primarily attributable to an increase in personnel-related costs due to an increased number of employees. General and administrative expense was $18.8 million for the six months ended June 30, 2003, or 8% of total revenues, compared to $15.4 million for the six months ended June 30, 2002, or 9% of total revenues. The absolute dollar increase of $3.4 million was primarily attributable to an increase in personnel-related costs due to an increased number of employees. Based upon our revenue growth as described in “Revenues,” we expect general and administrative expenses to continue to increase in absolute dollars in 2003.

Amortization of unearned stock-based compensation

During the second quarter of 2001, in connection with the acquisition of Freshwater, we recorded unearned stock-based compensation totaling $10.4 million associated with approximately 140,000 unvested stock options that we assumed. The options assumed were valued using the fair market value of our common stock on the date of acquisition, which was $74.21. We also recorded stock-based compensation expense of $0.3 million in conjunction with the third quarter of 2001 restructuring. The options were valued using the fair market value of our stock on the date of accelerated vesting, which was a weighted average of $32.92. Through December 31, 2002, we reduced unearned stock-based compensation by $6.3 million due to the termination of certain employees. During the six months ended June 30, 2003, we further reduced unearned stock-based compensation associated with the Freshwater acquisition by $0.4 million. During the second quarter of 2003, in connection with the acquisition of Performant, we recorded unearned stock-based compensation totaling $0.3 million associated with approximately 9,300 unvested stock options that we assumed. The options assumed were valued using the fair value of our common stock on the date of acquisition, which was $35.19. Amortization of unearned stock-based compensation was $0.2 million for the three months ended June 30, 2003 compared to $0.3 million for the three months ended June 30, 2002. Amortization of unearned stock-based compensation was $0.4 million for the six months ended June 30, 2003 compared to $0.7 million for the six months ended June 30, 2002. We expect to amortize on average $0.1 million per quarter through 2004 and insignificant amounts through the first quarter of 2007, which is the remaining vesting periods of the related options.

Acquisition related charges

In May 2003, in conjunction with the acquisition of Performant, we recorded a $1.3 million charge for acquired IPR&D because technological feasibility had not been established and no future alternative uses existed. See Note 5 to the condensed consolidated financial statements for a full description of our acquisition.

Restructuring, integration and other related charges

In May 2003, in conjunction with the acquisition of Performant, we entered into a milestone bonus plan related to certain research and development activities. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates through November 2004. The commitment will be earned over time as milestones are achieved and expensed as restructuring, integration and other related charges in our condensed consolidated statements of operations. The maximum payments under the plan are $5.5 million. For the three and six months ended June 30, 2003, we recorded $0.9 million as restructuring, integration and other related charges in our condensed consolidated statements of operations associated with the milestone bonus plan. We do not expect other additional integration charges to have a significant impact on our financial position and results of operations.

During the six months ended June 30, 2002, we recorded a benefit of $0.5 million. The benefit resulted from a reversal in the first quarter of 2002 of cash charges resulting from the cancellation of a marketing event for which we were able to use the deposit toward another event.

Amortization of intangible assets

Amortization of intangible assets was $0.7 million for the three months ended June 30, 2003 compared to $0.6 million for the three months ended June 30, 2002. Amortization of intangible assets was $1.2 million for the six months ended June 30, 2003 compared to $1.3 million for the six months ended June 30, 2002. In May 2001, we acquired all of the outstanding securities of Freshwater for cash consideration of $146.6 million. In connection with this acquisition, we assumed net assets of $2.4 million and recorded a deferred tax liability of $3.0 million. The purchase price included $0.8 million for the fair value of approximately 13,000 assumed Freshwater vested stock options, as well as direct acquisition costs of $0.5 million. The allocation of the purchase price resulted in an excess of purchase price over net tangible assets acquired of $148.1 million. This was allocated, based on a third party valuation, $2.1 million to workforce, $5.5 million to purchased technology and $140.5 million to goodwill. The intangible assets are being amortized on a straight-line basis over 3 years.

In May 2003, we acquired all of the outstanding stock and assumed the unvested stock options of Performant. The total purchase price was $22.4 million and consisted of cash consideration of $21.9 million, net of cash acquired of $0.3 million and transaction costs of $0.5 million. The total purchase price was allocated, based upon a third party valuation, as follows (in thousands):

Tangible assets	$270
Deferred tax asset	2,800
Liabilities assumed	(1,190)
Deferred tax liability	(1,180)
Existing technology	1,620
In-process research and development (IPR&D)	1,280
Patents and core technology	800
Employment agreements	720
Customer contracts and related relationships	150
Order backlog	80
Goodwill	17,051

Total purchase price	$22,401

In accordance with GAAP, we recorded a deferred tax asset of $2.8 million for the acquired deferred tax assets relating to net operating loss and tax credit carryforwards for tax purposes acquired in the acquisition. In addition, a deferred tax liability of $1.2 million was recorded for the difference between the assigned values and the tax bases of the IP assets acquired in the acquisition.

The weighted average amortization period of existing technology, patents and core technology, and customer contracts and related relationships is 48 months, employment agreements is 18 months, and order backlog is 3 months. The total weighted average amortization period of all intangible assets is 41 months. All intangible assets will be amortized on a straight-line basis over their useful lives. Amortization expense for the three and six months ended June 30, 2003 was $0.2 million. The estimated total amortization expense associated with acquired Performant intangible assets is $0.6 million for the remainder of 2003, $1.0 million for 2004, $0.6 million for 2005 and 2006, and $0.2 million for 2007.

Other income, net

Interest income

Interest income was $8.8 million for the three months ended June 30, 2003, or 7% of total revenues, compared to $9.5 million for the three months ended June 30, 2002, or 10% of total revenues. The absolute dollar decrease of $0.7 million was primarily attributable to a reduction of $0.4 million in interest income due to lower interest rates and a reduction of $0.3 million in interest income associated with our February 2002 interest rate swap which was included in interest income until the January and February 2002 swaps were merged into one in November 2002. Interest income was $16.4 million for the six months ended June 30, 2003, of 7% of total revenues, compared to $17.6 million for the six months ended June 30, 2002, or 10% of total revenues. The absolute dollar decrease of $1.2 million was primarily attributable to a reduction of $1.6 million in interest income due to lower interest rates offset by an increase in interest income of $0.4 million associated with our February 2002 interest rate swap which was included in interest income until the January and February 2002 swaps were merged into one in November 2002.

Interest expense

Interest expense was $4.9 million for the three months ended June 30, 2003, or 4% of total revenues, compared to $6.2 million for the three months ended June 30, 2002, or 7% of total revenues. The absolute dollar decrease of $1.3 million was primarily attributable to) a decrease of $0.7 million in interest expense associated with our interest rate swap due to lower LIBOR rates and a change in the interest rate spread between the January 2002 swap and the merged November 2002 swap and a decrease of $0.6 million in interest expense associated with the retirement of our Convertible Subordinated Notes (2000 Notes. Interest expense was $9.9 million for the six months ended June 30, 2003, or 4% of total revenues, compared to $11.9 million for the six months ended June 30, 2002, or 6% of total revenues. The absolute dollar decrease of $2.0 million was primarily attributable to a decrease of $1.2 million in interest expense associated with the retirement of our 2000 Notes and a decrease of $0.8 million in interest expense associated with our interest rate swap due to lower LIBOR rates and a change in the interest rate spread between the January 2002 swap and the merged November 2002 swap.

Other (expense) income, net

Other expense, net was $1.5 million for the three months ended June 30, 2003, or 1% of total revenues, compared to other income, net of $6.2 million for the three months ended June 30, 2002, or 7% of total revenues. The absolute dollar decrease of $7.7 million was primarily attributable to a reduction of $7.0 million on gains on early retirement of our 2000 Notes and an increase of losses of $0.4 million on our investments in non-consolidated companies. Other expense, net was $1.7 million for the six months ended June 30, 2003, or 1% of total revenues, compared to other income, net of $10.0 million for the six months ended June 30, 2002, or 5% of total revenues. The absolute dollar decrease of $11.7 million was primarily attributable to a reduction of $11.6 million on gains on early retirement of our 2000 Notes and an increase in losses of $0.9 million on our investments in non-consolidated companies. These decreases in other income were offset by an increase of $1.4 million in interest income associated with notes receivable from issuance of common stock to foreign employees under stock option plans.

Provision for income taxes

Historically, our operations resulted in a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire at various dates through 2013. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. The effective tax rates for the three and six months ended June 30, 2003 and 2002 differ from statutory tax rates principally because of our participation in taxation programs in Israel. We intend to continue to increase our investment in our Israeli operations consistent with our overall tax strategy. Other factors that cause the effective tax rate and statutory tax rates to differ include the non-deductibility of charges for amortization of intangible assets, stock-based compensation and in-process research and development. US income taxes and foreign withholding taxes were not provided for on undistributed earnings for certain non-US subsidiaries. We intend to invest these earnings indefinitely in operations outside the US.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we have recorded a current tax payable and a prepaid tax asset in the amount of $25.5 million, which is being amortized to income tax expense in our condensed consolidated statements of operations over eight years, which approximates the period over which the expected benefit is expected to be realized. At June 30, 2003 and December 31, 2002, we have a prepaid tax asset of $20.7 million and $22.3 million, respectively.

Liquidity and Capital Resources

At June 30, 2003, our principal source of liquidity consisted of $1.2 billion of cash and investments, compared to $665.2 million at December 31, 2002. The June 30, 2003 balance included $147.4 million of short-term and $274.3 million of long-term investments in high quality financial, government, and corporate securities. The increase in cash and investments from June 30, 2003, compared to December 31, 2002 was primarily due to cash proceeds from the issuance of our Zero Coupon Convertible Notes (2003 Notes), cash generated from operations, cash received from issuance of common stock under our stock option and employee stock purchase plans, and collection of notes receivable from issuance of common stock, offset by cash used for capital expenditures and other investments. During the six months ended June 30, 2003, we generated $91.4 million of cash from operating activities, compared to $63.0 million during the six months ended June 30, 2002. The increase in cash from operations during the six months of 2003 compared to the six months of 2002 was due primarily to a decrease in the trade accounts receivable balances resulting from improved cash collections and an increase in the deferred revenue balances, as well as an increase in net income.

During the six months ended June 30, 2003, our investing activities consisted of a cash payment in conjunction with the acquisition of Performant for $21.9 million and purchases of property and equipment of $7.6 million. We have two buildings in Sunnyvale that we purchased but have not yet renovated. Should we decide to renovate these buildings, the estimated renovation costs will be approximately $5.0 million. We have committed to make additional capital contributions to a private equity fund totaling $8.3 million and we expect to pay approximately $5.3 million through March 31, 2004 as capital calls are made.

During the six months ended June 30, 2003, our primary financing activities consisted of cash proceeds from the issuance of the 2003 Notes of $488.2 million, cash proceeds of $23.5 million from common stock issued under our employee stock option and stock purchase plans, and collection of notes receivable from issuance of common stock of $2.4 million.

In July 2000, we raised $485.4 million from the issuance of our 2000 Notes with an aggregate principal amount of $500.0 million. The 2000 Notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem our 2000 Notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by us in any such redemption. During the year ended December 31, 2002, we paid $65.8 million including accrued interest of $1.2 million to retire $77.5 million face value of our 2000 Notes, which resulted in a gain on early retirement of debt of $11.6 million. From December 2001 through June 30, 2002, we retired $200.0 million face value of our 2000 Notes. No 2000 Notes were retired during the last six months of 2002 or during the first six months of 2003. As a result of the retirement, our interest expense resulting from our 2000 Notes decreased during 2003.

In April 2003, we issued $500.0 million of the 2003 Notes in a private offering. The 2003 Notes do not bear interest, have a zero yield to maturity and will be convertible into our common stock at a conversion price of $51.69. Holders of the 2003 Notes may convert their 2003 Notes only if the sale price of our common stock reaches specified thresholds or if specified corporate transactions have occurred. Upon conversion, we have the right to deliver cash instead of shares of our common stock. We may not redeem the 2003 Notes prior to their maturity. In connection with the issuance of our 2003 Notes, we incurred $11.8 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized using a straight-line method over the term of the 2003 Notes. Amortization expense related to the issuance costs was $0.4 million for the three and six months ended June 30, 2003. At June 30, 2003, net debt issuance costs were $11.4 million.

During the six months ended June 30, 2003, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly, as a result of decreases in customer demand or decreases in the acceptance of our future products and services, our ability to generate positive cash flow from operations may be impacted.

In May 2003, in conjunction with the acquisition of Performant, we committed to a license agreement for technology. The agreement was entered into in August 2000 and remains in effect until April 2018. The total estimated commitment is approximately $0.2 million, although the maximum commitment could reach approximately $0.8 million.

In June 2003, we entered into a non-exclusive agreement to license technology from Motive Communications. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out or other transfer of all or substantially all of the business, stock or assets to which the agreement relates. The licensed technology will be combined with other existing Mercury products, which should be generally available within six months from the effective date of this agreement. The agreement is in effect until December 31, 2005 with an election to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. We have committed to royalty payments totaling $15.0 million, which will be paid through June 15, 2004.

We lease facilities for sales offices in the US and foreign locations under non-cancelable operating leases that expire through 2010. Certain of these leases contain renewal options. In addition, we lease certain equipment under various leases with lease terms ranging from month-to-month up to one year.

Future payments due under debt, lease and royalty agreements at June 30, 2003 are as follows (in thousands):

	Zero Coupon Senior Convertible Notes due 2008 (2003 Notes)	4.75% Convertible Subordinated Notes due 2007 (2000 Notes)(a)	Non- Cancelable Operating Leases	Royalty Agreements	Total
2003	$—	$—	$4,783	$12,660	$17,443
2004	—	—	6,195	4,610	10,805
2005	—	—	4,034	10	4,044
2006	—	—	2,297	10	2,307
2007	—	300,000	1,686	10	301,696
Thereafter	500,000	—	2,720	110	502,830

Total	$500,000	$300,000	$21,715	$17,410	$839,125

(a)	Assuming we do not retire additional 2000 Notes during 2003 and interest rates stay consistent, we will make interest payments net of our interest rate swap of approximately $2.4 million during the remainder of 2003; approximately $4.8 million in 2004, 2005, and 2006; and approximately $2.4 million during 2007. The face value of our 2000 Notes differs from our book value. See Note 10 to the condensed consolidated financial statements.

In 2002, we effected a change in the mix of software license types to a higher percentage of subscription licenses, especially for our application management products. During the three and six months ended June 30, 2003, the amount of application delivery products licensed on a subscription basis increased. This shift does not impact our collections cycle as cash is generally received within 30-60 days from the invoice date, depending upon the region. Our quarterly operating results are affected by the mix of license types entered into in connection with the sale of products. As revenue associated with our subscription licenses is generally recognized ratably over the term of the license, the shift in mix will also result in deferred revenue becoming a larger component of our cash provided by operations. We believe that the shift to a subscription revenue model will continue in the future, as more of our products are offered and as more of our customers license products on a subscription basis. This shift may cause us to experience a decrease or a lower rate of growth in recognized revenue, as well as continued growth in deferred revenue, in the near term.

In the future, we expect cash will continue to be generated from our operations. We do not expect to spend significant amounts of additional cash to acquire property and equipment in the near term and therefore the level of cash used in investing activities to acquire property and equipment should not significantly change from that used in 2002. We do, however, currently plan to reinvest our cash generated from operations in new short and long term investments in high quality financial, government and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. Cash could be used in the future to invest in acquisitions, or strategic investments, or repurchase additional debt or equity.

Assuming there is no significant change in our business, we believe that our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

Estimating valuation allowances and accrued liabilities

The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Use of estimates and assumptions include, but are not limited to, the sales reserve and prepaid commissions.

We must make estimates of potential future credits, warranty cost of product and services, and write-offs of bad debts related to current period product revenue. We analyze historical credits, historical bad debts, current economic trends, average deal size, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales reserve. Revenue for the period is reduced to reflect the sales reserve provision. As a percentage of current period revenues, changes against sales reserve were insignificant in both the three and six months ended June 30, 2003 and the year ended December 31, 2002. Significant management judgments and estimates must be made and used in connection with establishing the sales reserve in any accounting period. Material differences may result in the amount and timing of our revenues for any period if we make different judgments or utilize different estimates. At June 30, 2003 and December 31, 2002, the provision for sales reserve was $5.3 million and $7.4 million, respectively.

We are required to make estimates of the future sales commission expense associated with our revenues that will be recognized in future periods. We analyze historical commission rates, composition of the future revenue and expected timing of revenue recognition of such future amounts. We make significant judgments and estimates in connection with establishing the prepaid commission in any accounting period. Material differences may result in the amount and timing of our sales commission expense for any period if we make different judgments or utilize different estimates. At June 30, 2003 and December 31, 2002, prepaid commission was $16.2 million and $13.6 million, respectively.

Valuation of long-lived and other intangible assets and goodwill

We assess the impairment of identifiable intangible assets and property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We are also required to perform an annual impairment review of goodwill and potentially more frequently if circumstances change. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

We completed the preliminary assessment of goodwill during the first quarter of 2002 and performed an annual impairment review during the fourth quarter and did not record an impairment charge.

When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure this impairment based on a projected discounted cash flow. Net intangible assets and long-lived assets was $94.2 million and $91.1 million at June 30, 2003 and December 31, 2002, respectively. Goodwill was $130.4 million and $113.3 million at June 30, 2003 and December 31, 2002, respectively.

Accounting for income taxes

As part of the process of preparing our condensed consolidated financial statements we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the condensed consolidated statements of operations. In addition, to the extent that we are unable to continue to reinvest a substantial portion of our profits in our Israeli operations, we may be subject to additional tax rate increases in the future. Our taxes could increase if these tax rate incentives are not renewed upon expiration, tax rates applicable to us are increased, authorities challenge our tax strategy, or are impacted by new laws or rulings.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance for the entire portion of the net operating losses related to the income tax benefits arising from the exercise of employees’ stock options that will be credited directly to stockholders’ equity in the future. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to increase or reduce our valuation allowance, which could materially impact our financial position and results of operations.

Accounting for non-consolidated companies

From time to time, we make venture capital investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We are closely monitoring our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as US public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of a company is at an amount below fair value, or if a company has completed a financing based on a valuation significantly lower than our initial investment, it is our policy to record a reserve and the related write-down is recorded as an investment loss on our condensed consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

At June 30, 2003, we had invested $15.4 million, net in early stage private companies and private equity funds. In addition, we have committed to make capital contributions to a private equity fund totaling $8.3 million and we expect to pay approximately $5.3 million through March 31, 2004 as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The potential decline in the NASDAQ National Market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the year ended December 31, 2002, we recorded losses of $3.4 million, $1.5 million and $0.4 million, respectively, on three of our investments in non-consolidated companies. For the three and six months ended June 30, 2003, we recorded losses of $0.6 million on one of our investments in non-consolidated companies and $0.6 million, $0.5 million and $0.2 million on three of our investments in non-consolidated companies, respectively. In calculating the loss to be recorded, we took into account the latest valuation of each of the portfolio companies based on recent sales of equity securities to outside third party investors.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$16,935	$18,020	$35,079	$33,180
Add:
Unearned stock-based compensation expense included in reported net income	195	303	384	667
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33,127)	(30,932)	(65,582)	(61,254)

Pro forma net loss	$(15,997)	$(12,609)	$(30,119)	$(27,407)

Net income per share (basic), as reported	$0.20	$0.21	$0.41	$0.40

Net loss per share (basic), pro forma	$(0.19)	$(0.15)	$(0.35)	$(0.33)

Net income per share (diluted), as reported	$0.19	$0.20	$0.39	$0.38

Net loss per share (diluted), pro forma	$(0.19)	$(0.15)	$(0.35)	$(0.33)

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

The effects of applying pro forma disclosures of net income and earnings per share are not likely to be representative of the pro forma effects on net income and earnings per share in the future years for the following reasons the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

In the 2003 Annual Meeting of the Stockholders, a proposal on researching the impact of option expensing was put on the ballot. The stockholders voted for the proposal and the Board of Directors is currently reviewing this matter.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for a full description of recent accounting pronouncements.

Risk Factors

In addition to the other information included in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating our business and us.

Our future success may be impaired if we cannot respond to rapid market and technological changes by introducing new products and services and continually improving the performance, features and reliability of our existing products and services and responding to competitive offerings. The market for our software products and services is characterized by:

•	rapidly changing technology;

•	frequent introduction of new products and services and enhancements to existing products and services by our competitors;

•	increasing complexity and interdependence of our applications;

•	changes in industry standards and practices; and

•	changes in customer requirements and demands.

To maintain our competitive position, we must continue to enhance our existing products, like our software application management and delivery products and services and to develop new products and services, functionality and technology that address the increasingly sophisticated and varied needs of our prospective customers. The development of new products and services, and enhancement of existing products and services, entail significant technical and business risks and require substantial lead-time and significant investments in product development. If we fail to anticipate new technology developments, customer requirements or industry standards, or if we are unable to develop new products and services that adequately address these new developments, requirements and standards in a timely manner, our products and services may become obsolete, our ability to compete may be impaired and our revenue could decline.

We expect our quarterly revenue and operating results to fluctuate, and it is difficult to predict our future revenue and operating results. Our revenue and operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

•	fluctuations in demand for, and sales of, our products and services;

•	our success in developing and introducing new products and services and the timing of new product and service introductions;

•	our ability to introduce enhancements to our existing products and services in a timely manner;

•	changes in economic conditions affecting our customers or our industry;

•	changes in the mix of products or services sold in a quarter;

•	changes in the mix of perpetual, term or subscription licenses sold in a quarter;

•	fluctuations in the number of large orders in a quarter;

•	uncertainties related to the integration of products, services, employees and operations of acquired companies;

•	the introduction of new or enhanced products and services by our competitors and changes in the pricing policies of these competitors;

•	the discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business;

•	deferrals by our customers of orders in anticipation of new products or services or product enhancements; and

•	the mix of our domestic and international sales, together with fluctuations in foreign currency exchange rates.

In addition, the timing of our product revenues is difficult to predict because our sales cycles are typically short and can vary substantially from product to product and customer to customer. We base our operating expenses on our expectations regarding future revenue levels. Because of the timing of larger orders and customer buying patterns, we may not learn of shortfalls in revenue or earnings or other failures to meet market expectations until late in a particular quarter. As a result, if total revenue for a particular quarter is below our expectations, we could not proportionately reduce operating expenses for that quarter.

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

Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. If our operating results are below the expectations of investors or securities analysts, the trading prices of our securities could decline.

Our revenue targets are dependent on mix of orders in a particular quarter. Our license revenue in any given quarter is dependent upon the volume of perpetual orders shipped during the quarter and the amount of subscription revenue amortized from deferred revenue and, to a small degree, recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and subscription licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). In addition, if we achieve the target license mix but the overall level of orders is below the target level, then we will not meet our revenue targets. In 2002, we effected a change in the mix of software license types to a higher percentage of subscription licenses and that shift continued in the first quarter of 2003 with a larger percentage of testing subscription licenses. We believe that this shift will continue in the future, as more of our products are offered and as more of our customers license our products on a subscription basis. This shift may cause us to experience a decrease in recognized revenue, as well as continued growth of deferred revenue, in the near term. In addition, while subscription licenses represent a potential source of renewable license revenue, there is also the risk that customers will not renew their licenses at the end of a term.

Economic, political and market conditions may adversely affect demand for our products and services. Our customers’ decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. We believe that the ongoing slowdown in the economy and the weakening of business conditions have caused and may continue to cause customers to reassess their immediate technology needs, lengthen their purchasing decision-making processes, require more senior level internal approvals of purchases and defer purchasing decisions, and accordingly, have reduced and could reduce demand in the future for our products and services. In addition, the war on terrorism and the potential for other hostilities in various parts of the world have caused political uncertainties and volatility in the financial markets. Under these circumstances, there is a risk that our existing and potential customers may decrease spending for our products and services. If demand for our products and services is reduced, our revenue growth rates will be adversely affected.

        We expect to face increasing competition in the future, which could cause reduced sales levels and result in price reductions, reduced gross margins or loss of market share. The market for our application management and delivery products and services is extremely competitive, dynamic and subject to frequent technological change. There are few substantial barriers of entry in our market. The Internet has further reduced these barriers of entry, allowing other companies to compete with us in our markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

In the market for application delivery solutions, our principal competitors include Compuware, Empirix, Rational Software (acquired by IBM Software Group), and Segue Software. In the new and rapidly changing market for application management solutions, our principal competitors include established providers of systems and network management software such as BMC Software, Computer Associates, HP OpenView, a division of Hewlett-Packard, and Tivoli, a division of IBM, and providers of hosted services such as Keynote Systems, and emerging companies. Additionally, we face potential competition in this market from existing providers of application delivery solutions such as Segue Software and Compuware.

We believe that the principal competitive factors affecting our market are:

•	price and cost effectiveness;

•	product functionality;

•	product performance, including scalability and reliability;

•	quality of support and service; and

•	company reputation.

Although we believe that our products and services currently compete favorably with respect to these factors, the market for application management and delivery are new and rapidly evolving. We may not be able to maintain our competitive position, and could lead to a decrease in our revenues. The software industry is increasingly experiencing consolidation and this could increase the resources available to our competitors and the scope of their product offerings. For example, our testing competitor Rational Software was recently acquired by IBM Software Group, which has substantially greater financial and other resources than we have. Our competitors and potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies or make more attractive offers to distribution partners and to employees.

If we fail to maintain our existing distribution channels and develop additional channels in the future, our revenue could decline. We derive a substantial portion of our revenue from sales of our products and services through distribution channels, such as systems integrators or value-added resellers. We generally expect that sales of our products through these channels will continue to account for a substantial portion of our revenue for the foreseeable future. We may not experience increased revenue from new channels and may see a decrease from our existing channels, which could harm our business.

The loss of one or more of our systems integrators or value-added resellers, or any reduction or delay in their sales of our products and services could result in reductions in our revenue in future periods. In early 2003, we signed an agreement with SAP AG that allows it to resell our line of products for use with SAP systems, directly and through its subsidiaries and distributors. In addition, our ability to increase our revenue in the future depends on our ability to expand our indirect distribution channels.

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

The continued growth of our business may be adversely affected if we fail to form and maintain strategic relationships and business alliances. Our development, marketing and distribution strategies rely increasingly on our ability to form strategic relationships with software and other technology companies. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals and cooperation in product development. Many of these relationships are not contractual and depend on the continued voluntary cooperation of each party with us. Divergence in strategy or change in focus by, or competitive product offerings by, any of these companies may interfere with our ability to develop, market, sell or support our products, which in turn could harm our business. Further, if these companies enter into strategic alliances with other companies or are acquired, they could reduce their support of our products. Our existing relationships may be jeopardized if we enter into alliances with competitors of our strategic partners. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

Our increasing efforts to sell enterprise-wide software products and services could expose us to revenue variations and higher operating costs. We increasingly focus our efforts on sales of enterprise-wide solutions, which consist of our entire Optane product suite and related professional services, and managed services, rather than on the sale of component products. As a result, each sale requires substantial time and effort from our sales and support staff as well as involvement by our professional services and managed services organizations and our systems integrator partners. Large individual sales, or even small delays in customer orders, can cause significant variation in our revenues and results of operations for a particular period. The timing of large orders is usually difficult to predict and, like many software and services companies, many of our customers typically complete transactions in the last month of a quarter.

If we are unable to manage rapid changes, our operating results could be adversely affected. We have, in the past, experienced significant growth in revenue, employees and number of product and service offerings and we believe this growth may resume. This growth has placed a significant strain on our management and our financial, operational, marketing and sales systems. We are implementing a variety of new or expanded business and financial systems, procedures and controls, including the improvement of our sales and customer support systems. The implementation of these systems, procedures and controls may not be completed successfully, or may disrupt our operations. Any failure by us to properly manage these transitions could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan. We have also in the past experienced reductions in revenue and that has required us to rapidly reduce costs. If we fail to reduce staffing levels when necessary, our costs would be excessive and our business and operating results could be adversely affected.

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

Our international sales and operations subject us to risks that can adversely affect our revenue and operating results. Sales to customers located outside the US have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenue, sales to customers outside the US were 37% in both the three and six months ended June 30, 2003 and 34% and 33% in the three and six months ended June 30, 2002. We face risks associated with our international operations, including:

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

Any of these risks could harm our international operations and reduce our international sales. For example, some countries in Europe, the Middle East and Africa already have laws and regulations related to technologies used on the Internet that are more strict than those currently in force in the US. Any or all of these factors could cause our business to be harmed.

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

These risks are compounded due to the restrictions on our ability to manufacture or transfer outside of Israel any technology developed under research and development grants from the government of Israel without the prior written consent of the government of Israel. If we are unable to obtain the consent of the government of Israel, we may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel.

We are subject to the risk of increased taxes if tax rate incentives in Israel are altered or if there are other changes in tax laws or rulings. Historically, our operations resulted in a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investment. Our taxes could increase if these tax rate incentives are not renewed upon expiration or tax rates applicable to us are increased. Tax authorities could challenge the manner in which profits are allocated among us and our subsidiaries, and we may not prevail in any such challenge. If the profits recognized by our subsidiaries in jurisdictions where taxes are lower became subject to income taxes in other jurisdictions, our worldwide effective tax rate would increase. In addition, to the extent that we are unable to continue to reinvest a substantial portion of our profits in our Israeli operations, we may be subject to additional tax rate increases in the future.

Other factors that could increase our effective tax rate include the effect of changing economic conditions, business opportunities, and changes in tax laws and rulings. We have in the past and may continue in the future to retire amounts outstanding under our 2000 Notes. To the extent that these repurchases are completed below the par value of the 2000 Notes, we may generate a taxable gain from these repurchases. These gains may result in an increase in our effective tax rate. Merger and acquisition activities, if any, could result in nondeductible expenses which may increase our effective tax rate. Our worldwide effective tax rate could be increased to the extent we are impacted by new tax laws or rulings.

Our financial results may be negatively impacted by foreign currency fluctuations. Our foreign operations are generally transacted through our international sales subsidiaries. As a result, these sales and related expenses are denominated in currencies other than the US dollar. Because our financial results are reported in US dollars, our results of operations may be harmed by fluctuations in the rates of exchange between the US dollar and other currencies, including:

•	a decrease in the value of currencies in Europe, the Middle East and Africa or in the Asia Pacific and Australia regions relative to the US dollar, which would decrease our reported US dollar revenue, as we generate revenue in these local currencies and report the related revenue in US dollars; and

•	an increase in the value of currencies in Europe, the Middle East and Africa or in the Asia Pacific and Australia regions, or Israel relative to the US dollar, which would increase our sales and marketing costs in these countries and would increase research and development costs in Israel.

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

Acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert the attention of our management and investments may become impaired and require us to take a charge against earnings. In June 2003 we announced that we had signed a non-binding agreement to acquire Kintana. In addition, in May 2003 we announced that we had acquired Performant, and in May 2001 we acquired Freshwater Software. We also have minority investments in early stage private companies and private equity funds of $15.4 million at June 30, 2003. We may acquire or make investments in other companies and technologies. For the year ended December 31, 2002, we recorded losses of $3.4 million, $1.5 million and $0.4 million, respectively, on three of our investments in non-consolidated companies. For the three and six months ended June 30, 2003, we recorded losses of $0.6 million on one of our investments in non-consolidated companies and $0.6 million, $0.5 million and $0.2 million on three of our investments in non-consolidated companies, respectively. In calculating the loss to be recorded, we took into account the latest valuation of each of the portfolio companies based on recent sales of equity securities to outside third party investors. In addition, we have committed to make capital contributions to a private equity fund totaling $8.3 million and we expect to pay approximately $5.3 million through March 31, 2004 as capital calls are made. We are closely monitoring the financial health of the other private companies in which we hold minority equity investments. If we determine in accordance with our standard accounting policies that an impairment has occurred, then additional losses would be recorded. In the event of any future acquisitions or investments, we could:

•	issue stock that would dilute the ownership of our then-existing stockholders;

•	incur debt;

•	assume liabilities;

•	incur charges for the impairment of the value of investments or acquired assets; or

•	incur amortization expense related to intangible assets.

If we fail to achieve the financial and strategic benefits of past and future investments or acquisitions, including our recent agreement to acquire Kintana, our operating results will suffer. Acquisitions and investments involve numerous other risks, including:

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

If we fail to adequately protect our proprietary rights and intellectual property, we may lose a valuable asset, experience reduced revenue and incur costly litigation to protect our rights. We rely on a combination of patents, copyrights, trademarks, service marks and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and services and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the US. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our products and proprietary information will increase. In addition, we are not significantly dependent on any of our patents.

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

Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversions of our management resources, which could result in lower revenue or higher operating costs.

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

If we fail to obtain or maintain early access to third-party software, our future product development may suffer. Software developers have, in the past, provided us with early access to pre-generally available versions of their software in order to have input into the functionality and to ensure that we can adapt our software to exploit new functionality in these systems. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may result in high research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products or may prevent us from being able to develop products which will work with such new systems which could harm our business.

We have adopted anti-takeover defenses that could delay or prevent an acquisition of our company, including an acquisition that would be beneficial to our stockholders. We have adopted a Preferred Shares Rights Agreement (which we refers to as our Shareholder Rights Plan) on July 5, 1996, as amended. In connection with the Shareholder Rights Plan, our Board of Directors declared and paid a dividend of one preferred share purchase right for each share of our common stock outstanding on July 15, 1996. In addition, each share of common stock issued after July 15, 1996 was issued, or will be issued, with an accompanying preferred stock purchase right. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, the Shareholder Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors regarding such acquisition.

Our board of directors also has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present plans to issue shares of preferred stock.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a business combination with an interested stockholder for a period of three years after the date that the person became an interested stockholder unless, subject to certain exceptions, the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner.

Furthermore, certain provisions of our Amended and Restated Certificate of Incorporation may have the effect of delaying or preventing changes in our control or management, which could adversely affect the market price of our common stock.

Leverage and debt service obligations for $800.0 million in outstanding Notes may adversely affect our cash flow. On April 29, 2003 we issued the 2003 Notes, with a principal amount of $500.0 million, in a private placement, and in July 2000, we completed the offering of the 2000 Notes with a principal amount of $500.0 million. From December 2001 through June 30, 2002, we retired $200.0 million face value of the 2000 Notes. We continue to carry a substantial amount of outstanding indebtedness, primarily the 2000 Notes and the 2003 Notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures and acquisitions; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete.

In November 2002, we entered into an interest rate swap with Goldman Sachs Capital Markets, L.P. (GSCM) with respect to $300.0 million of our 2000 Notes. This interest rate swap could expose us to greater interest expense for our 2000 Notes.

In addition, the 2003 Notes would be included in our diluted net income per share calculation if our common stock price reaches $51.69 per share and if we elect to settle in stock instead of cash. In this case, 9,673,050 shares would be included in both the basic and diluted weighted average common shares and equivalents.

The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended July 31, 2003, the closing sales prices of our common stock as reported on the Nasdaq National Market ranged from a high of $44.45 to a low of $15.74. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships, acquisitions or investments;

•	changes in financial estimates or other statements by securities analysts;

•	changes in general economic conditions;

•	terrorist attacks, and the effects of war;

•	conditions or trends affecting the software industry and the Internet;

•	changes in the rating of our notes or other securities; and

•	changes in the economic performance and/or market valuations of other software and high-technology companies.

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and the trading prices of our securities could decline as a result. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high-technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of software or Internet software companies could depress our stock price regardless of our operating results. Because the Notes are convertible into shares of our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of the Notes. Holders who receive common stock upon conversion also will be subject to the risk of volatility and depressed prices of our common stock. In addition, the existence of the Notes may encourage short selling in our common stock by market participants because the conversion of the Notes could depress the price of our common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market rate risk includes the risk of changes in interest rates. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as “held to maturity.” At June 30, 2003, $820.0 million, or 66% of our cash, cash equivalents and investment portfolio have a maturity of less than 90 days, and an additional $147.4 million, or 12% carried a maturity of less than one year. All investments mature, by policy, in less than three years. Information about our investment portfolio is presented in the table below, which states notional amounts and related weighted-average interest rates by year of maturity (in thousands):

	June 30,		Thereafter	Total	Fair Value
	2004	2005
Cash equivalents:
Fixed rate	$512,428	$—	$—	$512,428	$512,429
Weighted average rate	1.18%	—	—	1.18%	—
Investments:
Fixed rate	$387,945	$76,470	$197,820	$662,235	$665,981
Weighted average rate	2.15%	2.49%	2.39%	2.26%	—

Total investments	$900,373	$76,470	$197,820	$1,174,663	$1,178,410

Weighted average rate	1.60%	2.49%	2.39%	1.79%	—

Our long-term investments include $240.6 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

The fair value of our 2000 Notes fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our creditworthiness. The fair market value of the 2000 Notes at June 30, 2003 was $295.9 million while the face value was $300.0 million while the book value was $319.7 million. The fair value of our 2003 Notes fluctuates based upon changes in the price of our common stock and changes in our creditworthiness. The fair market value of the 2003 Notes at June 30, 2003 was $499.0 million while the face value and the book value was $500.0 million. See Note 10 to the condensed consolidated financial statements.

In November 2002, we entered into an interest rate swap with Goldman Sachs Capital Markets, L.P. See Note 10 to the condensed consolidated financial statements for a full description of our derivative financial instruments and related accounting policies.

A portion of our business is conducted in currencies other than the US dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenue.

From time to time, we make venture capital investments in early stage private companies and private equity funds for business and strategic purposes. At June 30, 2003, we had invested $15.4 million in private companies. In addition, we have committed to make capital contributions to a private equity fund totaling $8.3 million and we expect to pay approximately $5.3 million through March 31, 2004 as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The potential decline in the NASDAQ National Market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the year ended December 31, 2002, we recorded losses of $3.4 million, $1.5 million and $0.4 million, respectively, on three of our investments in non-consolidated companies. For the three and six months ended June 30, 2003, we recorded losses of $0.6 million on one of our investments in non-consolidated companies and $0.6 million, $0.5 million and $0.2 million on three of our investments in non-consolidated companies, respectively. In calculating the loss to be recorded, we took into account the latest valuation of each of the portfolio companies based on recent sales of equity securities to outside third party investors.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within these entities.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the period covered by this quarterly report, or to our knowledge in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2. Changes in Securities and Use of Proceeds

In April 2003, we issued $500.0 million in aggregate principal amount of Zero Coupon Senior Convertible Notes, due May 2008 (the 2003 Notes). The 2003 Notes were issued to UBS Warburg LLC (the Initial Purchaser), in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the Securities Act) and subsequently resold by the Initial Purchaser to “qualified institutional buyers” (as defined in Rule 144A) in reliance on Rule 144A in transactions exempt from the registration requirements of the 1933 Act. We incurred $11.8 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. The net proceeds to us of this offering were approximately $488.2 million, which shall be used for general corporate purposes, including potential acquisitions.

The 2003 Notes are our senior unsecured debt and will rank on a parity with all of our other existing and future senior unsecured debt and prior to all subordinated debt. The 2003 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The holders of the 2003 Notes may convert the 2003 Notes into 19.3461 shares of our common stock, subject to adjustment, per $1,000 principal amount of the 2003 Notes, under the following circumstances if the sale price of our common stock reaches specified thresholds or if specified corporate transactions have occurred. This rate results in an initial conversion price of $51.69 per share. Upon conversion, we will have the right to deliver cash in lieu of shares of our common stock. If we undergo a fundamental change prior to maturity of the 2003 Notes, holders of the 2003 Notes may require us to repurchase the 2003 Notes at 100% of the principal amount of the notes.

We have filed an initial registration statement under the Securities Act to permit registered resales of the 2003 Notes and the common stock issuable upon conversion of the 2003 Notes. The initial registration statement is not yet effective.

Item 4. Submission of Matters to a Vote of Stockholders

(a) The 2003 Annual Meeting of the Stockholders of Mercury Interactive Corporation was held at The Ritz-Carlton New York, Battery Park, Two West Street, New York, New York 10004 at 10:00 a.m. on Thursday, May 15, 2003.

(b) At the annual meeting, the following seven persons were elected to the Company’s Board of Directors, constituting all members of the Board of Directors.

Nominee	For	Withheld
Amnon Landan	74,028,446	2,458,630
Kenneth Klein	75,286,154	1,200,922
Igal Kohavi	74,675,201	1,811,875
Clyde Ostler	75,017,057	1,470,019
Yair Shamir	74,607,231	1,879,845
Giora Yaron	75,223,825	1,263,251
Anthony Zingale	75,319,133	1,167,943

(c) The following additional proposals were considered at the annual meeting with their results according to the respective vote of the stockholders:

PROPOSAL 2—Withdrawn.

PROPOSAL 3—Withdrawn.

PROPOSAL 4—Ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 2003.

For	Against	Abstentions (1)	Broker Non-Votes (1)
74,139,466	1,950,268	399,342	0

PROPOSAL 5—Stockholder proposal on Option Expensing.

For	Against	Abstentions (1)	Broker Non-Votes (1)
34,575,578	31,509,797	986,383	9,415,318

PROPOSAL 6—Stockholder proposal on Indexed Options.

For	Against	Abstentions (1)	Broker Non-Votes (1)
8,721,969	57,797,793	564,496	9,402,818

(1)	Both abstentions and broker non-votes are counted as present for the purpose of determining the presence of a quorom. Broker non-votes, however, are not counted as shares present and entitled to be voted with respect to the matter on which the broker has expressly not voted. Thus, broker non-votes do not affect the outcome of any of the matters being voted on at the annual meeting.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1 Agreement and Plan of Merger among Kintana, Inc., Mercury Interactive Corporation, Kanga Merger Corporation, Kanga Acquisition L.L.C. and Raj Jain, as Stockholders’ Representative, dated as of June 9, 2003

10.2 Form of Directors’ and Officers’ Indemnification Agreement

31.1 Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We furnished the following Current Report on Form 8-K during the quarter ended June 30, 2003:

We furnished a Current Report on Form 8-K dated April 16, 2003, announcing earnings for the quarter ended March 31, 2003 and attached a press release related thereto.

We furnished a Current Report on Form 8-K dated April 24, 2003, announcing the issuance of $500.0 million of Zero Coupon Senior Convertible Notes Due 2008 and attached a press release related thereto.

We furnished a Current Report on Form 8-K dated May 12, 2003, announcing the acquisition of Performant, Inc. and attached a press release related thereto.

We furnished a Current Report on Form 8-K dated June 10, 2003, announcing the definitive agreement to acquire Kintana, Inc. and attached a press release related thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY INTERACTIVE CORPORATION

(Registrant)

Dated: August 14, 2003

By:	/s/ DOUGLAS P. SMITH
Douglas P. Smith,
Executive Vice President and Chief Financial Officer
Principal Financial Officer

By:	/s/ BRYAN J. LEBLANC
Bryan J. LeBlanc,
Vice President, Finance
Principal Acounting Officer