Form 10-Q
period 2003-09-30
MERCURY INTERACTIVE CORPORATION
filed 2003-11-14
CIK 867058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

The number of shares of Registrant’s Common Stock outstanding as of October 31, 2003 was 90,033,643

MERCURY INTERACTIVE CORPORATION

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$621,400	$349,123
Short-term investments	151,645	178,123
Trade accounts receivable, net	114,527	93,095
Deferred tax assets	24,986	9,858
Prepaid expenses and other assets	54,315	36,690

Total current assets	966,873	666,889
Long-term investments	385,940	137,954
Property and equipment, net	72,709	88,516
Investments in non-consolidated companies	15,797	15,952
Debt issuance costs, net	15,822	6,037
Goodwill	349,196	113,327
Intangible assets, net	47,939	2,548
Restricted cash	6,000	6,000
Interest rate swap	15,329	17,378
Long-term deferred tax assets	11,213	—
Other assets	17,448	21,133

Total assets	$1,904,266	$1,075,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,082	$12,292
Accrued liabilities	83,264	71,414
Deferred tax liabilities	5,789	451
Income taxes payable	86,076	70,051
Short-term deferred revenue	173,095	135,338

Total current liabilities	364,306	289,546
Convertible notes	814,887	316,972
Long-term deferred tax liabilities	12,778	—
Long-term deferred revenue	52,932	24,048

Total liabilities	1,244,903	630,566

Stockholders’ equity:
Common stock	179	169
Additional paid-in capital	437,442	254,218
Treasury stock	(16,082)	(16,082)
Notes receivable from issuance of common stock	(7,049)	(11,055)
Unearned stock-based compensation	(1,837)	(1,296)
Accumulated other comprehensive loss	(2,644)	(1,725)
Retained earnings	249,354	220,939

Total stockholders’ equity	659,363	445,168

Total liabilities and stockholders’ equity	$1,904,266	$1,075,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
License fees	$47,208	$44,055	$139,998	$133,639
Subscription fees	26,601	14,062	68,362	37,678

Total product revenues	73,809	58,117	208,360	171,317
Maintenance fees	41,210	31,671	115,540	88,601
Professional service fees	11,037	8,064	30,597	22,434

Total revenues	126,056	97,852	354,497	282,352

Costs and expenses:
Cost of license and subscription	7,669	5,734	20,976	18,630
Cost of maintenance	3,086	2,909	8,594	8,629
Cost of professional services (excluding stock-based compensation)	9,940	7,104	24,020	16,929
Marketing and selling (excluding stock-based compensation)	57,431	48,201	165,922	140,166
Research and development (excluding stock-based compensation)	14,459	10,395	39,168	31,315
General and administrative (excluding stock-based compensation)	9,818	7,390	28,640	22,782
Stock-based compensation*	299	251	683	918
Acquisition related charges	10,688	—	11,968	—
Restructuring, integration and other related charges	1,380	—	2,297	(537)
Amortization of intangible assets	2,367	639	3,524	1,917
Facilities impairment	16,882	—	16,882	—

Total costs and expenses	134,019	82,623	322,674	240,749

Income (loss) from operations	(7,963)	15,229	31,823	41,603
Interest income	9,269	9,130	25,647	26,684
Interest expense	(4,805)	(6,242)	(14,726)	(18,163)
Other income (expense), net	(1,509)	(1,306)	(3,198)	8,648

Income (loss) before provision for income taxes	(5,008)	16,811	39,546	58,772
Provision for income taxes	1,656	3,540	11,131	12,321

Net income (loss)	$(6,664)	$13,271	$28,415	$46,451

Net income (loss) per share (basic)	$(0.08)	$0.16	$0.33	$0.55

Net income (loss) per share (diluted)	$(0.08)	$0.15	$0.31	$0.53

Weighted average common shares (basic)	87,705	84,187	86,125	83,732

Weighted average common shares and equivalents (diluted)	87,705	87,076	91,320	87,670

*Stock-based compensation:
Cost of professional services	$13	$—	$20	$—
Marketing and selling	216	133	427	509
Research and development	68	101	208	358
General and administrative	2	17	28	51

Total stock-based compensation	$299	$251	$683	$918

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$28,415	$46,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,527	11,606
Sales reserve	360	2,017
Unrealized gain on interest rate swap	(36)	(386)
Amortization of intangible assets	3,524	1,917
Stock-based compensation	683	918
Gain on early retirement of debt	—	(11,610)
Unrealized gain on warrants	(237)	—
Loss on investments in non-consolidated companies	1,516	411
Write-off of in-process research and development	11,968	—
Facilities impairment	16,882	—
Deferred income taxes	(10,170)	—
Changes in assets and liabilities:
Trade accounts receivable	(14,685)	1,402
Prepaid expenses and other assets	(11,594)	(4,539)
Accounts payable	(2,690)	207
Accrued liabilities	(696)	(1,204)
Income taxes payable	15,949	10,846
Deferred revenue	61,938	32,906

Net cash provided by operating activities	113,654	90,942

Cash flows from investing activities:
Maturity of investments	1,504,112	305,868
Purchases of investments	(1,725,260)	(244,063)
Increase in restricted cash	—	(6,000)
Purchases of investments in non-consolidated companies	(1,125)	(2,244)
Cash paid in conjunction with the acquisition of Performant, net	(22,018)	—
Cash paid in conjunction with the acquisition of Kintana, net	(131,392)	—
Cash paid in conjunction with a technology purchase from Allerez	(1,270)	—
Acquisition of property and equipment, net	(12,347)	(6,461)

Net cash provided by (used in) investing activities	(389,300)	47,100

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	488,132	—
Proceeds from issuance of common stock under stock option and employee stock purchase plans	55,404	19,651
Collection of notes receivable from issuance of common stock	3,755	873
Retirement of convertible subordinated notes	—	(64,640)

Net cash provided by (used in) financing activities	547,291	(44,116)

Effect of exchange rate changes on cash	632	1,101

Net increase in cash and cash equivalents	272,277	95,027
Cash and cash equivalents at beginning of period	349,123	248,297

Cash and cash equivalents at end of period	$621,400	$343,324

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

These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim condensed consolidated financial statements and accounting policies, consistent in all material respects, with those applied in preparing our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2002. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in our opinion are necessary to fairly state our consolidated financial position, the results of operations, and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 2002, included in our 2002 Form 10-K. The condensed consolidated statements of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2003.

Derivative financial instruments

We enter into derivative financial instrument contracts to hedge certain foreign exchange and interest rate exposures and have adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2003, we adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the condensed consolidated statement of cash flows. The provisions of this standard are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of SFAS No. 149 did not have a material effect on our financial position and results of operations. See Note 11 for a full description of our derivative financial instruments and related accounting policies.

Guarantees

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002 about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material effect on our condensed consolidated financial statements. The following is a summary of the agreements that we have determined are within the scope of FIN No. 45:

As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, subsidiaries and/or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby our customers are indemnified for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. Obligations relating to acquisitions made before December 31, 2002 were grandfathered under the provisions of FIN No. 45. We are not aware of any potential obligations arising as a result of acquisitions made subsequent to December 31, 2002 and we are therefore unable to determine the maximum potential payments we could be required to make for such obligations at this time. Accordingly, we have no liabilities recorded for these types of agreements as of September 30, 2003.

We have arrangements with certain vendors whereby we guarantee employee expenses. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. We would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is insignificant. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value on these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

Financial instruments with characteristics of both liabilities and equity

In the second quarter of 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in the statements of financial position. The adoption of this statement did not require us to make any reclassifications in our condensed consolidated financial statements.

Revenue recognition

In the second quarter of 2003, we adopted Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. The adoption of this EITF did not have a material impact on our condensed consolidated financial statements and we continue to account for our revenues in accordance with Statement of Position 97-2, Software Revenue Recognition.

Stock-based compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We do not issue stock options to non-employees, except we do issue stock options to our non-employee members of our Board of Directors. During the third quarter of 2003, we recorded a one-time stock-based compensation charge of $0.1 million as we modified original terms of certain options.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, as amended by SFAS No. 148. This information is required to be determined as if we had accounted for our employee stock option and employee stock purchase plans under the fair value method of SFAS No. 123.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(6,664)	$13,271	$28,415	$46,451

Add:
Stock-based employee compensation expense included in reported net income (loss)	224	251	608	918

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35,833)	(30,896)	(101,415)	(92,150)

Pro forma net loss	$(42,273)	$(17,374)	$(72,392)	$(44,781)

Net income (loss) per share (basic), as reported	$(0.08)	$0.16	$0.33	$0.55

Net loss per share (basic), pro forma	$(0.48)	$(0.21)	$(0.84)	$(0.53)

Net income (loss) per share (diluted), as reported	$(0.08)	$0.15	$0.31	$0.53

Net loss per share (diluted), pro forma	$(0.48)	$(0.21)	$(0.84)	$(0.53)

We calculate stock-based compensation expense under the fair value based method for shares issued pursuant to the 1998 ESPP based upon actual shares issued, except for the period since the most recent purchase in August 2003. We estimate the number of shares issuable under the 1998 ESPP based upon actual contributions made by employees for the period from August 16 through September 30, 2003 and the lower of the fair market value of our common stock on August 16 and September 30, 2003.

We amortize unearned stock-based compensation expense using the straight-line method over the remaining vesting periods of the related options, which is generally four years for non-qualified and incentive stock options. Stock-based employee compensation expense determined under the fair value based method for non-qualified options issued pursuant to the stock option plans are tax affected. Stock-based employee compensation expense determined under the fair value based method for incentive stock options issued pursuant to the stock option plans and shares issued pursuant to the 1998 ESPP are not tax affected.

The fair value of stock options and shares issued pursuant to the stock option plans and the 1998 ESPP at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2003 and 2002:

	Stock option plans		ESPP		Stock option plans		ESPP
	Three months ended September 30,				Nine months ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002
Expected life (years)	4.00	4.00	0.50	0.50	4.00	4.00	0.50	0.50
Risk-free interest rate	3.31%	3.55%	1.05%	3.05%	3.04%	4.29%	1.74%	3.43%
Volatility	88%	90%	88%	90%	89%	90%	89%	90%
Dividend yield	None	None	None	None	None	None	None	None

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options. Based upon the above assumptions, the weighted average fair valuation per share of options granted under the stock option plans during the three and nine months ended September 30, 2003 was $24.61 and $22.21, respectively. The weighted average fair valuation per share of options granted under the stock option plans during the three and nine months ended September 30, 2002 was $14.73 and $19.50, respectively. The weighted average fair valuation per share of stock granted under the 1998 ESPP during the three and nine months ended September 30, 2003 was $14.31 and $12.42, respectively. The weighted average fair valuation per share of stock granted under the 1998 ESPP during the three and nine months ended September 30, 2002 was $11.47 and $12.01, respectively.

Acquisition related charges

We expense as incurred all costs associated with in-process research and development (IPR&D), provided that technological feasibility of IPR&D has not been established and no future alternative uses of the technology exist.

Restructuring, integration and other related charges

We expense as incurred all restructuring, integration and other related charges including direct integration costs, unfavorable lease charges, severance charges, and on-going bonus plans for the retention of key employees from acquisitions. We did not record any restructuring charges during the three and nine months ended September 30, 2003. During the nine months ended September 30, 2002, we recorded a benefit of $0.5 million in the first quarter of 2002. The benefit resulted from a reversal of cash charges associated with the cancellation of a marketing event for which we were able to use the deposit toward another event.

Impairment of Long-lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	A significant decrease in the market price of a long-lived asset (asset group);

•	A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group);

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and

•	A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

During the three and nine months ended September 30, 2003, we recorded an impairment charge of $16.9 million associated with our two vacant headquarters buildings. See Note 3 “Consolidation of Facilities”.

Advertising expense

We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. For the three and nine months ended September 30, 2003, advertising expenses totaled $1.3 million and $6.4 million, respectively. For the three and nine months ended September 30, 2002, advertising expenses totaled $1.6 million and $3.2 million, respectively.

Reclassifications

Certain reclassifications have been made to the condensed balance sheet as of December 31, 2002, in order to conform to the September 30, 2003 presentation, specifically the break out of current and long-term deferred tax assets and deferred tax liabilities. Certain reclassifications have been made to the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 in order to conform to the September 30, 2003 presentation, specifically the break out of maintenance and professional service fee revenues, costs and expenses, interest income and interest expense. The condensed consolidated statement of cash flows for the nine months ended September 30, 2002 has also been modified to conform to the current year presentation, specifically the reclassification between sales reserve and trade accounts receivable, proceeds from issuance of common stock and collection of notes receivable from issuance of common stock, as well as the change in presentation of restricted cash from financing activities to investing activities.

Certain changes have been made to diluted net income per share and diluted weighted average common shares in prior periods to conform to current period presentation.

Recent accounting pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which relates to the identification of, and financial reporting for, variable-interest entities (VIEs). FIN No. 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN No. 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In October 2003, FASB Staff Position deferred the effective date for existing VIE arrangements created before February 1, 2003 to the first interim or annual reporting period that ends after December 15, 2003. We are currently evaluating the impact of the adoption on our financial position and results of operations.

NOTE 2—SALES RESERVE

Our license agreements and reseller agreements do not offer our customers or vendors the unilateral right to terminate or cancel the contract and receive a cash refund. In addition, the terms of our license agreements do not offer customers price protection.

We do provide for sales returns based upon estimates of potential future credits, warranty cost of product and services, and write-offs of bad debts related to current period product revenues. We analyze historical credits, historical bad debts, current economic trends, average deal size, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales reserve. Revenues for the period are reduced to reflect the sales reserve provision.

The following table summarizes changes in our sales reserve during the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Sales reserve:
Beginning balance	$5,312	$5,728	$7,431	$6,334
Increase in sales reserve (reduction in revenues)	1,596	1,723	360	2,017
Write-off of accounts receivable against reserve	(919)	(747)	(1,876)	(1,742)
Currency translation adjustments	(1)	(8)	73	87

Ending balance	$5,988	$6,696	$5,988	$6,696

NOTE 3—CONSOLIDATION OF FACILITIES

In July 2003, the Board of Directors approved a plan to lease a new headquarters facility and to sell the existing facilities in our Sunnyvale headquarters. During September 2003, we signed a letter of intent to lease four buildings and material terms of the lease were finalized in the same month. The lease agreement was signed in October 2003. As a result of our decisions to move to a new headquarters facility and to sell the buildings we vacated and plan to vacate, we performed an impairment analysis of the four buildings that comprise our Sunnyvale headquarters. In September 2003, we wrote down the net book value of our two existing vacant buildings to $2.7 million, which approximates their appraised market value after taking into account the cost to maintain these facilities and sales commissions related to the sale of the buildings. Accordingly, we reclassified these two buildings as assets held for sale. Assets held for sale are included in “Prepaid expenses and other assets” in our condensed consolidated balance sheet as of September 30, 2003. In addition, we recorded the related facilities impairment charge of $16.9 million for the two buildings in the condensed consolidated statements of operations for the three and nine months ended September 30, 2003. We are currently utilizing the remaining two buildings, and as such, have not recorded any impairment charges related to these buildings.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

In May and August 2003, in conjunction with our acquisitions of Performant and Kintana, respectively, we acquired goodwill and intangible assets. See Note 6 for a full description of our acquisition activities. In addition, we purchased existing technology from Allerez in July 2003.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

Balance at December 31, 2002	$113,327
Acquisition of Performant as reported in the second quarter	17,051
Additional goodwill amount for acquisition of Performant	93
Acquisition of Kintana in the third quarter	218,725

Balance at September 30, 2003	$349,196

In the third quarter of 2003, we increased our goodwill from the Performant acquisition by $93,000, primarily due to additional transaction costs.

In July 2003, we purchased existing technology from Allerez for $1.3 million. This technology enables our customers to leverage their investment in their existing information technology infrastructure. The valuation of the intangible assets acquired was based upon our estimates supported by a valuation report prepared by an independent third-party valuation consultant. The intangible assets are amortized on a straight-line basis over their useful lives which best represent the distribution of the economic value of the intangible assets.

Changes in the carrying amount of intangible assets are as follows (in thousands):

	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Net
Intangible assets:
Existing technology	$20,166	$3,861	$16,305	$1,807
Patents and core technology	13,330	1,615	11,715	741
Maintenance and support contracts	6,106	127	5,979	—
Employment agreements	720	200	520	—
Customer contracts and other	14,093	673	13,420	—

Total intangible assets	$54,415	$6,476	$47,939	$2,548

The weighted average amortization period of existing technology is 38 months, patents and core technology is 56 months, employment agreements is 18 months, maintenance and support contracts are 72 months, and customer contracts and other intangible assets are 36 months. The total weighted average amortization period of all intangible assets is 45 months. The aggregate amortization expense of intangible assets was $2.4 million and $3.5 million for the three and nine months ended September 30, 2003 and $0.6 million and $1.9 million for the three and nine months ended September 30, 2002. The estimated total amortization expense of intangible assets is $3.9 million for the remainder of fiscal 2003, $14.4 million for 2004, $13.2 million for 2005, $9.8 million for 2006, $3.6 million for 2007, and $3.0 million thereafter.

NOTE 5—LONG-TERM DEBT

In July 2000, we issued $500.0 million in Convertible Subordinated Notes (2000 Notes). The 2000 Notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by us in any such redemption. From December 2001 through September 30, 2002, we retired $200.0 million face value of the 2000 Notes.

In connection with the issuance of our 2000 Notes, we incurred $14.6 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. Through the first nine months of 2002, in conjunction with the retirement of a portion of our 2000 Notes, we wrote-off $3.8 million of debt issuance costs. No costs were written off during the last three months of 2002 or the first nine months of 2003. The remaining costs are being amortized using a straight-line method over the remaining term of the 2000 Notes. Amortization expense related to the issuance costs was $0.3 million and $1.1 million for the three and nine months ended September 30, 2003, respectively. Amortization expense related to the issuance costs was $0.4 million and $1.2 million for the three and nine months ended September 30, 2002, respectively. At September 30, 2003 and December 31, 2002, net debt issuance costs associated with our 2000 Notes were $4.9 million and $6.0 million, respectively.

In April 2003, we issued $500.0 million of Zero Coupon Convertible Notes (2003 Notes) Due 2008 in a private offering. The 2003 Notes do not bear interest, have a zero yield to maturity and may be convertible into our common stock. Holders of the 2003 Notes may convert their 2003 Notes only if the sale price of our common stock reaches specified thresholds or if specified corporate transactions have occurred. Upon conversion, we have the right to deliver cash instead of shares of our common stock. We may not redeem the 2003 Notes prior to their maturity.

In connection with the issuance of our 2003 Notes, we incurred $11.9 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. These costs are being amortized using a straight-line method over the term of the 2003 Notes. Amortization expense related to the issuance costs was $0.6 million and $1.0 million for the three and nine months ended September 30, 2003, respectively. At September 30, 2003, net debt issuance costs were $10.9 million.

NOTE 6—ACQUISITIONS

Kintana

On August 15, 2003, we acquired Kintana, a leading provider of Information Technology (IT) governance software and services. Kintana’s IT governance expands our product line to include products which enable our customers to govern and manage the priorities, processes, and people required to run IT as a business.

The total purchase price of the Kintana merger was as follows (in thousands):

Cash	$130,900
Fair value of Mercury common stock issued	88,532
Fair value of Mercury options issued	39,641
Direct merger costs incurred by Mercury	3,658
Direct merger costs incurred by Kintana to be paid by Mercury	4,647

Total purchase price	$267,378

The fair value of our common stock issued was determined using the average closing price of our common stock for the 15 trading days up to and including August 13, 2003. The fair value of our options issued was determined using the Black-Scholes option-pricing model. We issued 2,236,926 shares of common stock based upon the number of shares of Kintana stock outstanding as of August 15, 2003, and the exchange ratio in accordance with the merger agreement. We also issued options to purchase 1,493,066 shares of our common stock in exchange for all Kintana options outstanding as of August 15, 2003.

We engaged a third party to prepare a valuation of the assets acquired, which we utilized to prepare the allocation of the purchase price. Based on the results of the valuation, the purchase price is allocated as follows (in thousands):

Cash	$1,283
Tangible assets	7,052
Deferred tax asset	12,784
Liabilities assumed	(11,036)
Deferred tax liability	(17,710)
In-process research and development	10,688
Non-compete agreements	13,863
Current products and technology	13,376
Core technology	10,930
Maintenance and support contracts	6,106
Goodwill	218,725
Unearned stock-based compensation	1,317

Total purchase price	$267,378

We recorded a deferred tax asset of $12.8 million primarily relating to net operating loss and tax credit carryforwards acquired as part of the acquisition. In addition, a deferred tax liability of $17.7 million was recorded for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the acquisition.

The weighted average amortization period of non-compete agreements and current products & technology are 36 months, core technology is 60 months, and maintenance and support contracts are 72 months. The total weighted average amortization period of all intangible assets is 47 months. All intangible assets are amortized on a straight-line basis over their useful lives which best represents the distribution of the economic value of the intangible assets. Amortization expense for the three and nine months ended September 30, 2003 was $1.5 million. The estimated total amortization expense associated with acquired Kintana intangible assets is $3.1 million for the remainder of 2003, $12.3 million for 2004 and 2005, $8.9 million for 2006, $3.2 million for 2007, and $3.0 million thereafter.

Goodwill of $218.7 million represents the excess of the purchase price over the fair market value of the net tangible and amortizable intangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually.

In conjunction with the acquisition of Kintana, we recorded a $10.7 million charge for acquired IPR&D during the third quarter of 2003 because technological feasibility of the IPR&D had not been established and no future alternative uses existed. The IPR&D charge is included as “Acquisition related charges” in our condensed consolidated statements of operations for the three and nine months ended September 30, 2003. The acquired IPR&D is related to the next generation of Kintana’s IT governance software products including changes to existing applications and the addition of new applications. The value of IPR&D was determined through the discounted cash flow approach. The expected future cash flow attributable to the in-process technology is discounted at 23%. This rate takes into account that the product leverages core and current technology found in the versions of the software, the increasing complexity and criticality of distributed software applications, the demand for faster turnaround of new distributed applications and enhancements, the expected growth in the industry, the continuing introduction of new functionality into the products, and the percentage of completion of approximately 35%. The IPR&D projects are expected to be completed within seven to eight months, with an additional estimated costs to complete of $3.0 million.

In conjunction with the acquisition of Kintana, we recorded unearned stock-based compensation totaling $1.3 million, which represents the intrinsic value of 1,493,066 options to purchase our common stock that we issued in exchange for Kintana unvested stock options. This amount is included in the total fair value of our options issued of $39.6 million. During the three and nine months ended September 30, 2003, amortization of unearned stock-based compensation associated with these options was insignificant. The estimated amortization of unearned stock-based compensation is $0.1 million for the remainder of fiscal 2003, $0.5 million for 2004, $0.4 million for 2005, and $0.3 million for 2006 and thereafter.

During the three months ended September 30, 2003, we recorded $0.4 million integration costs related to the Kintana acquisition.

The transaction was accounted for as a purchase and, accordingly the operating results of Kintana have been included in our accompanying condensed consolidated statements of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of Mercury and Kintana as if the acquisition had occurred as of the beginning of 2003 and 2002, after applying certain adjustments, including amortization of intangible assets, amortization of unearned stock-based compensation, rent expense adjustment associated with unfavorable operating leases assumed by us, and interest income, net of related tax effects. IPR&D of $10.7 million has been excluded from the following presentation (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net revenues	$131,023	$109,155	$382,938	$314,298
Net income (loss)	$(6,207)	$11,032	$23,761	$37,095
Net income (loss) per share (basic)	$(0.07)	$0.13	$0.28	$0.43
Net income (loss) per share (diluted)	$(0.07)	$0.12	$0.26	$0.41

Performant

On May 5, 2003, we acquired all of the outstanding stock and assumed the unvested stock options of Performant, a provider of Java 2 Enterprise Edition (J2EE) diagnostics software. Performant’s technology pinpoints performance problems at the application code level. The Performant acquisition allows our customers to diagnose J2EE performance issues across the application delivery and management cycle from pre-production testing to production operations.

The total purchase price was $22.5 million and consisted of cash consideration of $21.9 million, net of cash acquired of $0.3 million, and transaction costs of $0.6 million. Included in the purchase price was a $93,000 adjustment in additional transaction costs, which was added to goodwill in the third quarter of 2003. We engaged a third party to prepare a valuation of the assets acquired, which we utilized to prepare the allocation of the purchase price. The updated allocation of the purchase price is as follows (in thousands):

Tangible assets (net of cash acquired)	$270
Deferred tax asset	2,800
Liabilities assumed	(1,190)
Deferred tax liability	(1,180)
Existing technology	1,620
In-process research and development	1,280
Patents and core technology	800
Employment agreements	720
Customer contracts and related relationships	150
Order backlog	80
Goodwill	17,144

Total purchase price	$22,494

We recorded a deferred tax asset of $2.8 million relating to net operating loss and tax credit carryforwards acquired as part of the acquisition. In addition, a deferred tax liability of $1.2 million was recorded for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the acquisition.

The weighted average amortization period of existing technology, patents and core technology, and customer contracts and related relationships are 48 months, employment agreements is 18 months, and order backlog is 3 months. The total weighted average amortization period of all intangible assets is 41 months. All intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense for the three months ended September 30, 2003 was $0.3 million and for the nine months ended September 30, 2003 was $0.5 million. The estimated total amortization expense associated with acquired Performant intangible assets is $0.3 million for the remainder of 2003, $1.0 million for 2004, $0.6 million for 2005 and 2006, and $0.2 million for 2007.

In conjunction with the acquisition of Performant, we recorded a $1.3 million charge for acquired IPR&D during the second quarter of 2003 because technological feasibility of the IPR&D had not been established and no future alternative uses of the technology existed. The IPR&D charge is included as “Acquisition related charges” in our condensed consolidated statements of operations for the nine months ended September 30, 2003. The acquired IPR&D is related to the development of the Microsoft version of the diagnostics software or .Net version. The value of IPR&D was determined through the discounted cash flow approach. The expected future cash flow attributable to the in-process technology was discounted at 29%, taking into account the percentage of completion of approximately 46%, the rate technology changes in the industry, product life cycles, the future markets, and various projects’ stage of development. The IPR&D projects are currently expected to be completed between the next six to twelve months and the estimated costs to complete the project are insignificant during that time.

In conjunction with the acquisition of Performant, we recorded unearned stock-based compensation totaling $0.3 million associated with approximately 9,300 unvested stock options that we assumed. The options assumed were valued using the Black- Scholes option-pricing model. During the three and nine months ended September 30, 2003, amortization of unearned stock-based compensation associated with these options was insignificant. We expect to amortize insignificant amounts through 2007, which is over the remaining vesting periods of the related options.

The transaction was accounted for as a purchase and, accordingly the operating results of Performant have been included in our accompanying condensed consolidated statements of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of Mercury and Performant as if the acquisition had occurred as of the beginning of 2003 and 2002, after applying certain adjustments, including amortization of intangible assets and amortization of unearned stock-based compensation and interest income, net of related tax effects. IPR&D of $1.3 million has been excluded from the following presentation (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net revenues	$126,056	$98,126	$354,628	$282,806
Net income (loss)	$(6,664)	$11,898	$27,054	$41,871
Net income (loss) per share (basic)	$(0.08)	$0.14	$0.32	$0.50
Net income (loss) per share (diluted)	$(0.08)	$0.14	$0.30	$0.48

In conjunction with the acquisition of Performant, we committed to a license agreement for certain technology. The agreement was entered into in August 2000 and remains in effect until April 2018. The total estimated commitment is approximately $0.2 million, although the maximum commitment could reach approximately $0.8 million.

In conjunction with the acquisition of Performant, we entered into a milestone bonus plan related to certain research and development activities. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates through November 2004. The commitment will be earned equally over time as milestones are achieved and expensed as incurred. The maximum payments under the plan are $5.5 million. We recorded $1.0 million and $1.9 million as “Restructuring, integration and other related charges” in our condensed consolidated statements of operations for the three and nine months ended September 30, 2003, respectively, associated with the milestone bonus plan.

NOTE 7—NET INCOME (LOSS) PER SHARE

Earnings per share is calculated in accordance with the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, using the treasury stock method. For the three months ended September 30, 2003, all options were considered anti-dilutive as a result of our net loss. For the three and nine months ended September 30, 2002, and the nine months ended September 30, 2003, dilutive potential common shares outstanding reflects shares issuable under our stock option plans.

The following table summarizes our earnings (loss) per share computations for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$(6,664)	$13,271	$28,415	$46,451

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	87,705	84,187	86,125	83,732
Incremental common shares attributable to shares issuable under stock option plans	—	2,889	5,195	3,938

Denominator for diluted net income (loss) per share—weighted average shares	87,705	87,076	91,320	87,670

Net income (loss) per share (basic)	$(0.08)	$0.16	$0.33	$0.55

Net income (loss) per share (diluted)	$(0.08)	$0.15	$0.31	$0.53

For the three months ended September 30, 2003, all outstanding options to purchase approximately 26,687,778 shares of common stock with a weighted average price of $35.52 were considered anti-dilutive as a result of our net loss. For the nine months ended September 30, 2003, options to purchase approximately 10,176,650 shares of common stock with a weighted average price of $52.76 were considered anti-dilutive because the options’ exercise price was greater than the average fair market value of our common stock for the period then ended. For the three and nine months ended September 30, 2002, options to purchase approximately 16,403,000 and 11,314,000 shares of common stock with a weighted average price of $44.00 and $50.99, respectively, were considered anti-dilutive. For both the three and nine months ended September 30, 2003 and 2002, common stock reserved for issuance upon conversion of our 2000 Notes for approximately 2,696,700 shares were not included in diluted earnings per share because the conversion would be anti-dilutive. When the 2003 Notes are required to be included in our EPS calculations, 9,673,050 shares would be included in both the basic and diluted weighted average common shares and equivalents for the net income per share calculation.

NOTE 8—INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2003 and 2002 differs from statutory tax rates principally because of our participation in taxation programs in Israel. This tax structure is dependent upon continued reinvestment in our Israeli operations. Other factors that cause the effective tax rate and statutory tax rates to differ include the non-deductibility of charges for amortization of intangible assets, stock-based compensation, and in-process research and development.

NOTE 9—COMPREHENSIVE INCOME (LOSS)

We report components of comprehensive income in our annual consolidated statements of shareholders’ equity. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Total comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(6,664)	$13,271	$28,415	$46,451
Foreign currency translation adjustments	84	615	(919)	713

Comprehensive income (loss)	$(6,580)	$13,886	$27,496	$47,164

NOTE 10—SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2003 and 2002 are as follows (in thousands):

	Nine months ended September 30,
	2003	2002
Supplemental disclosure:
Cash paid during the period for income taxes, net of refunds of $876 and $65, respectively	$5,092	$1,417

Cash paid during the period for interest expense	$26,004	$20,862

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

We comply with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard requires us to recognize all derivatives on the condensed consolidated balance sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through the condensed consolidated statements of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as on the type of hedging relationship.

We have entered into forward contracts to hedge foreign currency denominated receivables due from certain Americas, EMEA, APAC, and Japan subsidiaries and foreign branches against fluctuations in exchange rates. We have not entered into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains or losses on forward contracts are recognized in other income in the same period as gains or losses on the underlying transactions. We had outstanding forward contracts with notional amounts totaling $22.8 million and $17.5 million at September 30, 2003 and December 31, 2002, respectively. The forward contracts in effect at September 30, 2003 mature at various dates through February 2004 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Canadian Dollar, Euro, Japanese Yen, Norwegian Kroner, Singapore Dollar, South African Rand, Swedish Krona, and Swiss Franc.

We utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Canadian Dollar, British Pound, Euro, Israeli Shekel, and Swedish Kroner. Increases or decreases in the value of these non-functional currency assets are offset by gains or losses on the forward exchange contracts to mitigate the risk associated with foreign exchange market fluctuations.

In January 2002 and February 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. In November 2002, we terminated our January and February interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) and replaced them with a single interest rate swap in order to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR rate) relating to $300.0 million of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the 2000 Notes to a variable interest rate based on the 6-month LIBOR rate plus 46.0 basis points. Beginning in January 2003, the variable interest rate on the swap was modified so that it is now based on the 3-month LIBOR rate plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the 2000 Notes attributable to changes in the LIBOR rate throughout the life of the 2000 Notes. The interest rate swap creates a market exposure to changes in the LIBOR rate. Under the terms of the swap, we are required to provide initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We accounted for the initial collateral and any additional collateral as restricted cash on our condensed consolidated balance sheets. If the price of our common stock exceeds the original conversion or redemption price of the 2000 Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the 2000 Notes. If we call the 2000 Notes at a premium (in whole or in part), or if any of the holders of the 2000 Notes elected to convert the 2000 Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted 2000 Notes.

Our interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in the fair value of the underlying 2000 Notes attributable to changes in the LIBOR rate on our condensed consolidated balance sheets, and we record the ineffectiveness arising from the difference between the two fair values in our condensed consolidated statements of operations as other income (expense). At September 30, 2003 and December 31, 2002, the fair value of the swap was approximately $15.3 million and $17.4 million, respectively, and the change in the fair value of our 2000 Notes attributable to changes in the LIBOR rate during the period resulted in an increase to the carrying value of our 2000 Notes of $14.9 million and $17.0 million, respectively. The difference was recorded in other income as the unrealized gain on interest rate swap for the three and nine months ended September 30, 2003 and 2002. At September 30, 2003 and December 31, 2002, our total restricted cash associated with the swap was $6.0 million.

We are exposed to credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major US investment bank and because its obligations under the swap are guaranteed by the Goldman Sachs Group L.P.

For the three and nine months ended September 30, 2003, we have recorded interest expense of $1.2 million and $4.0 million, respectively, and interest income of $3.6 million and $10.7 million, respectively, as a result of our interest rate swap and our prior interest rate swaps for the 2002 period. For the three and nine months ended September 30, 2002, we recorded interest expense of $2.2 million and $5.7 million, respectively, and interest income of $3.9 million and $10.7 million, respectively, as a result of our interest rate swap and our prior interest rate swaps for the 2002 period. Our net interest expense, including the interest paid on our 2000 Notes, was $1.2 million and $4.0 million for the three and nine months ended September 30, 2003, respectively, and $2.3 million and $7.5 million for the three and nine months ended September 30, 2002, respectively.

NOTE 12—ROYALTY AND WARRANT AGREEMENTS

On June 30, 2003, we entered into a non-exclusive agreement to license technology from Motive Communications. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out or other transfer of all or substantially all of the business, stock or assets to which the agreement relates. The licensed technology will be combined with other existing Mercury products, which should be generally available within six months from the effective date of this agreement. The agreement is in effect until December 31, 2005 with an election to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. We have committed to royalty payments totaling $15.0 million, which will be paid through June 15, 2004. As of September 30, 2003, we have paid a total of $8.0 million, the remaining balance will be paid through June 15, 2004, $3.0 million in the fourth quarter of 2003 and $4.0 million in 2004.

On August 15, 2003, we received a warrant to purchase 500,000 shares of common stock of Motive Communications at $2.50 per share. The warrant expires on August 15, 2008. The warrant contains a net settlement provision and, as such, it is treated as a derivative instrument in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments Hedging Activities. The fair value of the warrant is recorded in our condensed consolidated balance sheets as “Investments in non-consolidated companies” and the change in the fair value of the warrant is recorded as “Other income or expense” in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2003, we recorded $0.2 million for the initial value of the warrant. We calculated the fair value of the warrant by using Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.35%, contractual life of 5 years, volatility of 61.47% and zero dividend rate. We had not exercised the warrant as of September 30, 2003.

NOTE 13–CONTINGENCIES

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

NOTE 14-SEGMENT AND GEOGRAPHIC REPORTING

We have four reportable operating segments: the Americas, EMEA, APAC, and Japan. The Americas includes Brazil, Canada and the United States. EMEA includes Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, Korea, and Singapore. These segments are organized, managed, and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated application delivery (formerly known as testing and deployment), application management (formerly known as application performance management or APM) and IT governance solutions. Our chief decision makers evaluate operating segment performance based primarily on net revenues and certain operating expenses.

Financial information for our operating segments is as follows for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net revenues to third parties:
Americas	$82,158	$61,718	$225,461	$184,818
EMEA (including UK of $13,305, $11,050, $40,624 and $29,247, respectively)	34,636	28,711	103,902	79,511
APAC	6,453	4,056	16,550	10,033
Japan	2,809	3,367	8,584	7,990

Total	$126,056	$97,852	$354,497	$282,352

	September 30, 2003	December 31, 2002
Property and equipment, net:
Americas	$40,492	$54,553
EMEA (including Israel of $28,299 and $29,280, respectively)	30,844	32,367
APAC	971	1,170
Japan	402	426

Total	$72,709	$88,516

International sales represented 35% and 36% of our total revenues for the three and nine months ended September 30, 2003 and 37% and 35% of our total revenues for the three and nine months ended September 30, 2002. The subsidiary located in the United Kingdom accounted for 11% of the consolidated net revenues to unaffiliated customers for both the three and nine months ended September 30, 2003 and 11% and 10% for the three and nine months ended September 30, 2002. Operations located in Israel accounted for 20% and 27% of the consolidated identifiable assets at September 30, 2003 and December 31, 2002, respectively.

Although we operate in one industry segment, our chief decision makers evaluate net revenues based on the components of application delivery, application management, and IT governance. With the acquisition of Kintana in August 2003, we commenced to recognize revenue from sales of IT governance products. Accordingly, the following tables present revenues for application delivery, application management, and IT governance for the three and nine months ended September 30, 2003 and revenues for application delivery and application management for the three and nine months ended September 30, 2002 (in thousands):

	Three months ended September 30,
	2003				2002
	Application Delivery	Application Management	IT Governance	Total	Application Delivery	Application Management	Total
Revenues:
License fees	$42,092	$2,324	$2,792	$47,208	$41,746	$2,309	$44,055
Subscription fees	11,953	14,648	—	26,601	6,128	7,934	14,062

Total product revenues	54,045	16,972	2,792	73,809	47,874	10,243	58,117
Maintenance fees	39,031	1,841	338	41,210	30,198	1,473	31,671
Service fees	8,395	994	1,648	11,037	7,882	182	8,064

Total revenues	$101,471	$19,807	$4,778	$126,056	$85,954	$11,898	$97,852

	Nine months ended September 30,
	2003				2002
	Application Delivery	Application Management	IT Governance	Total	Application Delivery	Application Management	Total
Revenues:
License fees	$130,074	$7,132	$2,792	$139,998	$126,792	$6,847	$133,639
Subscription fees	29,569	38,793	—	68,362	14,352	23,326	37,678

Total product revenues	159,643	45,925	2,792	208,360	141,144	30,173	171,317
Maintenance fees	109,658	5,544	338	115,540	84,883	3,718	88,601
Service fees	26,627	2,322	1,648	30,597	21,662	772	22,434

Total revenues	$295,928	$53,791	$4,778	$354,497	$247,689	$34,663	$282,352

NOTE 15—SUBSEQUENT EVENT

On October 21, 2003, we entered into a lease agreement for our new headquarters facility. The lease begins on January 1, 2004 and expires on February 20, 2014.

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

Overview

We were incorporated in 1989 and began shipping application delivery products in 1991. Since 1991, we have introduced a variety of software and services for Business Technology Optimization (BTO) including application delivery (formerly known as testing and deployment) and application management (formerly known as application performance management or APM). With our acquisition of Kintana in August 2003, we commenced sales of IT governance products. Today’s enterprise is critically dependent on IT-delivered systems and applications that automate business processes to meet business requirements. These needs place IT in the relatively new role as a business-critical function and put IT management under enormous pressure to operate like a business. Business Technology Optimization is an emerging business strategy which enables companies to optimize and align business and technology performance to meet key business objectives. We are the leading provider of BTO software products and services, providing an integrated approach to IT governance, application delivery and management software enabling customers to align IT and business strategy, optimize the quality and performance of their software applications, and reduce spending throughout their IT infrastructure.

Results of Operations

The following table sets forth, as a percentage of total revenues, certain condensed consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
License fees	38%	45%	40%	48%
Subscription fees	21	14	19	13

Total product revenues	59	59	59	61
Maintenance fees	32	33	32	31
Professional service fees	9	8	9	8

Total revenues	100	100	100	100

Costs and expenses:
Cost of license and subscription	6	6	6	7
Cost of maintenance	2	3	2	3
Cost of professional services	8	7	7	6
Marketing and selling	46	49	47	50
Research and development	11	11	11	11
General and administrative	8	7	8	7
Stock-based compensation	—	—	—	—
Acquisition related charges	9	—	3	—
Restructuring, integration and other related charges	1	—	1	—
Amortization of intangible assets	2	1	1	1
Facilities impairment	13	—	5	—

Total costs and expenses	106	84	91	85

Income (loss) from operations	(6)	16	9	15
Interest income	7	9	7	9
Interest expense	(4)	(7)	(4)	(6)
Other income (expense), net	(1)	(1)	(1)	3

Income (loss) before provision for income taxes	(4)	17	11	21
Provision for income taxes	1	3	3	5

Net income (loss)	(5)%	14%	8%	16%

Certain reclassifications have been made for the three and nine month periods ended September 30, 2002 in order to conform to the September 30, 2003 presentation, specifically the break out of maintenance and professional service fee revenues, costs and expenses, interest income and interest expense.

Business Model

Revenue consists of fees for the license and subscription of our software products, maintenance fees, and professional service fees. License revenue is comprised of license fees charged for the use of our products licensed under perpetual or multiple year arrangements (term licenses) in which the fair value of the license fee is separately determinable from maintenance and/or professional services. Subscription revenue, including managed service revenue, represents license fees to use one or more software products, and to receive maintenance support (such as hotline support and updates) for a limited period of time. Since subscriptions include bundled products and services, both product and service revenue is generally recognized ratably over the term. Maintenance revenue is comprised of fees charged for post contract customer support, which are determinable based upon vendor specific evidence of fair value. Professional service revenue is comprised of fees charged for product training and consulting services, which are determinable based upon vendor specific evidence of fair value.

Due to the different treatment of subscription and perpetual licenses under applicable accounting rules, each type of license has a different impact on our condensed consolidated financial statements. When a customer buys a subscription license, the majority of the revenue will be recorded as deferred revenue on our condensed consolidated balance sheet. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized as revenue. Deferred revenue is reduced as revenue is recognized. Under perpetual licenses (and some multi-year arrangements for which separate vendor specific objective evidence exists for undelivered elements), a high proportion of all license revenue is recognized in the quarter that the product is delivered, with a lesser proportion recorded as deferred revenue. Therefore, an order for a subscription license will result in significantly lower current-period revenue than an equal-sized order under perpetual licenses. Conversely, an order for a subscription license will result in higher revenues recognized in future periods than an equal-sized order for a perpetual license.

Our license revenue in any given quarter is dependent upon the volume of perpetual orders shipped during the quarter and the amount of subscription revenue amortized from deferred revenue and, to a small degree, recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and subscription licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). Our ability to achieve our revenue targets is also impacted by the mix of domestic and international sales, together with fluctuations in foreign exchange rates. If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets. In 2002, we effected a change in the mix of software license types to a higher percentage of subscription licenses in our application management and application delivery products. We believe that this shift will continue in the future as we offer more products on a ratable basis and more customers license our products on a ratable basis. This shift may cause us to experience a decrease in recognized revenue, as well as continued growth of deferred revenue.

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

The cost associated with subscription licenses, which include the cost of products and services, are expensed as incurred over the subscription term. In addition, we defer the portion of our commission expense related to subscription licenses and amortize the expense over the subscription term. See our Critical Accounting Policies for a full description of our estimation process for accrued liabilities.

Revenues

License fees

License fee revenue was $47.2 million for the three months ended September 30, 2003 compared to $44.1 million for the three months ended September 30, 2002, an increase of 7%. This increase in license fee revenue of $3.1 million was primarily attributable to the introduction of IT governance products upon the acquisition of Kintana. License fee revenue was $140.0 million for the nine months ended September 30, 2003 compared to $133.6 million for the nine months ended September 30, 2002, an increase of 5%. This increase in license fee revenue of $6.4 million was primarily attributable to an increase of $3.3 million in application delivery license fee revenue and IT governance license fee revenue of $2.8 million upon the acquisition of Kintana. We expect our license fee revenue to increase in absolute dollars in the fourth quarter of fiscal 2003, provided that our mix of software licenses remains consistent with prior periods.

Subscription fees

Subscription fee revenue was $26.6 million for the three months ended September 30, 2003 compared to $14.1 million for the three months ended September 30, 2002, an increase of 89%. This increase in subscription fee revenue of $12.5 million was primarily attributable to an increase of $6.7 million in application management subscription fee revenue and an increase of $5.8 million in application delivery subscription fee revenue resulting from more customers licensing our products on a subscription basis. Subscription fee revenue was $68.4 million for the nine months ended September 30, 2003 compared to $37.7 million for the nine months ended September 30, 2002, an increase of 81%. This increase in subscription fee revenue of $30.7 million was primarily attributable to an increase of $15.5 million in application management subscription fee revenue and an increase of $15.2 million in application delivery subscription fee revenue resulting from more customers licensing our products on a subscription basis. We expect sales of our subscription fee revenue to continue to increase in absolute dollars in the fourth quarter of fiscal 2003.

Product revenue

Product revenue was $73.8 million for the three months ended September 30, 2003 compared to $58.1 million for the three months ended September 30, 2002, an increase of 27% or $15.7 million. Product revenue was $208.4 million for the nine months ended September 30, 2003 compared to $171.3 million for the nine months ended September 30, 2002, an increase of 22% or $37.1 million. These increases in product revenue are primarily attributable to the introduction of IT governance products upon the acquisition of Kintana and increases in subscription fee revenue as a result of more products being offered and more customers licensing our products on a subscription basis. We expect our product revenue to continue to increase in absolute dollars in the fourth quarter of fiscal 2003.

Maintenance fees

Maintenance fee revenue was $41.2 million for the three months ended September 30, 2003 compared to $31.7 million for the three months ended September 30, 2002, an increase of 30%. This increase in maintenance fee revenue of $9.5 million was primarily attributable to an increase of $8.8 million in application delivery maintenance fee revenue as we continue to gain market share. Maintenance fee revenue was $115.5 million for the nine months ended September 30, 2003 compared to $88.6 million for the nine months ended September 30, 2002, an increase of 30%. This increase in maintenance fee revenue of $26.9 million was primarily attributable to an increase of $24.8 million in application delivery maintenance fee revenue and an increase of $1.8 million in application management maintenance fee revenue. We expect our maintenance fee revenue to increase in absolute dollars in the fourth quarter of fiscal 2003.

Professional service fees

Professional service fee revenue was $11.0 million for the three months ended September 30, 2003 compared to $8.1 million for the three months ended September 30, 2002, an increase of 36%. This increase in professional service fee revenue of $2.9 million was primarily attributable to IT governance professional service fee of $1.6 million, an increase of $0.8 million in application management professional service fee revenue, and an increase of $0.5 million in application delivery professional service fee revenue. Professional service fee revenue was $30.6 million for the nine months ended September 30, 2003 compared to $22.4 million for the nine months ended September 30, 2002, an increase of 37%. This increase in professional service fee revenue of $8.2 million was primarily attributable to an increase of $5.0 million in application delivery professional service fee revenue, an increase of $1.6 million in application management professional service fee revenue, and IT governance professional service fee of $1.6 million. We expect our professional service fee revenue to continue to increase in absolute dollars in the fourth quarter of fiscal 2003.

International sales

International sales represented 35% and 36% of our total revenues for the three and nine months ended September 30, 2003 and 37% and 35% of our total revenues for the three and nine months ended September 30, 2002. Our international revenues increased 21% in absolute dollars in the three months ended September 30, 2003, compared to 2002, primarily due to an increase in sales performance and foreign currency fluctuations in EMEA of $5.9 million and APAC of $2.4 million, offset by a decrease in Japan of $0.6 million. Our international revenues increased 32% in absolute dollars in the nine months ended September 30, 2003, compared to the same period of 2002, primarily due to an increase in sales performance and foreign currency fluctuations in EMEA of $24.4 million, APAC of $6.5 million, and Japan of $0.6 million.

Costs and expenses

Cost of license and subscription

Cost of license and subscription was $7.7 million for the three months ended September 30, 2003, or 6% of total revenues, compared to $5.7 million for the three months ended September 30, 2002, or 6% of total revenues. The increase in cost of license and subscription of $2.0 million was primarily attributable to an increase of $1.8 million in personnel-related costs due to an increased number of employees. Cost of license and subscription was $21.0 million for the nine months ended September 30, 2003, or 6% of total revenues, compared to $18.6 million for the nine months ended September 30, 2002, or 7% of total revenues. The increase in cost of license and subscription of $2.4 million was primarily attributable to an increase of $3.5 million in personnel-related costs due to an increased number of employees. The increase was offset by a decrease of $0.7 million in allocated facility expenses. Based upon our revenue growth as described in “Revenues,” we expect cost of license and subscription to continue to increase in absolute dollars in the fourth quarter of 2003.

Cost of maintenance

Cost of maintenance was $3.1 million for the three months ended September 30, 2003, or 2% of total revenues, compared to $2.9 million for the three months ended September 30, 2002, or 3% of total revenues. Cost of maintenance was $8.6 million for the nine months ended September 30, 2003, or 2% of total revenues, compared to $8.6 million for the nine months ended September 30, 2002, or 3% of total revenues. Based upon our revenue growth as described in “Revenues,” we expect cost of maintenance to increase in absolute dollars in the fourth quarter of 2003.

Cost of professional services

Cost of professional services was $9.9 million for the three months ended September 30, 2003, or 8% of total revenues, compared to $7.1 million for the three months ended September 30, 2002, or 7% of total revenues. The absolute dollar increase of $2.8 million was due to an increase in personnel-related costs due to an increased number of employees. The increase is offset by a decrease of $0.9 million in outsourcing expense due to a higher utilization of our internal professional service group resulting in less outsourcing activity. Cost of professional services was $24.0 million for the nine months ended September 30, 2003, or 7% of total revenues, compared to $16.9 million for the nine months ended September 30, 2002, or 6% of total revenues. The increase of $7.1 million was primarily attributable to an increase of $6.9 million in personnel-related costs due to an increased number of employees, an increase of $0.6 million in allocated facility expenses, and an increase of $0.5 million in allocated IT infrastructure expenses. These increases were offset by a decrease of $1.2 million in outsourcing expense due to a higher utilization of our internal professional service group resulting in less outsourcing activity. Based upon our revenue growth as described in “Revenues,” we expect cost of professional services to continue to increase in absolute dollars in the fourth quarter of 2003.

Marketing and selling

Marketing and selling expense consists of employee salaries and related costs, sales commissions, marketing programs, and allocated facility expenses and information technology infrastructure costs. Marketing and selling expense was $57.4 million for the three months ended September 30, 2003, or 46% of total revenues, compared to $48.2 million for the three months ended September 30, 2002, or 49% of total revenues. The absolute dollar increase of $9.2 million was primarily attributable to an increase of $7.3 million in personnel-related costs due to an increased number of employees, an increase of $0.7 million in allocated IT infrastructure expenses and an increase of $0.6 million in commissions resulting from increased sales. Marketing and selling expense was $165.9 million for the nine months ended September 30, 2003, or 47% of total revenues, compared to $140.2 million for the nine months ended September 30, 2002, or 50% of total revenues. The absolute dollar increase of $25.7 million was primarily attributable to an increase of $18.8 million in personnel-related costs due to an increased number of employees, an increase of $4.5 million in marketing programs, an increase of $1.4 million in allocated IT infrastructure expenses, and an increase of $1.3 million in commissions resulting from increased sales and increased headcount. The increase was offset by a decrease of $0.9 million in allocated facilities expenses. Based upon our revenue growth as described in “Revenues,” we expect marketing and selling expenses to increase in absolute dollars in the fourth quarter of 2003.

Research and development

Research and development expense consists of costs associated with the development of new software products, enhancements of existing products, and quality assurance procedures. Research and development expense is comprised primarily of employee salaries and related costs, consulting costs, equipment depreciation and allocated facility expenses and information technology infrastructure costs. Research and development expense was $14.5 million for the three months ended September 30, 2003, or 11% of total revenues, compared to $10.4 million for the three months ended September 30, 2002, or 11% of total revenues. The absolute dollar increase of $4.1 million was primarily attributable to an increase of $2.6 million in personnel-related costs due to an increased number of employees, and an increase of $0.9 million resulting from the appreciation of the Israeli Shekel to the US dollar. Research and development expense was $39.2 million for the nine months ended September 30, 2003, or 11% of total revenues, compared to $31.3 million for the nine months ended September 30, 2002, or 11% of total revenues. The absolute dollar increase of $7.9 million was primarily attributable to an increase of $4.7 million in personnel-related costs due to an increased number of employees, an increase of $2.0 million in allocated facility expenses, and an increase of $1.4 million resulting from the appreciation of the Israeli Shekel to the US dollar. Based upon our product development plan, we expect research and development expense to continue to increase in absolute dollars in 2003.

General and administrative

General and administrative expense consists of employee salaries and related costs associated with administration and management, as well as allocated facility expenses and information technology infrastructure costs. General and administrative expense was $9.8 million for the three months ended September 30, 2003, or 8% of total revenues, compared to $7.4 million for the three months ended September 30, 2002, or 7% of total revenues. The absolute dollar increase of $2.4 million was primarily attributable to an increase of $2.1 million in personnel-related costs due to an increased number of employees. General and administrative expense was $28.6 million for the nine months ended September 30, 2003, or 8% of total revenues, compared to $22.8 million for the nine months ended September 30, 2002, or 7% of total revenues. The absolute dollar increase of $5.8 million was primarily attributable to an increase of $4.5 million in personnel-related costs due to an increased number of employees, and an increase of $0.5 million in allocated IT infrastructure expenses. Based upon our revenue growth as described in “Revenues,” we expect general and administrative expenses to continue to increase in absolute dollars in the fourth quarter of 2003.

Stock-based compensation

During the second quarter of 2001, in connection with the acquisition of Freshwater, we recorded unearned stock-based compensation totaling $10.4 million associated with approximately 140,000 unvested stock options that we assumed. The options assumed were valued using the fair market value of our common stock on the date of acquisition, which was $74.21. During the nine months ended September 30, 2003, we reduced unearned stock-based compensation associated with the Freshwater acquisition by $0.5 million. During the second quarter of 2003, in connection with the acquisition of Performant, we recorded unearned stock-based compensation totaling $0.3 million associated with approximately 9,300 unvested stock options that we assumed. The options assumed were valued using the Black-Scholes option-pricing model. During the third quarter of 2003, we recorded unearned stock-based compensation totaling $1.3 million in connection with the acquisition of Kintana. We issued options to purchase 1,493,066 shares of our common stock in exchange for all outstanding Kintana options. The fair value of our options issued was determined using the Black-Scholes option-pricing model.

Stock-based compensation was $0.3 million for the three months ended September 30, 2003 and 2002. Stock-based compensation was $0.7 million for the nine months ended September 30, 2003 compared to $0.9 million for the nine months ended September 30, 2002. We expect to record amortization of unearned stock-based compensation of $0.2 million for the remainder of 2003, $0.8 million for 2004, $0.5 million for 2005 and $0.3 for 2006 and thereafter.

Acquisition related charges

In May and August 2003, in conjunction with the acquisitions of Performant and Kintana, we recorded $1.3 million and $10.7 million, respectively, for acquired in-process research and development because its technological feasibility had not been established and no future alternative uses existed.

Restructuring, integration and other related charges

In May 2003, in conjunction with the acquisition of Performant, we entered into a milestone bonus plan related to certain research and development activities. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates through November 2004. The commitment will be earned over time as milestones are achieved and expensed as restructuring, integration and other related charges in our condensed consolidated statements of operations. The maximum payments under the plan are $5.5 million. For the three and nine months ended September 30, 2003, we recorded $1.0 million and $1.9 million, respectively, related to expenses associated with the milestone bonus plan.

During the three and nine months ended September 30, 2003, we recorded $0.4 million integration costs related to the Kintana acquisition. We do not expect other additional integration charges to have a significant impact on our financial position and results of operations.

We did not record any restructuring charges during the three and nine months ended September 30, 2003. During the nine months ended September 30, 2002, we recorded a benefit of $0.5 million in the first quarter of 2002. The benefit resulted from a reversal of cash charges associated with the cancellation of a marketing event for which we were able to use the deposit toward another event.

Amortization of intangible assets

Amortization of intangible assets was $2.4 million for the three months ended September 30, 2003 compared to $0.6 million for the three months ended September 30, 2002. Amortization of intangible assets was $3.5 million for the nine months ended September 30, 2003 compared to $1.9 million for the nine months ended September 30, 2002.

In May 2001, we acquired all of the outstanding securities of Freshwater for cash consideration of $146.6 million. In connection with this acquisition, we assumed net assets of $2.4 million and recorded a deferred tax liability of $3.0 million. The purchase price included $0.8 million for the fair value of approximately 13,000 assumed Freshwater vested stock options, as well as direct acquisition costs of $0.5 million. The allocation of the purchase price resulted in an excess of purchase price over net tangible and amortizable intangible assets acquired of $148.1 million. We engaged a third party to prepare a valuation of the assets acquired, which we utilized to prepare the allocation of the purchase price. The purchase price was allocated as follows: $2.1 million to workforce, $5.5 million to purchased technology and $140.5 million to goodwill. The intangible assets are being amortized on a straight-line basis over 3 years, which best represents the distribution of the economic value of the intangible assets.

In May 2003, we acquired all of the outstanding stock and assumed the unvested stock options of Performant. The total purchase price was $22.5 million and consisted of cash consideration of $21.9 million, net of cash acquired of $0.3 million, and transaction costs of $0.6 million. Included in the purchase price was a $93,000 adjustment in additional transaction costs, which was added to goodwill in the third quarter of 2003. We engaged a third party to prepare a valuation of the assets acquired, which we utilized to prepare the allocation of the purchase price. The updated allocation of the purchase price is as follows (in thousands):

Tangible assets	$270
Deferred tax asset	2,800
Liabilities assumed	(1,190)
Deferred tax liability	(1,180)
Existing technology	1,620
In-process research and development	1,280
Patents and core technology	800
Employment agreements	720
Customer contracts and related relationships	150
Order backlog	80
Goodwill	17,144

Total purchase price	$22,494

We recorded a deferred tax asset of $2.8 million primarily relating to net operating loss and tax credit carryforwards acquired as part of the acquisition. In addition, a deferred tax liability of $1.2 million was recorded for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the acquisition.

The weighted average amortization period of existing technology, patents and core technology, and customer contracts and related relationships are 48 months, employment agreements is 18 months, and order backlog is 3 months. The total weighted average amortization period of all intangible assets is 41 months. All intangible assets are amortized on a straight-line basis over their useful lives, which best represents the distribution of the economic value of the intangible assets. Amortization expense for the three and nine months ended September 30, 2003 was $0.3 million and $0.5 million, respectively. The estimated total amortization expense associated with acquired Performant intangible assets is $0.3 million for the remainder of 2003, $1.0 million for 2004, $0.6 million for 2005 and 2006, and $0.2 million for 2007.

In July 2003, we purchased existing technology from Allerez for $1.3 million. The valuation of the intangible assets acquired was based upon our estimates supported by a valuation report prepared by an independent third-party valuation consultant. The intangible assets are amortized on a straight-line basis over their useful lives which best represent the distribution of the economic value of the intangible assets. Amortization expense for the three and nine months ended September 30, 2003 was $0.1 million. The estimated total amortization expense associated with acquired technology from Allerez is $0.1 million for the remainder of 2003, $0.3 million for 2004, 2005 and 2006, and $0.2 million for 2007.

On August 15, 2003, we acquired Kintana, a leading provider of IT governance software and services. We engaged a third party to prepare a valuation of the assets acquired, which we utilized to prepare the allocation of the purchase price as follows (in thousands):

Cash	$1,283
Tangible assets	7,052
Deferred tax asset	12,784
Liabilities assumed	(11,036)
Deferred tax liability	(17,710)
In-process research and development	10,688
Non-compete agreements	13,863
Current products and technology	13,376
Core technology	10,930
Maintenance and support contracts	6,106
Goodwill	218,725
Unearned stock-based compensation	1,317

Total purchase price	$267,378

We recorded a deferred tax asset of $12.8 million relating to net operating loss and tax credit carryforwards acquired as part of the acquisition. In addition, a deferred tax liability of $17.7 million was recorded for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the acquisition.

The weighted average amortization period of non-compete agreements and current products & technology are 36 months, core technology is 60 months, and maintenance and support contracts are 72 months. The total weighted average amortization period of all intangible assets is 47 months. All intangible assets are amortized on a straight-line basis over their useful lives which best represents the distribution of the economic value of the intangible assets. Amortization expense for the three and nine months ended September 30, 2003 was $1.5 million. The estimated total amortization expense associated with acquired Kintana intangible assets is $3.1 million for the remainder of 2003, $12.3 million for 2004 and 2005, $8.9 million for 2006, $3.2 million for 2007 and $3.0 million thereafter.

Facilities impairment

In July 2003, the Board of Directors approved a plan to lease a new headquarters facility and to sell the existing facilities in our Sunnyvale headquarters. During September 2003, we signed a letter of intent to lease four buildings and material lease terms of the lease were finalized in the same month. The lease agreement was signed in October 2003. As a result of our decisions to move to a new headquarters facility and to sell the buildings we vacated and plan to vacate, we performed an impairment analysis of the four buildings that comprise our Sunnyvale headquarters. In September 2003, we wrote down the net book value of our two existing vacant buildings to $2.7 million, which approximates their appraised market value after taking into account the cost to maintain these facilities and sales commissions related to the sale of the buildings. Accordingly, we reclassified these two buildings as assets held for sale. Assets held for sale are included in “Prepaid expenses and other assets” in our condensed consolidated balance sheet as of September 30, 2003. The impairment charge of $16.9 million associated with the write-down is reflected in our condensed consolidated statements of operations for the three and nine months ended September 30, 2003. We are currently utilizing the remaining two buildings, and as such, have not recorded any impairment charges related to these buildings. We may record additional impairment charges on the remaining existing facilities based on the current appraised market value in the future period.

Other income, net

Interest income

Interest income was $9.3 million for the three months ended September 30, 2003, or 7% of total revenues, compared to $9.1 million for the three months ended September 30, 2002, or 9% of total revenues. The absolute dollar increase of $0.2 million was primarily attributable to an increase of $0.6 million in interest income due to cash proceeds from the issuance of our 2003 Notes offset by a reduction of $0.4 million in interest income associated with our February 2002 interest rate swap which was included in interest income until the January and February 2002 swaps were merged into one in November 2002. Interest income was $25.6 million for the nine months ended September 30, 2003, of 7% of total revenues, compared to $26.7 million for the nine months ended September 30, 2002, or 9% of total revenues. The absolute dollar decrease of $1.1 million was primarily attributable to a reduction of $1.1 million in interest income due to lower interest rates.

Interest expense

Interest expense was $4.8 million for the three months ended September 30, 2003, or 4% of total revenues, compared to $6.2 million for the three months ended September 30, 2002, or 7% of total revenues. The absolute dollar decrease of $1.4 million was primarily attributable to a decrease of $1.0 million in interest expense associated with our interest rate swap due to lower LIBOR rates and a change in the interest rate spread between the January 2002 swap and the November 2002 swap. Interest expense was $14.7 million for the nine months ended September 30, 2003, or 4% of total revenues, compared to $18.2 million for the nine months ended September 30, 2002, or 6% of total revenues. The absolute dollar decrease of $3.5 million was primarily attributable to a decrease of $1.8 million in interest expense associated with the retirement of our 2000 Notes and a decrease of $1.7 million in interest expense associated with our interest rate swap due to lower LIBOR rates and a change in the interest rate spread between the January 2002 swap and the November 2002 swap.

Other income (expense), net

Other expense, net was $1.5 million for the three months ended September 30, 2003, or 1% of total revenues, compared to other expense, net of $1.3 million for the three months ended September 30, 2002, or 1% of total revenues. The absolute dollar increase of $0.2 million was primarily attributable to an increase of $0.5 million in amortization of debt issuance costs associated with the issuance of our 2003 Notes offset by a decrease of $0.7 million in currency loss. Other expense, net was $3.2 million for the nine months ended September 30, 2003, or 1% of total revenues, compared to other income, net of $8.6 million for the nine months ended September 30, 2002, or 3% of total revenues. The absolute dollar decrease of $11.8 million was primarily attributable to a reduction of $11.6 million on gains on early retirement of our 2000 Notes, an increase in losses of $1.1 million on our investment in non-consolidated companies, and an increase of $0.9 million in amortization of debt issuance costs associated with the issuance of our 2003 Notes, offset by a decrease of $0.6 million in currency loss. These decreases in other income are further offset by an increase of $1.4 million in interest income associated with notes receivable from issuance of common stock to foreign employees under stock option plans.

Provision for income taxes

Historically, our operations resulted in a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire at various dates through 2013. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. The effective tax rates for the three and nine months ended September 30, 2003 and 2002 differ from statutory tax rates principally because of our participation in taxation programs in Israel. We intend to continue to increase our investment in our Israeli operations consistent with our overall tax strategy. Other factors that cause the effective tax rate and statutory tax rates to differ include the non-deductibility of charges for amortization of intangible assets, stock-based compensation and in-process research and development. US income taxes and foreign withholding taxes were not provided for on undistributed earnings for certain non-US subsidiaries. We intend to invest these earnings indefinitely in operations outside the US.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we have recorded a current tax payable and a prepaid tax asset in the amount of $25.5 million, which is being amortized to income tax expense in our condensed consolidated statements of operations over eight years, which approximates the period over which the expected benefit is expected to be realized. At September 30, 2003 and December 31, 2002, we have a prepaid tax asset of $19.9 million and $22.3 million, respectively.

Liquidity and Capital Resources

At September 30, 2003, our principal source of liquidity consisted of $1.2 billion of cash and investments, compared to $665.2 million at December 31, 2002. The September 30, 2003 balance included $151.6 million of short-term and $385.9 million of long-term investments in high quality financial, government, and corporate securities. The increase in cash and investments from September 30, 2003, compared to December 31, 2002 was primarily due to cash proceeds from the issuance of our 2003 Notes, cash generated from operations, cash received from issuance of common stock under our stock option plans and the 1998 ESSP, and collection of notes receivable from issuance of common stock, offset by cash used for capital expenditures and other investments. During the nine months ended September 30, 2003, we generated $113.7 million of cash from operating activities, compared to $90.9 million during the nine months ended September 30, 2002. The increase in cash from operations during the nine months of 2003 compared to the nine months of 2002 was due primarily to an increase in the deferred revenue balances.

During the nine months ended September 30, 2003, our investing activities consisted of cash payments in conjunction with the acquisitions of Performant for $22.0 million, Kintana for $131.4 million, and the Allerez technology for $1.3 million, along with purchases of property and equipment of $12.3 million.

During the nine months ended September 30, 2003, our primary financing activities consisted of cash proceeds from the issuance of the 2003 Notes of $488.1 million, cash proceeds of $55.4 million from common stock issued under our stock option plans and the 1998 ESPP, and collection of notes receivable from issuance of common stock of $3.8 million.

During the year ended December 31, 2002, we paid $65.8 million including accrued interest of $1.2 million to retire $77.5 million face value of our 2000 Notes, which resulted in a gain on early retirement of debt of $11.6 million. From December 2001 through September 30, 2002, we retired $200.0 million face value of our 2000 Notes. No 2000 Notes were retired during the last three months of 2002 or during the first nine months of 2003. As a result of the retirement, our interest expense resulting from our 2000 Notes decreased during 2003.

In April 2003, we issued $500.0 million of the 2003 Notes in a private offering. The 2003 Notes do not bear interest, have a zero yield to maturity and will be convertible into our common stock at a conversion price of $51.69. Holders of the 2003 Notes may convert their 2003 Notes only if the sale price of our common stock reaches specified thresholds or if specified corporate transactions have occurred. Upon conversion, we have the right to deliver cash instead of shares of our common stock. We may not redeem the 2003 Notes prior to their maturity. In connection with the issuance of our 2003 Notes, we incurred $11.9 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized using a straight-line method over the term of the 2003 Notes. Amortization expense related to the issuance costs was $0.6 million and $1.0 million for the three and nine months ended September 30, 2003, respectively. At September 30, 2003, net debt issuance costs were $10.9 million.

During the nine months ended September 30, 2003, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly, as a result of decreases in customer demand or decreases in the acceptance of our future products and services, our ability to generate positive cash flow from operations may be impacted.

In May 2003, in conjunction with the acquisition of Performant, we committed to a license agreement for certain technology. The agreement was entered into in August 2000 and remains in effect until April 2018. The total estimated commitment is approximately $0.2 million, although the maximum commitment could reach approximately $0.8 million.

In June 2003, we entered into a non-exclusive agreement to license technology from Motive Communications. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out or other transfer of all or substantially all of the business, stock or assets to which the agreement relates. The licensed technology will be combined with other existing Mercury products, which should be generally available within six months from the effective date of this agreement. The agreement is in effect until December 31, 2005 with an election to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. We have committed to royalty payments totaling $15.0 million, of which $8.0 million has been paid as of September 30, 2003, the remaining balance will be paid through June 15, 2004, $3.0 million in the fourth quarter of 2003 and $4.0 million in 2004.

We have committed to make additional capital contributions to a private equity fund totaling $9.0 million.

We lease facilities for sales offices in the US and foreign locations under non-cancelable operating leases that expire through 2010. Certain of these leases contain renewal options. In addition, we lease certain equipment under various leases with lease terms ranging from month-to-month up to one year.

Future payments due under debt, lease and royalty agreements at September 30, 2003 are as follows (in thousands):

	Zero Coupon Senior Convertible Notes due 2008 (2003 Notes)	4.75% Convertible Subordinated Notes due 2007 (2000 Notes)(a)	Non- Cancelable Operating Leases (b)	Royalty Agreements	Total
2003 (remaining three months)	$—	$—	$3,302	$3,010	$6,312
2004	—	—	8,595	4,010	12,605
2005	—	—	8,246	10	8,256
2006	—	—	6,535	10	6,545
2007	—	300,000	5,847	10	305,857
Thereafter	500,000	—	30,841	110	530,951

Total	$500,000	$300,000	$63,366	$7,160	$870,526

(a)	Assuming we do not retire additional 2000 Notes during 2003 and interest rates stay consistent, we will make interest payments net of our interest rate swap of approximately $1.2 million during the remainder of 2003; approximately $5.0 million in 2004, 2005, and 2006; and approximately $2.5 million during 2007. The face value of our 2000 Notes differs from our book value. See Note 11 to the condensed consolidated financial statements.
(b)	Lease commitments include scheduled lease payments for our new headquarters facility. The lease agreement was entered into in October 2003.

In 2002, we began to effect a change in the mix of software license types to a higher percentage of subscription licenses. During the three and nine months ended September 30, 2003, the amount of application delivery products licensed on a subscription basis increased. This shift does not impact our collections cycle as cash is generally received within 30-60 days from the invoice date, depending upon the region. Our quarterly operating results are affected by the mix of license types entered into in connection with the sale of products. As revenue associated with our subscription licenses is generally recognized ratably over the term of the license, the shift in mix will also result in deferred revenue becoming a larger component of our cash provided by operations. We believe that the shift to a subscription revenue model will continue in the future as we offer more products on a ratable basis and more customers license our products on a ratable basis. This shift may cause us to experience a decrease or a lower rate of growth in recognized revenue, as well as continued growth in deferred revenue.

In the future, we expect cash will continue to be generated from our operations. We expect to spend additional cash to acquire property and equipment for our new leased campus during the next six months, with the spending expected in the last quarter of fiscal 2003 and the first quarter of fiscal 2004. We do not expect the level of cash used in investing activities in 2003 to acquire property and equipment to change significantly from that used in 2002. We do, however, currently plan to reinvest our cash generated from operations in new short and long term investments in high quality financial, government and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. Cash could be used in the future to invest in acquisitions, or strategic investments, or repurchase additional debt or equity.

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

We must make estimates of potential future credits, warranty cost of product and services, and write-offs of bad debts related to current period product revenue. We analyze historical credits, historical bad debts, current economic trends, average deal size, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales reserve. Revenue for the period is reduced to reflect the sales reserve provision. As a percentage of current period revenues, changes against sales reserve were insignificant in both the three and nine months ended September 30, 2003 and 2002. Significant management judgments and estimates must be made and used in connection with establishing the sales reserve in any accounting period. Material differences may result in the amount and timing of our revenues for any period if we make different judgments or utilize different estimates. At September 30, 2003 and December 31, 2002, the provision for sales reserve was $6.0 million and $7.4 million, respectively.

We are required to make estimates of the future sales commission expense associated with our revenues that will be recognized in future periods. We analyze historical commission rates, composition of the future revenue and expected timing of revenue recognition of such future amounts. We make significant judgments and estimates in connection with establishing the prepaid commission in any accounting period. Material differences may result in the amount and timing of our sales commission expense for any period if we make different judgments or utilize different estimates. At September 30, 2003 and December 31, 2002, prepaid commission was $18.5 million and $13.6 million, respectively.

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

When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure this impairment based on a projected discounted cash flow. Net intangible assets and long-lived assets was $120.6 million and $91.1 million at September 30, 2003 and December 31, 2002, respectively. Goodwill was $349.2 million and $113.3 million at September 30, 2003 and December 31, 2002, respectively.

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

Accounting for non-consolidated companies

From time to time, we make venture capital investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We are closely monitoring our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as US public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of a company is at an amount above fair value, or if a company has completed a financing based on a valuation significantly lower than the carrying value of our investment, it is our policy to record a reserve and the related write-down is recorded as an investment loss on our condensed consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

At September 30, 2003, we had invested $15.8 million, net in early stage private companies and private equity funds. In addition, we have made capital contributions to a private equity fund totaling $6.0 million and we have committed to pay $9.0 million in the future. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The potential decline in the NASDAQ National Market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the year ended December 31, 2002, we recorded losses of $3.4 million, $1.5 million and $0.4 million, respectively, on three of our investments in non-consolidated companies. For the three and nine months ended September 30, 2003, we recorded losses of $0.2 million on one of our investments in non-consolidated companies and $0.6 million, $0.5 million and $0.4 million on three of our investments in non-consolidated companies, respectively. In calculating the loss to be recorded, we took into account the latest valuation of each of the portfolio companies based on recent sales of equity securities to outside third party investors.

Accounting for unearned stock-based compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. Amortization of unearned stock-based employee compensation cost is reflected in net income (loss), as some options granted under those plans had an exercise price less than the fair value of the underlying common stock on the date of grant.

We amortize unearned stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for employee stock options and stock purchase plans under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(6,664)	$13,271	$28,415	$46,451
Add:
Stock-based employee compensation expense included in reported net income (loss)	224	251	608	918
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35,833)	(30,896)	(101,415)	(92,150)

Pro forma net loss	$(42,273)	$(17,374)	$(72,392)	$(44,781)

Net income (loss) per share (basic), as reported	$(0.08)	$0.16	$0.33	$0.55

Net loss per share (basic), pro forma	$(0.48)	$(0.21)	$(0.84)	$(0.53)

Net income (loss) per share (diluted), as reported	$(0.08)	$0.15	$0.31	$0.53

Net loss per share (diluted), pro forma	$(0.48)	$(0.21)	$(0.84)	$(0.53)

The fair value of stock options and shares issued pursuant to the option plans and the Employee Stock Purchase Plan at the grant date were estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

The effects of applying pro forma disclosures of net income (loss) and earnings (loss) per share are not likely to be representative of the pro forma effects on net income (loss) and earnings (loss) per share in the future years for the following reasons: the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

In the 2003 Annual Meeting of the Stockholders, a proposal requesting our Board of Directors establish a policy of expensing stock options was put on the ballot by certain of our stockholders. The stockholders voted for the proposal and our Board of Directors is currently reviewing this matter.

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

To maintain our competitive position, we must continue to enhance our existing products, like our software products and services for our application management and application delivery and IT governance. We must also continue to develop new products and services, functionality and technology that address the increasingly sophisticated and varied needs of our prospective customers. The development of new products and services, and enhancement of existing products and services, entail significant technical and business risks and require substantial lead-time and significant investments in product development. If we fail to anticipate new technology developments, customer requirements or industry standards, or if we are unable to develop new products and services that adequately address these new developments, requirements and standards in a timely manner, our products and services may become obsolete, our ability to compete may be impaired and our revenue could decline.

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

In addition, the timing of our software product revenues is difficult to predict and can vary substantially from product to product and customer to customer. We base our operating expenses on our expectations regarding future revenue levels. Because of the timing of larger orders and customer buying patterns, we may not learn of shortfalls in revenue or earnings or other failures to meet market expectations until late in a particular quarter. As a result, if total revenue for a particular quarter is below our expectations, we could not proportionately reduce operating expenses for that quarter.

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

Our revenue targets are dependent on a projected mix of orders in a particular quarter and any failure to achieve revenue targets because of a shift in the mix of orders could adversely affect our quarterly revenue. Our license revenue in any given quarter is dependent upon the volume of perpetual orders shipped during the quarter and the amount of subscription revenue amortized from deferred revenue and, to a small degree, recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and subscription licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). In addition, if we achieve the target license mix but the overall level of orders is below the target level, then we will not meet our revenue targets. In 2002, we began to effect a change in the mix of software license types to a higher percentage of subscription licenses in our application management and application delivery products. We believe that this shift will continue in the future as we offer more products on a ratable basis and more customers license our products on a ratable basis. This shift may cause us to experience a decrease in recognized revenue, as well as continued growth of deferred revenue. In addition, while subscription licenses represent a potential source of renewable license revenue, there is also the risk that customers will not renew their licenses at the end of a term.

Economic, political and market conditions may adversely affect demand for our products and services. Our customers’ decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. We believe that the slowdown in the economy and the weakening of business conditions have caused and may continue to cause customers to reassess their immediate technology needs, lengthen their purchasing decision-making processes, require more senior level internal approvals of purchases and defer purchasing decisions, and accordingly, have reduced and could reduce demand in the future for our products and services. In addition, the war on terrorism and the potential for other hostilities in various parts of the world have caused political uncertainties and volatility in the financial markets. Under these circumstances, there is a risk that our existing and potential customers may decrease spending for our products and services. If demand for our products and services is reduced, our revenue growth rates will be adversely affected.

We expect to face increasing competition in the future, which could cause reduced sales levels and result in price reductions, reduced gross margins or loss of market share. The market for our Business Technology Optimization products and services is extremely competitive, dynamic and subject to frequent technological change. There are few substantial barriers of entry in our market. The Internet has further reduced these barriers of entry, allowing other companies to compete with us in our markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

In the market for application delivery solutions, our principal competitors include Compuware, Empirix, Rational Software (acquired by IBM Software Group), and Segue Software. In the new and rapidly changing market for application management solutions, our principal competitors include established providers of systems and network management software such as BMC Software, Computer Associates, HP OpenView, a division of Hewlett-Packard, and Tivoli, a division of IBM, and providers of hosted services such as Keynote Systems, and emerging companies. Additionally, we face potential competition in this market from existing providers of application delivery solutions such as Segue Software and Compuware. In the market of IT governance solutions, our principal competitors include enterprise application vendors such as SAP, PeopleSoft, Oracle, and Lawson, as well as point tool vendors such as Primavera and Niku.

We believe that the principal competitive factors affecting our market are:

•	price and cost effectiveness;

•	product functionality;

•	product performance, including scalability and reliability;

•	quality of support and service; and

•	company reputation.

Although we believe that our products and services currently compete favorably with respect to these factors, the markets for application management and delivery are new and rapidly evolving. We may not be able to maintain our competitive position, which could lead to a decrease in our revenues. The software industry is increasingly experiencing consolidation and this could increase the resources available to our competitors and the scope of their product offerings. For example, our testing competitor Rational Software was recently acquired by IBM Software Group, which has substantially greater financial and other resources than we have. Our competitors and potential competitors may develop more advanced technology, undertake more extensive marketing campaigns, adopt more aggressive pricing policies or make more attractive offers to distribution partners and to employees.

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

Our increasing efforts to sell enterprise-wide software products and services could expose us to revenue variations and higher operating costs. We increasingly focus our efforts on sales of enterprise-wide solutions, which consist of our entire Mercury Optimization Centers product suite and related professional services, and managed services, rather than on the sale of component products. As a result, each sale requires substantial time and effort from our sales and support staff as well as involvement by our professional services and managed services organizations and our systems integrator partners. Large individual sales, or even small delays in customer orders, can cause significant variation in our revenues and results of operations for a particular period. The timing of large orders is usually difficult to predict and, like many software and services companies, many of our customers typically complete transactions in the last month of a quarter.

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

The success of our business depends on the efforts and abilities of our senior management and other key personnel. We depend on the continued services and performance of our senior management and other key personnel. We do not have long term employment agreements with any of our key personnel. The loss of any of our executive officers or other key employees could hurt our business. The loss of senior personnel can result in significant disruption to our ongoing operations, and new senior personnel must spend a significant amount of time learning our business and our systems in addition to performing their regular duties. Additionally, our inability to attract new senior executives and key personnel could significantly impact our business results. For example, Ken Klein, our Chief Operating Officer and member of our Board of Directors, will be leaving at the end of 2003 and we are in the process of hiring a new executive vice president of worldwide field operations who will assume these duties.

Our international sales and operations subject us to risks that can adversely affect our revenue and operating results. Sales to customers located outside the US have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenue, sales to customers outside the US were 35% and 36% in the three and nine months ended September 30, 2003 and 37% and 35% in the three and nine months ended September 30, 2002. We face risks associated with our international operations, including:

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

Other factors that could increase our effective tax rate include the effect of changing economic conditions, business opportunities, and changes in tax laws and rulings. We have in the past and may continue in the future to retire amounts outstanding under our 2000 Notes. To the extent that these repurchases are completed below the par value of the 2000 Notes, we may generate a taxable gain from these repurchases. These gains may result in an increase in our effective tax rate. Merger and acquisition activities, if any, could result in nondeductible expenses, which may increase our effective tax rate. Our worldwide effective tax rate could be increased to the extent we are impacted by new tax laws or rulings.

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

Acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert the attention of our management. In August 2003 we acquired Kintana. In addition, in May 2003 we completed our acquisition of Performant and in May 2001 we acquired Freshwater Software. In the event of any future acquisitions, we could:

•	issue stock that would dilute the ownership of our then-existing stockholders;

•	incur debt;

•	assume liabilities;

•	incur charges for the impairment of the value of acquired assets; or

•	incur amortization expense related to intangible assets.

If we fail to achieve the financial and strategic benefits of past and future acquisitions, including our recent agreement to acquire Kintana, our operating results will suffer. Acquisitions involve numerous other risks, including:

•	difficulties in integrating the acquired operations, technologies or products with ours;

•	failure to achieve targeted synergies;

•	unanticipated costs and liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on our existing business relationships with suppliers and customers or those of the acquired organization;

•	difficulties in entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

Investments may become impaired and require us to take a charge against earnings. We have minority investments in early stage private companies and private equity funds of $15.8 million at September 30, 2003. We may be required to incur charges for the impairment of value of our investments. For example, for the year ended December 31, 2002, we recorded losses of $3.4 million, $1.5 million and $0.4 million, respectively, on three of our investments in non-consolidated companies. For the three and nine months ended September 30, 2003, we recorded losses of $0.2 million on one of our investments in non-consolidated companies and $0.6 million, $0.5 million and $0.4 million on three of our investments in non-consolidated companies, respectively. In calculating the loss to be recorded, we took into account the latest valuation of each of the portfolio companies based on recent sales of equity securities to outside third party investors. In addition, we have made capital contributions to a private equity fund totaling $6.0 million and we have committed to pay $9.0 million. We are closely monitoring the financial health of the other private companies in which we hold minority equity investments. We may continue to make investments in other companies. If we determine in accordance with our standard accounting policies that an impairment has occurred, then additional losses would be recorded.

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

Leverage and debt service obligations for $800.0 million in outstanding Notes may adversely affect our cash flow. On April 29, 2003 we issued the 2003 Notes, with a principal amount of $500.0 million, in a private placement, and in July 2000, we completed the offering of the 2000 Notes with a principal amount of $500.0 million. From December 2001 through September 30, 2002, we retired $200.0 million face value of the 2000 Notes. We continue to carry a substantial amount of outstanding indebtedness, primarily the 2000 Notes and the 2003 Notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

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

The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended October 31, 2003, the closing sales prices of our common stock as reported on the NASDAQ National Market ranged from a high of $51.92 to a low of $25.10. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market rate risk includes the risk of changes in interest rates. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as “held to maturity.” At September 30, 2003, $621.4 million, or 54% of our cash, cash equivalents and investment portfolio have a maturity of less than 90 days, and an additional $151.6 million, or 13% carried a maturity of less than one year. All investments mature, by policy, in less than three years. Information about our investment portfolio is presented in the table below, which states notional amounts and related weighted-average interest rates by year of maturity (in thousands):

	September 30,		Thereafter	Total	Fair Value
	2004	2005
Cash equivalents:
Fixed rate	$524,261	$—	$—	$524,261	$524,264
Weighted average rate	1.09%	—	—	1.09%	—
Investments:
Fixed rate	$188,720	$103,820	$282,120	$574,660	$577,332
Weighted average rate	3.03%	2.13%	2.25%	2.49%	—

Total investments	$712,981	$103,820	$282,120	$1,098,921	$1,101,596

Weighted average rate	1.66%	2.13%	2.25%	1.86%	—

Our long-term investments include $328.1 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

The fair value of our 2000 Notes fluctuates based upon changes in the price of our common stock, changes in interest rates and changes in our creditworthiness. The fair market value of the 2000 Notes at September 30, 2003 was $298.1 million while the face value was $300.0 million while the book value was $314.9 million. The fair value of our 2003 Notes fluctuates based upon changes in the price of our common stock and changes in our creditworthiness. The fair market value of the 2003 Notes at September 30, 2003 was $539.5 million while the face value and the book value was $500.0 million. See Note 11 to the condensed consolidated financial statements.

In November 2002, we entered into an interest rate swap with Goldman Sachs Capital Markets, L.P. See Note 11 to the condensed consolidated financial statements for a full description of our derivative financial instruments and related accounting policies.

A portion of our business is conducted in currencies other than the US dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenue.

From time to time, we make venture capital investments in early stage private companies and private equity funds for business and strategic purposes. At September 30, 2003, we had invested $15.8 million in private companies. In addition, we have made capital contributions to a private equity fund totaling $6.0 million and we have committed to pay $9.0 million as capital calls are made. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. The potential decline in the NASDAQ National Market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the year ended December 31, 2002, we recorded losses of $3.4 million, $1.5 million and $0.4 million, respectively, on three of our investments in non-consolidated companies. For the three and nine months ended September 30, 2003, we recorded losses of $0.2 million on one of our investments in non-consolidated companies and $0.6 million, $0.5 million and $0.4 million on three of our investments in non-consolidated companies, respectively. In calculating the loss to be recorded, we took into account the latest valuation of each of the portfolio companies based on recent sales of equity securities to outside third party investors.

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

PART II

Item 2. Changes in Securities and Use of Proceeds

In April 2003, we issued $500.0 million in aggregate principal amount of Zero Coupon Senior Convertible Notes, due May 2008 (the 2003 Notes). The 2003 Notes were issued to UBS Warburg LLC (the Initial Purchaser), in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the Securities Act) and subsequently resold by the Initial Purchaser to “qualified institutional buyers” (as defined in Rule 144A) in reliance on Rule 144A in transactions exempt from the registration requirements of the 1933 Act. We incurred $11.9 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. The net proceeds to us of this offering were approximately $488.1 million, which shall be used for general corporate purposes, including potential acquisitions.

The 2003 Notes are our senior unsecured debt and will rank on a parity with all of our other existing and future senior unsecured debt and prior to all subordinated debt. The 2003 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The holders of the 2003 Notes may convert the 2003 Notes into 19.3461 shares of our common stock, subject to adjustment, per $1,000 principal amount of the 2003 Notes, under the following circumstances if the sale price of our common stock reaches specified thresholds or if specified corporate transactions have occurred. This rate results in an initial conversion price of $51.69 per share. The specified thresholds for conversion prior to the maturity date are: (1) the closing sale price of our common stock for at least 20 trading days in the 30 day trading day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 110% of the conversion price on that 30th trading day; and (2) during the period beginning January 1, 2008 through the maturity date, the closing sale price of our common stock on the previous trading day was 110% or more of the then current conversion price. Upon conversion, we will have the right to deliver cash in lieu of shares of our common stock. If we undergo a fundamental change prior to maturity of the 2003 Notes, holders of the 2003 Notes may require us to repurchase the 2003 Notes at 100% of the principal amount of the notes.

Our registration statement under the Securities Act to permit registered resales of the 2003 Notes and the common stock issuable upon conversion of the 2003 Notes was declared effective on October 20, 2003.

Item 5.    Other Information

Mercury’s Vice President and General Manager of the Application Management Business Unit, Larry Wear, died on November 8, 2003. The company is deeply saddened by this tragedy. During the transition phase, various Mercury executives will assume responsibility for the application management business unit.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

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

(b)	Reports on Form 8-K

We filed or furnished the following Current Report on Form 8-K during the quarter ended September 30, 2003:

•	Current Report on Form 8-K dated July 16, 2003, announcing earnings for the quarter ended June 30, 2003 and attached a press release related thereto.

•	Current Report on Form 8-K dated August 18, 2003, announcing the completion of the acquisition of Kintana, Inc. and attached a press release related thereto.

•	Current Report on Form 8-K dated August 28, 2003, announcing the acquisition of Kintana, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003	MERCURY INTERACTIVE CORPORATION (Registrant)

	By:	/s/ DOUGLAS P. SMITH
Douglas P. Smith, Executive Vice President and Chief Financial Officer Principal Financial Officer

	By:	/s/ BRYAN J. LEBLANC
Bryan J. LeBlanc, Vice President, Finance Principal Accounting Officer