Form 10-K
period 2003-12-31
MERCURY INTERACTIVE CORPORATION
filed 2004-03-05
CIK 867058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $0.002 par value

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  YES  ☒    NO   ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,849,707,681 as of June 30, 2003, based upon the closing sale price reported for that date on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 27, 2004 was 91,592,821.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2004 Annual Meeting of Stockholders to be held May 19, 2004 are incorporated by reference in Part II and III of this Annual Report on Form 10-K.

i

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

Mercury, Mercury Interactive, the Mercury Interactive logo, ActiveTune, ActiveWatch, LoadRunner, LoadRunner TestCenter, Mercury Business Availability Center, Mercury IT Governance Center, Mercury Performance Center, Mercury Quality Center, ProTune, QuickTest Professional, SiteScope, SiteSeer, TestDirector, Topaz, Topaz Auto RCA, Topaz Business Availability, Topaz Diagnostics, Topaz EMS Adapters, Topaz Open API, Topaz SiteScope, Topaz for SLM, and WinRunner are trademarks and/or registered trademarks of Mercury Interactive Corporation or its subsidiaries in the United States and/or other countries. The absence of a trademark from this list does not constitute a waiver of Mercury Interactive’s intellectual property rights concerning that trademark.

This Annual Report on Form 10-K contains references to other company, brand, and product names. These company, brand, and product names are used herein for identification purposes only and may be the trademarks of their respective owners. Mercury Interactive Corporation disclaims any responsibility for specifying which marks are owned by which companies or which organizations.

PART I

Item 1.    Business

General

Industry Overview

Global enterprises and information technology (IT) professionals are under tremendous pressure today to maximize the business value of IT. It is increasingly difficult for chief information officers (CIOs) to deliver business value from IT while managing costs, risks, and compliance against a changing backdrop of increasing business and technology complexity. To address these challenges, we believe many of the world’s leading companies are turning to business technology optimization (BTO), the industry strategy for maximizing the value of IT. BTO applies business and quality management practices coupled with software to optimize the business results of IT. BTO represents a best-practices approach to IT strategy, application quality, and performance to improve business outcomes. The alignment of business and IT strategy, combined with the optimization of software applications, enables companies to drive more business value from IT while reducing costs and controlling risks.

Company Overview

Mercury is a leading provider of software and services for the BTO marketplace. Mercury was incorporated in 1989, and began shipping software quality testing products in 1991. Since 1991, we have introduced a variety of BTO software and service offerings, including offerings in application delivery (pre-production quality and performance testing), application management (in-production application performance management), and, following the acquisition of Kintana, Inc. in August 2003, IT governance.

Our BTO offerings for application delivery, application management, and IT governance help customers maximize the business value of IT by optimizing application quality and performance as well as managing IT costs, risks, and compliance. The Mercury BTO offerings focus on five critical IT functions:

•	Our application delivery offerings help customers test and tune their custom and packaged business applications to improve the quality and performance of those applications, while reducing the time and costs required to deploy them.

•	Our application management offerings help customers optimize the performance and availability of applications in production and resolve problems quickly and proactively.

•	Our IT governance offerings help customers govern and manage the people, projects, and processes required to run an IT organization as a business.

•	In addition, many of our offerings are available as a managed service over the Internet. With this “software as a service” offering, customers have the flexibility of choosing which Mercury software to run themselves and which software will be outsourced to us.

•	We also provide a wide range of customer support and professional service offerings that enable our global partners and customers to implement, customize, manage, and extend Mercury Optimization Center offerings. Our optimization centers are designed to align disparate IT functions by consolidating and centralizing the software, services, and best practices used for application delivery, application management and IT governance.

2003 Business Acquisitions and Technology License Agreement

On May 5, 2003, we acquired all of the outstanding common stock and assumed the unvested stock options of Performant, Inc., a provider of Java 2 Enterprise Edition (J2EE) diagnostics software. Performant’s technology pinpoints performance problems at the application code level. The Performant acquisition allows our customers to diagnose J2EE performance issues across the application delivery and management cycle from pre-production testing to production operations.

On June 30, 2003, we entered into a non-exclusive agreement to license technology from Motive, Inc., a provider of ecosystem blueprinting technology. The relationship with Motive gives us the ability to provide proactive, automated problem resolution in our application management offerings.

On July 11, 2003, we acquired technology assets from Allerez Corporation, a privately held provider of reporting and analytics technology. The acquisition of the Allerez technology will extend the customized reporting capabilities in our application delivery and application management software.

On August 15, 2003, we acquired Kintana, Inc., a leading provider of IT governance software and services. By adding the Kintana product line, we expanded our offerings to help our customers to govern and manage the priorities, processes, and people required to run IT as a business.

Products and Services

In the third quarter of 2003, as part of our continued execution against our BTO technology, we announced our new Mercury Optimization Centers. Mercury Optimization Centers consist of integrated software, services, and best practices that enable IT functional teams to work in a centralized fashion, to save time, cut costs, and increase the effectiveness of critical IT activities.

Application Delivery Offerings

Our application delivery offerings help customers to optimize the quality and performance of both customer-built and pre-packaged software applications before they go into production. We offer two Mercury

Optimization Centers for application delivery that automate critical delivery functions, including test management, business-process test design, functional testing, load-testing, performance tuning, and diagnostics. This technology is used to optimize the pre-production software development, customization, and integration processes. These Mercury Optimization Centers enable customers to make informed “go live” decisions, decrease software defects, reduce the time and cost of deploying new software or software upgrades, and help ensure that software applications will produce their intended business results. In addition, certain of the capabilities of our two optimization centers are available through a managed service as our application delivery services.

Mercury Quality Center

Mercury Quality Center is used to test the functionality and optimize the quality of business applications before they are deployed. Automated testing ensures that software applications perform the business processes required to ensure user success. Mercury Quality Center provides functional testing and business process testing capabilities, as well as a comprehensive test management solution that allows customers to share information and other testing assets across the enterprise.

Mercury Quality Center core products include:

•	TestDirector is a global test management product that helps organizations deploy high-quality applications more quickly and effectively. TestDirector software integrates requirements management with test planning, test scheduling, test execution, and defect tracking in a single application to accelerate the quality testing process.

•	QuickTest Professional and WinRunner are automated functional, regression, and user acceptance testing products for Windows-based, Web, enterprise resource planning (ERP) and customer relationship management (CRM), .NET, and Java/J2EE applications. By capturing, verifying and replaying user interactions automatically, QuickTest Professional and WinRunner software identify defects and help ensure that business processes deliver the expected results and remain reliable throughout its lifecycle. QuickTest Professional software is available for browser-based and Java-based applications and ERP/CRM solutions. QuickTest Professional software was initially released in 2001. WinRunner software is available for Windows 98, Windows 2000, Windows Me, Windows XP, and Windows NT platforms.

Mercury Performance Center

Mercury Performance Center is used for optimizing business applications to ensure they scale to support the right number of users, transaction volumes, and performance levels in complex heterogeneous computing environments. Mercury Performance Center includes integrated capabilities for load-testing, performance tuning, and diagnostics.

Mercury Performance Center core products include:

•	Mercury LoadRunner TestCenter software is a global load-testing offering that enables organizations to manage multiple, concurrent load-testing projects across geographic locations. Mercury LoadRunner TestCenter is used as the enabling platform for companies developing a center of excellence to support application and infrastructure consolidation projects. It controls all aspects of large-scale performance load-testing projects, including resource allocation and scheduling from a centralized location accessible via the Web.

•

Mercury LoadRunner software is the industry-leading load-testing application for predicting system behavior and performance of enterprise applications. It exercises an entire enterprise infrastructure by emulating thousands of users and transactions while employing performance monitors to identify and isolate scalability problems at different levels of the technology stack. By using Mercury LoadRunner, customers can minimize testing cycles, reduce defects, optimize application performance, and accelerate application deployment. Mercury LoadRunner is available on a wide range of platforms, including Windows NT, Windows 2000, Windows XP, Sun Solaris, HP-UX, IBM AIX, and Linux.

•	Mercury Diagnostic software is comprised of two diagnostics modules acquired in conjunction with the Performant acquisition. Mercury LoadRunner Transaction Breakdown for J2EE helps customers rapidly identify and resolve J2EE applications performance problems. Mercury J2EE Deep Diagnostics is designed to solve code or configuration issues in production, staging, and testing. With these two J2EE diagnostic modules, customers can compress testing and tuning cycles, increase productivity, and accelerate performance problem repairs.

•	ProTune software is an automated performance tuning application. It applies a consistent and holistic methodology to automate the process of infrastructure and application optimization. Using ProTune, customers are able to isolate and resolve problems in a logical, systematic way before they impact end users.

Application Delivery Services

•	ProTune Delivery Service (formerly ActiveTune) software is a professional service for tuning and optimizing production systems across the entire system — application, database, and infrastructure. It isolates and resolves performance problems in production or pre-production environments.

•	ProTune Validation Service (formerly ActiveTest) is a managed service for full-scale capacity validation testing of Web sites and business critical Web-based applications. Using ProTune Validation Service software, our professionals help customers identify performance bottlenecks and capacity constraints.

•	Mercury J2EE Deep Diagnostics Service is a packaged service for quickly diagnosing complex J2EE application performance problems across all tiers of the technology stack — down to transaction instance and source code level. This service is designed to identify difficult application performance problems and help customers resolve costly problems, in pre-deployment or in production.

Application Management Offerings

Our application management offerings help customers optimize business availability and problem resolution. We offer one Mercury Optimization Center as well as a managed service for application management that facilitate a strategic, business-centric approach to ensuring that production software performs at the levels required to meet business goals. Additionally, our application management offerings enable customers to proactively manage and automate the repair of production problems, which reduces the business ramifications of downtime.

Mercury Business Availability Center

Mercury Business Availability Center enables IT operations teams to maximize business availability, manage IT operations from a business perspective, minimize downtime, and ensure applications are meeting established service levels with customers. It includes integrated applications and a business dashboard for monitoring and managing availability, service levels, and customer impact—all from an end-user, business point of view. In addition, our customers can choose to have the Mercury Business Availability Center delivered as a managed service.

Mercury Business Availability Center core products include:

•	Topaz Diagnostics is used to identify and diagnose the root cause of end-user performance problems. With Topaz Diagnostics, customers can reduce the time spent locating the source of problems and thereby resolve issues faster.

•	Topaz for Service Level Management (SLM) enables IT to manage service levels from the business perspective via service level agreement (SLA)-compliant reporting for complex business applications in distributed environments. It enables enterprises and service providers to measure application service levels against preset business objectives.

•	Topaz Business Availability software is an interactive dashboard that provides real-time visibility into key application-enabled business processes. By monitoring application performance and availability in real-time, Topaz Business Availability helps IT and business executives measure the results delivered by a software application.

•	Mercury Application Management Foundation (formerly Topaz Platform) offers an “agentless” monitoring architecture that includes our business process and end user monitoring infrastructure, as well as an infrastructure monitoring solution. Key components include:

•	Topaz Business Process Monitor software (formerly ActiveAgent) proactively monitors enterprise applications in real-time and alerts IT Operations groups to performance problems.

•	Topaz Client Monitor software (formerly Topaz Observer) gathers performance data directly from devices including desktops, laptops, and PDA’s as they execute transactions on applications.

•	Topaz Global Monitor software (formerly Topaz Rent-a-POP) provides a monitoring infrastructure that allows customers to gain insight into the end-user experience both inside and outside the firewall, from a single source.

•	Topaz Real User Monitor software (formerly Topaz Prism) is a solution for measuring the online experience of every user, from every location, all the time. With Topaz Real User Monitor, customers can quantify the business impact of performance problems and effectively prioritize resolution efforts.

•	Mercury SiteScope software features an “agentless” architecture that is suited to monitoring the availability of distributed systems, network services, servers, and applications. SiteScope was acquired in May 2001 in conjunction with our acquisition of Freshwater.

•	Topaz Auto-RCA software speeds problem resolution through automated root cause analysis (RCA).

•	Topaz Open API software integrates performance data from other systems management tools across the enterprise.

•	Topaz EMS Adapters software integrates enterprise management systems with our application management products.

Application Management Services

•	Mercury SiteSeer is our managed service for real-time monitoring and availability that leverages the SiteScope agentless monitoring architecture.

•	Topaz Managed Services (formerly ActiveWatch) is our managed service for business availability, performance, and service level management of production applications.

IT Governance Offerings

Our IT Governance offerings are designed to govern and manage the priorities, processes, and people required to run IT as a business. Mercury IT Governance Center helps customers digitize and automate IT business processes from demand through production, enabling them to optimize and align IT strategy and execution.

Mercury IT Governance Center

Mercury IT Governance Center provides integrated capabilities for managing the strategic components of IT. It provides real-time data to consolidate key governance functions such as demand management, portfolio and project management, and resource management, and a comprehensive system to help comply with regulations such as Sarbanes-Oxley Act of 2002. It offers support for quality programs and process control frameworks such as Six-Sigma, CMMI, ITIL, ISO-9000, and COBiT. In addition, it integrates workflow, security, execution, and reporting services.

Mercury IT Governance Center core products include:

•	IT Governance Dashboard provides real-time visibility into IT priorities, spending, resources, projects, trends, status, and key deliverables.

•	Mercury Change Management enables customers to automate software changes across all applications systems and lifecycle phases.

•	Mercury Demand Management enables customers to consolidate and manage the business demands and requests being placed on IT.

•	Mercury Financial Management enables customers to align IT budgets, activities, and costs.

•	Mercury Portfolio Management enables customers to manage IT portfolios in real-time.

•	Mercury Program Management enables customers to digitize complex Program Management Office (PMO) processes.

•	Mercury Project Management enables customers to enable collaborative project management.

•	Mercury Resource Management enables customers to manage resources for strategic projects as well as day-to-day activities.

•	Mercury Time Management enables customers to manage time and work, including project tasks and day-to-day activities.

•	Mercury IT Governance Foundation provides an integrated transaction processing architecture with shared services across all IT governance applications.

Customers

Our customers represent global leaders and mid-tier companies in a wide range of industries and levels of government. Representative customers from which we generated significant orders in 2003 include companies such as Bank of America, DHL, DaimlerChrysler, Fidelity, Hewlett Packard, IBM, Liberty Mutual, Lockheed Martin, Nationwide, Pfizer, Royal Bank of Scotland, SBC Communications, Siemens, T-Mobile, Toyota Motor, Vodafone, and Volkswagen.

Research and Development

Since our inception in 1989, we have made significant investments in research and product development. We believe that our success will depend in large part on our ability to maintain and enhance our current product line, develop new products and solutions, maintain technological competitiveness, extend our technological leadership, and meet changing customer requirements.

In addition to the teams developing application delivery, application management, and IT governance centers, products and services, we maintain a research organization that is responsible for exploring new strategies and applications of core technologies, migrating new technologies into the existing product lines, acquiring or licensing certain technologies or products from third parties, and maintaining research relationships outside our organization both within industry and academia. Our research and development organization also maintains relationships with third-party software vendors and with many major hardware vendors on whose platforms our products operate.

Our primary research and development facility is located near Tel Aviv, Israel. Performing research and development in Israel offers a lower cost structure than in the U.S. Operating in Israel has also allowed us to receive tax incentives from the government of Israel (see Note 11 to the consolidated financial statements for additional information regarding our income tax provision). Our Israeli engineers typically hold advanced degrees in computer-related disciplines from leading academic institutions.

We also have engineering facilities in Boulder, Colorado; Bellevue, Washington; and Sunnyvale, California that were acquired in conjunction with our acquisitions of Freshwater in May 2001, Performant in May 2003, and Kintana in August 2003, respectively.

For the years ended December 31, 2003, 2002, and 2001, we incurred $55.6 million, $42.2 million, and $40.7 million in research and development expenses, excluding stock-based compensation of $0.3 million, $0.5 million, and $0.6 million, respectively. As of December 31, 2003, our research and development organization consisted of 539 employees.

Sales, Marketing, and Alliance Partners

Sales

We employ highly skilled enterprise sales professionals and systems engineers to understand our customers’ needs and to explain and demonstrate the value of our products and services. We sell our products primarily through our direct sales organization, which is supported by our pre-sales systems engineers. Our sales organization also includes our inside corporate sales professionals, who are primarily responsible for smaller transactions with existing customers. As of December 31, 2003, our sales organization consisted of 820 employees.

Our subsidiaries and branches operate sales and support offices in the Americas; Europe, the Middle East and Africa (EMEA); Asia Pacific (APAC); and Japan. The Americas includes Brazil, Canada, and the United States of America. EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. As of December 31, 2003, we had a total of 68 sales and support offices throughout the world, of which 38 were in the Americas, 20 were in EMEA, 8 were in APAC, and 2 were in Japan.

Marketing

Our marketing organization is primarily responsible for promoting our BTO strategy through a number of marketing campaigns, including our BTO executive summit, business and trade press tours, industry analyst briefings, global advertising and lead generation campaigns targeted at senior IT executives. In fiscal 2003, marketing activities included direct mailings to customers and prospects, as well as attendance and sponsorship at strategic industry events and tradeshows. We also hosted a series of seminars to specific resellers, end-users, and prospects designed to familiarize attendees with the capabilities of our BTO vision and Mercury Optimization Center offerings. As of December 31, 2003, our marketing organization consisted of 135 employees.

Alliance Partners

We work with a wide range of partners around the globe. Our strategy is to partner with global software vendors, global systems integrators, value-added resellers, and database infrastructure vendors to provide our customers with a wide breadth and depth of leading software and services to get the most value out of their BTO implementations and strategies. These companies include:

•	global software vendors that provide enterprise applications, such as Oracle, PeopleSoft, SAP AG, and Siebel Systems;

•	major systems integrators, including Accenture, BearingPoint, Cap Gemini Ernst & Young, and IBM Global Services; and

•	IT application infrastructure vendors such as BEA Systems, Citrix Systems, Hewlett-Packard, IBM, Oracle, and Sun Microsystems.

We derive a portion of our business from sales of our products through our alliance partners, which include value-added resellers and major systems integration firms including Accenture, BearingPoint, Cap Gemini Ernst & Young, IBM Global Services, and others on a worldwide basis. We normally pay our alliance partners through our channel business in the form of a discount or a fee for the referral of business, which is netted against revenue recognized.

Customer Support

Our customer support organization provides post-sales support through renewable maintenance contracts. These contracts provide for technical support as well as software upgrades on an “if and when available” basis. Our customer support organization offers different customer support programs to suit varying needs of our global customers. Our development teams in Israel serve as an extension of our customer support organization to assist when local support centers are unable to solve a problem. We believe that a strong customer support organization is integral to both the initial marketing of our products and maintenance of customer satisfaction, which in turn enhances our brand and improves opportunity for repeat orders. In addition, the customer feedback received through our ongoing support function provides us with information on market trends and customer requirements that are strategic to ongoing product development efforts. As of December 31, 2003, our customer support organization consisted of 206 employees.

Professional Services

Our professional services organization offers the expertise, knowledge, and practices to help the customer implement an enterprise-wide BTO strategy. We help the customer measure the quality of their applications and automated business processes from a business perspective, maximize technology and business performance at each stage of the application lifecycle, and manage IT operations for continuous improvement. We offer courses in a variety of topics, methods of delivery, and locations. Post-sales support is provided by our professional services organizations through training and consulting engagements. As of December 31, 2003, our professional services organization consisted of 192 employees. In addition, our certified partners are able to assist our customers with the implementation of our entire portfolio of Mercury Optimization Center offerings.

Managed Services

Our managed services offerings are a strategic part of our overall support strategy to help ensure that our customers are successful with our application delivery, application management, and IT governance Mercury Optimization Centers. These services offer customers the choice to run Mercury software in-house or have us provide them with an outsourced offering. By deploying our software as a service over the Internet, our managed services help our customers rapidly derive more value from their IT investments while minimizing costs and risks. Our managed services provide an infrastructure that consists of server farms, a robust infrastructure for managing data, and more than 400 agent machines located in more than 80 cities around the world. In addition, to help customers be successful in implementing our BTO products, our managed services can be augmented with on-going knowledge transfer from our professional services. We believe that offering our customers the choice of whether to run Mercury software internally or have us provide it as a managed service is a significant competitive advantage over vendors who only offer one or the other option. As of December 31, 2003, our managed services organization consisted of 85 employees.

Licensing, Pricing, Deferred Revenue, and Seasonality

We license our software to customers under non-exclusive license agreements on either subscription, perpetual, or multiple year term bases that generally restrict use of the products to internal purposes at a specified site. We typically license software products to either allow up to a set number of users to access the software on a network at any one time, using any workstation attached to that network, or to allow use of the software on designated computers or workstations. In addition, our managed services, our application management products, and some of our application delivery and IT governance products are licensed and priced based on usage, such as the number of transactions monitored, number of virtual users emulated per day, or period of usage.

We believe that offering customers term and subscription license contracts provides us with an unique differentiator. Term and subscription licensing enable Mercury customers to license the software they need for the time period they use it, while providing Mercury with the opportunity to earn renewals and contract expansion over time.

Our products are priced to encourage customers to purchase multiple products and licenses and expand the usage of our technology. License fees depend on the product licensed, the term of the license, the number of users for the product licensed, and the locations in which such licenses are sold, as international prices tend to be higher than U.S. prices. Sales to our indirect sales channels, which are intended for resale to end users, are made at discounts from our list prices based on the sales volume of the indirect sales channels. Original purchases of maintenance and renewal maintenance sales are priced at specified percentages of the related license fees. Training and consulting revenues are generally generated on a time and expense basis.

We recognize revenue ratably from subscription contracts whose terms generally range over a period of one to three years. Recognized revenue from these contracts was $98.9 million, $53.0 million, and $32.8 million for the years ended 2003, 2002, and 2001, respectively. As of December 31, 2003, based on subscription contracts sold as of such date, we expected to recognize $94.7 million of subscription revenue in fiscal 2004, and $55.2 million in periods after fiscal 2004. In addition, we enter into a small number of maintenance contracts that have terms greater than one year. Recognized revenue from these contracts was $15.3 million, $11.2 million, and $8.2 million for the years ended 2003, 2002, and 2001, respectively. As of December 31, 2003, based on maintenance contracts sold as of such date, we expected to recognize $101.3 million of maintenance revenue in fiscal 2004, and $8.4 million in periods after fiscal 2004.

We do not have any sales contracts that obligate our customers to buy any material products or services over future periods other than those sales recorded as either revenues or deferred revenues.

We have experienced seasonality in our orders and revenues which may result in seasonality in our earnings. The fourth quarter of the year typically has the highest orders and revenues for the year and higher orders and revenues than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers being typically higher in the third and fourth fiscal quarters, from our application management business being typically strongest in the fourth fiscal quarter and weakest in the first fiscal quarter, and to a lesser extent, from the structure of our sales commission program. We expect this seasonality to continue in the future.

Competition

The market for our business technology optimization products and services is extremely competitive, dynamic, and subject to frequent technological change. Currently we have no direct competitor offering BTO software across IT governance, application delivery, and application management. Over time, we do expect software vendors to attempt to build comprehensive BTO offerings to compete directly with us. We do experience competition in the various market areas of BTO. There are few substantial barriers of entry into our market. The Internet has further reduced these barriers of entry, allowing other companies to compete with us in our markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

In the BTO market for application delivery, some competitors include Compuware, Empirix, IBM Software Group, Segue Software, and others. In the new and rapidly changing markets for application management, some principal competitors include vendors of systems and network management software such as BMC Software, Computer Associates, HP OpenView (a division of Hewlett-Packard), and Tivoli (a division of IBM), and providers of hosted services such as Keynote Systems. Additionally, we face potential competition in this market from existing providers of application delivery solutions such as Segue Software and Compuware. In the market for IT governance solutions, our principal competitors include application vendors such as SAP, PeopleSoft, Oracle, and Lawson, as well as point tool vendors such as Primavera and Niku.

We believe that the principal competitive factors affecting our market are:

•	price and cost effectiveness;

•	product functionality;

•	product performance, including scalability and reliability;

•	quality of support and service;

•	company reputation;

•	depth and breadth of BTO offerings;

•	R&D leadership;

•	financial stability;

•	flexibility of our licensing model;

•	global capabilities; and

•	alliance partnerships.

Although we believe that our products and services currently compete favorably with respect to these factors, the market for application management is growing, the market for application delivery is evolving, and the market for IT governance is emerging. We may not be able to maintain our competitive position, which could lead to a decrease in our revenues. The software industry is increasingly experiencing consolidation and this could increase the resources available to our competitors and the scope of their product offerings. For example, our former application delivery competitor, Rational Software, was acquired by IBM Software Group. Our competitors and potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies, or make more attractive offers to distribution partners and employees. Additionally we anticipate the possibility of application delivery and application management vendors expanding their offerings by acquiring or developing IT governance and managed service offerings.

Patents, Trademarks, and Licenses

We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect proprietary rights in our products and services. The source code for our products is protected both as a trade secret and as an unpublished copyrighted work. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the U.S. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

We rely on software that we license from third parties for certain components of our products and services including the ecosystem blueprinting technology we licensed from Motive. In the future, we may license other third party technologies to enhance our products and services and meet evolving customer needs. The failure to license any necessary technology, or to maintain our existing licenses, could result in reduced demand for our products.

Because the software industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

As of March 1, 2004, we have been granted or own by assignment 23 patents issued in the U.S. and have over 20 patent applications on file with the United States Patent and Trademark Office (including continuation and divisional applications) for elements contained in our products and services. Once granted, we expect the duration of each patent will be up to 20 years from the effective date of filing of the applications. Our earliest two issued patents can remain effective until April 11, 2017. In addition, we have three patents issued in Australia, and over 10 patent applications pending in various countries, including, but not limited to, Canada, Mexico, Japan, Australia, Israel, and the European Union. We intend to continue to file patent applications and maintain our existing patents as appropriate in the future. We cannot be sure, however, that any of our pending patent applications will be allowed, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technologies or design around any of our patents. We do not believe we are significantly dependent on any of our patents.

Although we believe that our products and services and other proprietary rights do not infringe upon the proprietary rights of third parties, third parties may assert intellectual property infringement claims against us in the future. Any such claims may result in costly, time-consuming litigation and may require us to enter into royalty or cross-license arrangements.

Personnel

As of December 31, 2003, we had a total of 2,322 employees, of which 1,169 were based in the Americas and 1,153 were based outside the Americas. Of the total, 955 were engaged in marketing and selling, 483 were in services and support, 539 were in research and development, and 345 were in general and administrative functions. Our success depends in significant part upon the performance of our senior management and certain key employees. Competition for highly skilled employees, including sales, technical, and management personnel, is strong in the software and technology industry. We may not be able to recruit and retain key sales, technical, and managerial employees. Our failures to attract, assimilate, or retain highly qualified sales, technical, and managerial personnel could seriously harm our business. Additionally we had changes in the roles, responsibilities, and personnel in our executive management. Any failures of our executive team to adopt and change to these new roles and responsibilities could have an adverse affect on our business. None of our employees are represented by a labor union, we have never experienced any work stoppages, and we believe that our employee relations are in good standing.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act). Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy, and information statements and other information regarding issuers that file electronically.

You can access financial and other information on our website at www.mercuryinteractive.com/company/ir/docs. We have made all reports and amendments to reports from November 15, 2002 to December 31, 2003 available on our website. We also make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 2.    Properties

In October 2003, we leased four buildings with a total square footage of 253,000 in Mountain View, California for our new headquarters. We plan to move into these buildings starting in the second quarter of fiscal 2004. Until that move is completed, we are headquartered in Sunnyvale, California in two buildings that we own with a total square footage of 105,500. In January 2004, we sold two vacant buildings in Sunnyvale, California with a total square footage of 50,000. In addition, we leased office buildings in other locations within the Americas. As of December 31, 2003, we leased approximately 190,000 square feet of office buildings in other locations within the Americas.

Our primary research and development activities are conducted by our subsidiary in Israel in two buildings that we own with a total square footage of 255,000. We also lease two buildings, one of which is used for research and development activities and the other of which is used for manufacturing activities. In February 2004, we purchased approximately 30,000 square feet of land near our existing offices in Israel to accommodate future expansion in research and development activities.

As of December 31, 2003, we had a total of 68 sales and support offices throughout the world, of which 38 were in the Americas, 20 were in EMEA, 8 were in APAC, and 2 were in Japan.

As of December 31, 2003, we leased office buildings in EMEA, APAC, and Japan with a total square footage of 151,000, 31,000, and 7,000, respectively.

We believe that our existing facilities are adequate for our current needs.

Item 3.    Legal Proceedings

There are presently no material legal proceedings pending, other than routine litigation incidental to our business, to which we are a party or to which any of our properties is subject. It is common in our industry to experience legal disputes with customers, shareholders, partners, and/or employees. This type of legal action could significantly harm our business.

Item 4.    Submission of Matters to a Vote of Security Holders

(a) A Special Meeting of Stockholders (Meeting) of Mercury Interactive Corporation was held at our offices at 1325 Borregas Avenue, Sunnyvale, California 94089 at 10:00 a.m. Pacific Standard Time on Wednesday, December 10, 2003.

(b) The following proposals were considered at the Meeting with their results according to the respective vote of the stockholders:

PROPOSAL 1—Ratify and approve the amendment to the Amended and Restated 1999 Stock Option Plan to increase the number of shares reserved for issuance by an additional 3,000,000 shares.

For	Against	Abstentions	Broker Non-Votes
37,123,304	33,217,004	465,868	0

PROPOSAL 2—Ratify and approve the amendment to the Amended and Restated 1998 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by an additional 5,000,000 shares.

For	Against	Abstentions	Broker Non-Votes
58,944,080	11,397,655	464,441	0

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

Our common stock is traded publicly on the NASDAQ National Market under the trading symbol “MERQ.” The following table presents, for the periods indicated, the high and low intra-day sale price per share of our common stock as reported on the NASDAQ National Market.

	High	Low
Year Ended December 31, 2002:
First Quarter	$42.48	$28.40
Second Quarter	$39.98	$22.00
Third Quarter	$28.90	$16.93
Fourth Quarter	$35.68	$15.15
Year Ended December 31, 2003:
First Quarter	$38.63	$29.28
Second Quarter	$44.20	$29.24
Third Quarter	$52.16	$37.25
Fourth Quarter	$52.43	$42.01

Holders of Record

As of February 27, 2004, there were approximately 354 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.    Selected Consolidated Financial Data

	Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
License fees	$201,047	$192,212	$203,817	$206,835	$130,890
Subscription fees	98,858	53,024	32,783	9,265	—

Total product revenues	299,905	245,236	236,600	216,100	130,890
Maintenance fees	159,030	122,343	98,536	64,250	38,064
Professional service fees	47,538	32,543	25,864	26,650	18,746

Total revenues	506,473	400,122	361,000	307,000	187,700

Costs and expenses:
Cost of license and subscription	29,056	24,804	23,915	15,626	6,327
Cost of maintenance	11,880	11,662	10,712	4,969	2,094
Cost of professional services (excluding stock-based compensation)	36,889	24,334	20,396	21,359	16,173
Marketing and selling (excluding stock-based compensation)	238,765	193,775	182,682	147,077	87,060
Research and development (excluding stock-based compensation)	55,608	42,246	40,726	35,282	25,438
General and administrative (excluding stock-based compensation)	40,000	32,407	24,806	19,274	12,621
Stock-based compensation	5,992	1,163	1,999	—	—
Acquisition related charges	11,968	—	—	—	—
Restructuring, integration and other related charges	3,389	(537)	5,361	—	2,000
Amortization of goodwill and other intangible assets	7,470	2,375	30,125	—	—
Facilities impairment	16,882	—	—	—	—

Total cost and expenses	457,899	332,229	340,722	243,587	151,713

Income from operations	48,574	67,893	20,278	63,413	35,987
Interest income	34,720	35,119	36,981	30,526	6,847
Interest expense	(19,551)	(23,370)	(23,636)	(11,775)	—
Net loss on investments in non-consolidated companies	(3,524)	(5,296)	—	—	—
Other income (expense), net	(2,524)	8,043	17,113	(1,289)	(821)

Income before provision for income taxes	57,695	82,389	50,736	80,875	42,013
Provision for income taxes	16,182	17,185	16,582	16,175	8,869

Net income	$41,513	$65,204	$34,154	$64,700	$33,144

Net income per share (basic)	$0.48	$0.78	$0.41	$0.81	$0.44

Net income per share (diluted)	$0.45	$0.74	$0.39	$0.73	$0.39

Weighted average common shares (basic)	87,124	83,938	82,559	79,927	76,112

Weighted average common shares and equivalents (diluted)	92,728	87,640	88,567	88,745	85,208

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$706,360	$527,246	$427,781	$628,743	$171,327
Working capital	523,045	377,343	342,724	556,821	138,711
Total assets	1,970,510	1,075,283	927,625	976,375	297,218
Convertible notes	811,159	316,972	377,480	500,000	—
Stockholders’ equity	700,369	445,168	354,345	303,032	199,531

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

Overview

Mercury is the leading provider of software and services for the Business Technology Optimization (BTO) marketplace. BTO is a business strategy for aligning IT and business goals while optimizing the quality, performance, and business availability of strategic software applications and systems. Our application delivery, application management and IT governance products and services, and the Mercury Optimization Centers are designed to help our customers increase the business value of IT with BTO.

We have aligned our enterprise software business model with the way we believe customers want to license and deploy enterprise software today. Customers are moving away from the rigidity of perpetual software licenses to flexible term or subscription based contracts. Customers have the choice between running software in-house or having software delivered as a hosted or managed service. Mercury’s enterprise software business model enables our customers to license the right software, for the right period of time, and have it deployed the right way—while giving Mercury the right financial incentives to renew and expand our relationships with customers.

We believe that the success of our model can be seen in our financial results which include significant growth in revenue and deferred revenue. In order to understand our financial results, it is important to understand our changing business model and its impact on the consolidated statement of operations and the consolidated balance sheet. We continue to experience a dramatic increase in the amount of software licenses structured as term or subscription based contracts. The majority of these types of contracts are required to be recorded initially as deferred revenue on the consolidated balance sheet and then recognized in subsequent periods over the term of the contract as subscription revenue in our consolidated income statement (see below under Business Model). Therefore, to understand the full growth of our business, one must look at both revenue and the change in deferred revenue.

Business Model

Revenue consists of fees for the license and subscription of our software products, maintenance fees, and professional service fees. License revenue is comprised of license fees charged for the use of our products under perpetual or multiple year arrangements in which the fair value of the license fee is separately determinable from maintenance and/or professional services. Subscription revenue, including managed service revenue, represents license fees to use one or more software products, and to receive maintenance support (such as hotline support and updates) for a limited period of time. Since subscription licenses include bundled products and services, for which the fair value of the license fee is not separately determinable from maintenance, both product and service revenue is generally recognized ratably over the term. Maintenance revenue is comprised of fees charged for post-contract customer support, which are determinable based upon renewal rates quoted in the contracts, and in the absence of stated renewal rates upon separate sales of renewals to other customers. Professional service revenue is comprised of fees charged for product training and consulting services, which are determinable based upon separate sales of these services to other customers by us.

Due to the different treatment of subscription and perpetual licenses under applicable accounting rules, each type of license has a different impact on our consolidated financial statements. When a customer buys a subscription license, the majority of the revenue will be recorded as deferred revenue on our consolidated balance sheet. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized as revenue. Deferred revenue is reduced as revenue is recognized. Under perpetual licenses (and some multi-year arrangements for which separate vendor specific objective evidence exists for undelivered elements), a higher proportion of all license revenue is recognized in the quarter that the product is delivered, with a lesser proportion recorded as deferred revenue. Therefore, an order for a subscription license will result in significantly lower current-period revenue than an equal-sized order under a perpetual license. Conversely, an order for a subscription license will result in higher revenues recognized in future periods than an equal-sized order for a perpetual license.

Our license revenue in any given quarter is dependent upon the volume of perpetual license orders delivered during the quarter and the amount of subscription revenue amortized from deferred revenue and, to a small degree, revenue recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of perpetual licenses and subscription licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). Our ability to achieve our revenue targets is also impacted by the mix of domestic and international sales, together with fluctuations in foreign exchange rates. For the year ended December 31, 2003, our revenues were affected favorably by a weakening of the U.S. dollars relative to other currencies, primarily the Euro and British Pound. Total revenues from international sales for fiscal 2003 was $184.5 million, an increase of $46.9 million, compared to fiscal 2002. $21.7 million of this increase was due to fluctuations in foreign exchange rates. If there is a decrease in value of foreign currencies, our revenues from international sales would be negatively impacted. If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets. In 2002, we changed the mix of software license types to a higher percentage of subscription licenses. We believe that this shift will continue in the future as we offer more products on a subscription basis and more customers license our products on a subscription basis. This shift may cause us to experience a decrease in recognized revenue, as well as continued growth of deferred revenue.

Cost of license and subscription includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation, and production personnel; and costs associated with our managed services business, including personnel-related costs, fees to providers of Internet bandwidth and related infrastructure, and depreciation expense of managed services equipment. Cost of maintenance includes direct costs of providing product customer support, largely consisting of personnel costs and related expenses; and the cost of providing upgrades to our subscription customers. We have not broken out the costs associated with subscriptions because these costs cannot be separated between license and subscription cost of revenue. Cost of professional services includes direct costs of providing product training and consulting, largely consisting of personnel costs and related expenses. License and subscription, maintenance, and professional services costs also include allocated facility and information technology infrastructure expenses.

The costs associated with subscription licenses, which include the cost of products and services, are expensed as incurred over the subscription term. In addition, we defer the portion of our commission expense related to subscription licenses and amortize the expense over the subscription term. See “Critical Accounting Policies” for a full description of our estimation process for accrued liabilities.

Results of Operations

The following table sets forth, as a percentage of total revenues, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	Year ended December 31,
	2003	2002	2001
Revenues:
License fees	40%	48%	57%
Subscription fees	20	13	9

Total product revenues	60	61	66
Maintenance fees	31	31	27
Professional service fees	9	8	7

Total revenues	100	100	100

Costs and expenses:
Cost of license and subscription	6	6	6
Cost of maintenance	3	3	3
Cost of professional services (excluding stock-based compensation)	7	6	5
Marketing and selling (excluding stock-based compensation)	47	48	51
Research and development (excluding stock-based compensation)	11	11	11
General and administrative (excluding stock-based compensation)	8	8	7
Stock-based compensation	1	—	1
Acquisition related charges	2	—	—
Restructuring, integration and other related charges	1	—	1
Amortization of goodwill and other intangible assets	1	1	8
Facilities impairment	3	—	—

Total costs and expenses	90	83	93

Income from operations	10	17	7
Interest income	6	9	10
Interest expense	(4)	(6)	(7)
Net loss on investments in non-consolidated companies	(1)	(1)	—
Other income (expense), net	—	1	5

Income before provision for income taxes	11	20	15
Provision for income taxes	3	4	5

Net income	8%	16%	10%

Certain reclassifications have been made to the consolidated statements of operations for the years ended December 31, 2002 and 2001 in order to conform to the current year presentation, specifically the allocation of information technology infrastructure and facility expenses.

Revenues

License fees

License fee revenue was $201.0 million for the year ended December 31, 2003, compared to $192.2 million for the year ended December 31, 2002, an increase of 5%. This increase of $8.8 million in license fee revenues was primarily attributable to the sale of IT governance products acquired through the acquisition of Kintana in August 2003 and an increase of $2.7 million in application management license fees, mainly due to an increase in sales of our application management licenses including products acquired through the acquisition of Freshwater. IT governance license fee revenue was $7.6 million in 2003. The increase of license fee revenue was partially offset by a decrease of $1.5 million in application delivery license fee revenue due to more customers licensing our products on a subscription basis. We expect our license fee revenues to increase in absolute dollars in fiscal 2004.

License fee revenue was $192.2 million for the year ended December 31, 2002, compared to $203.8 million for the year ended December 31, 2001, a decrease of 6%. This decrease of $11.6 million in license fee revenue was primarily attributable to a decrease of $14.1 million in application delivery license fees due to a continuous effort to shift to a subscription pricing model and reduced IT spending environment, partially offset by an increase of $2.5 million in application management license fees due to the increase in sales of licenses of our products acquired through the acquisition of Freshwater.

Subscription fees

Subscription fee revenue was $98.9 million for the year ended December 31, 2003, compared to $53.0 million for the year ended December 31, 2002, an increase of 87%. This increase of $45.9 million in subscription fee revenue was primarily attributable to an increase in license sales of $22.9 million in both application management subscription products and services and application delivery subscription due to more products being offered and more customers licensing our products on a subscription basis. We expect sales of our subscription licenses and services to continue to increase in absolute dollars in fiscal 2004.

Subscription fee revenue was $53.0 million for the year ended December 31, 2002, compared to $32.8 million for the year ended December 31, 2001, an increase of 62%. This increase of $20.2 million in subscription fee revenue was primarily attributable to an increase of $11.8 million in application management subscription products and services revenue and an increase of $8.4 million in our application delivery subscription revenue due to an increase in licenses on a subscription basis.

Maintenance fees

Maintenance fee revenue was $159.0 million for the year ended December 31, 2003, compared to $122.3 million for the year ended December 31, 2002, an increase of 30%. This increase of $36.7 million in maintenance fee revenue was primarily attributable to an increase of $32.8 million in application delivery maintenance fee revenue due to renewals of existing maintenance contracts, an increase of $2.2 million in application management maintenance fee revenue due to renewals of maintenance contracts for products including those acquired through the acquisition of Freshwater, and $1.7 million in maintenance fee revenue from the sale of IT governance products acquired through the acquisition of Kintana. We expect that maintenance fee revenue will continue to increase in absolute dollars in 2004.

Maintenance fee revenue was $122.3 million for the year ended December 31, 2002, compared to $98.5 million for the year ended December 31, 2001, an increase of 24%. This increase of $23.8 million in maintenance fee revenue was primarily attributable to an increase of $20.1 million in application delivery maintenance fee revenue due to renewals of existing maintenance contracts and an increase of $3.7 million in application management maintenance fee revenue due to products acquired through the acquisition of Freshwater.

Professional service fees

Professional service fee revenue was $47.5 million for the year ended December 31, 2003, compared to $32.5 million for the year ended December 31, 2002, an increase of 46%. This increase of $15.0 million in professional service fee revenue was attributable to $6.6 million consulting fees for service engagements related to the sale of IT governance products acquired through the acquisition of Kintana. The increase was also attributable to an increase of $5.5 million in professional service fees associated with application delivery products and an increase of $2.9 million in professional service fees associated with application management products due to a continuous growth in both of our application delivery and application management product offerings and an effort to increase our professional service offerings to our customers. We expect our professional service fee revenue to continue to increase in absolute dollars in fiscal 2004.

Professional service fee revenue was $32.5 million for the year ended December 31, 2002, compared to $25.9 million for the year ended December 31, 2001, an increase of 26%. This increase of $6.7 million in professional service fee revenue was primarily attributable to an increase of $5.5 million in professional service fees associated with application delivery products and an increase of $1.2 million in professional service fees associated with application management products due to the continuous growth of our application management product offerings.

International sales revenue

International sales represented 36%, 34%, and 35% of our total revenues in 2003, 2002, and 2001, respectively. Our international revenue increased 34% in absolute dollars in 2003, compared to 2002, primarily due to a weakening of the U.S. dollar and improved sales performance in Europe, the Middle East and Africa (EMEA) of $37.2 million, Asia Pacific (APAC) of $9.1 million, and Japan of $0.7 million. Our international revenue increased 8% in absolute dollars in 2002, compared to 2001, primarily due to improved sales performance in EMEA and Japan and foreign currency fluctuations.

Costs and expenses

Cost of license and subscription

Cost of license and subscription was $29.1 million for the year ended December 31, 2003, or 6% of total revenues, compared to $24.8 million for the year ended December 31, 2002, or 6% of total revenues. The increase of $4.3 million was primarily attributable to an increase of $5.2 million in personnel-related costs due to an increased number of employees and an increase in professional service costs of $0.7 million related to subcontractor services provided to certain ProTune customers. The increase was partially offset by a decrease of $0.9 million in allocated facility expenses. Based upon our revenue growth as described in “Revenues,” we expect cost of license and subscription to continue to increase in absolute dollars in fiscal 2004.

Cost of license and subscription was $24.8 million for the year ended December 31, 2002, or 6% of total revenues, compared to $23.9 million for the year ended December 31, 2001, or 6% of total revenues. The increase of $0.9 million was primarily due to an increase of $0.6 million in royalty costs due to an increase in sales of products covered under OEM agreements with third parties and an increase of $0.6 million in allocated facility expenses. The increase was partially offset by a decrease in other expenses such as shipping charges.

Cost of maintenance

Cost of maintenance was $11.9 million for the year ended December 31, 2003, or 3% of total revenues, compared to $11.7 million for the year ended December 31, 2002, or 3% of total revenues. Based upon our revenue growth as described in “Revenues,” we expect cost of maintenance to increase in absolute dollars in fiscal 2004.

Cost of maintenance was $11.7 million for the year ended December 31, 2002, or 3% of total revenues, compared to $10.7 million for the year ended December 31, 2001, or 3% of total revenues.

Cost of professional services

Cost of professional services was $36.9 million for the year ended December 31, 2003, or 7% of total revenues, compared to $24.3 million for the year ended December 31, 2002, or 6% of total revenues. The increase of $12.6 million was primarily due to an increase of $11.0 million in personnel-related costs due to an increased number of employees, of which $3.5 million was related to Kintana employees who joined us as part of the acquisition, an increase of $0.9 million in allocated facility expenses, and an increase of $0.9 million in allocated IT infrastructure expenses. These increases were partially offset by a decrease of $0.6 million in outsourcing expense due to a higher utilization of our internal professional services group, resulting in less outsourcing activities. Based upon our revenue growth as described in “Revenues,” we expect cost of professional services to continue to increase in absolute dollars in fiscal 2004.

Cost of professional services was $24.3 million for the year ended December 31, 2002, or 6% of total revenues, compared to $20.4 million for the year ended December 31, 2001, or 5% of total revenues. The increase of $3.9 million was primarily due to an increase of $2.5 million in personnel-related costs due to an increased number of employees and an increase of $1.2 million due to product training payments, which were previously recognized as a contra-expense, reclassified to revenue.

Marketing and selling

Marketing and selling expense consists of employee salaries and related costs, sales commissions, marketing programs and campaigns, and allocated facility and information technology infrastructure expenses. Marketing and selling expense was $238.8 million for the year ended December 31, 2003, or 47% of total revenues, compared to $193.8 million for the year ended December 31, 2002, or 48% of total revenues. The increase of $45.0 million was primarily attributable to an increase of $30.5 million in personnel-related costs due to an increased number of employees and an increase of $3.7 million in commission expense due to an increase in sales revenue and the number of sales employees. This increase included personnel-related costs of $4.2 million and commission expenses of $1.0 million related to Kintana employees who joined us as part of the acquisition. The increase was also attributable to an increase of $5.5 million in marketing programs to promote our BTO initiative through a number of campaigns, an increase of $2.9 million in allocated IT infrastructure expenses, a severance charge of $1.5 million, and an increase of $1.0 million in professional services. The severance charge of $1.5 million was related to accrued salaries and bonuses for a former executive officer. In December 2003, we entered into a severance agreement with a former executive officer. In accordance with the agreement, he is entitled to salary and bonus through October 3, 2005. We also modified terms of certain options granted to this former officer (see further discussion under stock-based compensation below). These increases were partially offset by a decrease of $0.9 million in allocated facility expenses due to a slight decrease in the headcount percentage in marketing and selling department relative to our total employees in fiscal 2003.

Marketing and selling expense was $193.8 million for the year ended December 31, 2002, or 48% of total revenues, compared to $182.7 million for the year ended December 31, 2001, or 51% of total revenues. The increase of $11.1 million was primarily attributable to an increase of $8.7 million in personnel-related costs due to an increased number of employees. This increase was also attributable to a $1.7 million increase in marketing programs due to the launch of our BTO initiative together with the cancellation of a marketing event in 2001, and a $0.7 million increase in allocated facilities related costs due to the addition of new offices. These costs were partially offset by a decrease of $0.7 million in allocated IT infrastructure expenses and a decrease of $0.7 million primarily related to referral fees costs previously netted against selling expenses, as well as a decrease of $0.6 million in commission expense due to changes made in our sales compensation plan in the beginning of 2002.

Research and development

Research and development expense is comprised of employee salaries and related costs, consulting costs, equipment depreciation and allocated facility and IT infrastructure expenses associated with the development of new products, enhancements of existing products, and quality assurance procedures. Research and development expense was $55.6 million for the year ended December 31, 2003, or 11% of total revenues, compared to $42.2 million for the year ended December 31, 2002, or 11% of total revenues. The increase of $13.4 million was primarily attributable to an increase of $9.8 million in personnel-related costs due to an increased number of employees, of which $3.0 million was related to Kintana employees who joined us as part of the acquisition, an increase of $1.8 million in allocated facility expenses, and an increase of $1.7 million in allocated IT infrastructure expenses. The increase was also attributable to a $1.8 million devaluation of the U.S. dollar to the Israeli Shekel as a substantial portion of our research and development expenses were in Israeli Shekel. Based upon our product development plan, we expect research and development expense to continue to increase in absolute dollars in fiscal 2004.

Research and development expense was $42.2 million for the year ended December 31, 2002, or 11% of total revenues, compared to $40.7 million for the year ended December 31, 2001, or 11% of total revenues. The increase of $1.5 million was primarily attributable to an increase of $3.4 million in personnel-related costs due to an increased number of employees, an increase of $1.3 million in allocated facility expenses, and an increase of $0.8 million in allocated IT infrastructure expenses. These costs were partially offset by a $4.2 million devaluation of the Israeli Shekel to the U.S. dollar.

General and administrative

General and administrative expense consists of employee salaries and related costs associated with administration and management, as well as allocated facility and IT infrastructure expenses. General and administrative expense was $40.0 million for the year ended December 31, 2003, or 8% of total revenues, compared to $32.4 million for the year ended December 31, 2002, or 8% of total revenues. The increase of $7.6 million was primarily attributable to an increase of $5.8 million in personnel-related costs due to an increased number of employees, an increase of $1.2 million in professional services due to increased audit, tax and other consulting fees, and an increase of $0.9 million in allocated IT infrastructure expenses. We expect general and administrative expenses to continue to increase in absolute dollars in fiscal 2004.

General and administrative expense was $32.4 million for the year ended December 31, 2002, or 8% of total revenues, compared to $24.8 million for the year ended December 31, 2001, or 7% of total revenues. The absolute dollar increase of $7.6 million was primarily attributable to an increase of $3.5 million in personnel-related costs due to an increased number of employees, $1.3 million in professional services due to increased audit, tax and other related consulting, an increase of $0.7 million due to increased insurance expense, and an increase of $0.8 million in sales tax reserves. The increase was also due to an increase of $1.2 million in allocated IT infrastructure expenses.

Stock-based compensation

Stock-based compensation was $6.0 million for the year ended December 31, 2003 compared to $1.2 million for the year ended December 31, 2002. The increase of $4.8 million was primarily attributable to a one-time stock-based compensation charge related to a former executive officer. In December 2003, in connection with a severance agreement with a former executive officer, we extended the exercise period of options to purchase 350,000 shares of common stock and accelerated the vesting of options to purchase 374,479 shares of common stock at exercise prices ranging from $29.29 to $60.88. As a result of the modification of stock options, we recorded a stock-based compensation charge of $5.1 million based on the fair value of Mercury common stock on the date of the modification. In addition, we recorded amortization of unearned stock-based compensation totaling $0.2 million related to assumed options as a result of the acquisitions of Performant and Kintana in fiscal 2003. Amortization of unearned stock-based compensation related to assumed options from the acquisition Freshwater in 2001 was $0.6 million. Unearned stock-based compensation is amortized over the remaining vesting period of the related options on a straight-line basis. We expect to record amortization of unearned stock-based compensation of $0.8 million for 2004, $0.4 million for 2005, $0.3 million for 2006, and less than $0.1 million for 2007.

Stock-based compensation was $1.2 million for the year ended December 31, 2002 compared to $2.0 million for the year ended December 31, 2001. The decrease of $0.8 million was primarily attributable to a reduction of unearned stock-based compensation due to the termination of certain employees in 2002. The decrease was partially offset by a full year of amortization of unearned stock-based compensation of $1.2 million in connection with the acquisition of Freshwater in May 2001. We also recorded a one-time stock-based compensation charge of $0.3 million in conjunction with the 2001 restructuring (see discussion regarding our restructuring activities under “Restructuring, integration and other related charges” below).

Acquisition related charges

Acquisition related charges of $12.0 million for the year ended December 31, 2003, or 2% of total revenues, were related to acquired in-process research and development from acquisitions during the year. In conjunction with the acquisitions of Performant in May 2003 and Kintana in August 2003, we recorded $1.3 million and $10.7 million, respectively, for acquired in-process research and development because technological feasibility had not been established and no future alternative uses existed upon the acquisitions. No in-process research and development was recorded in 2002 and 2001.

We engaged a third party to assist us in the preparation of a valuation of the assets we acquired in each of our business combinations, which we used to prepare the allocation of the purchase price. The fair value of in-process research and development was determined through the discounted cash flow approach using key assumptions for percentage of completion, future market demand, and product life cycle. Any differences between assumptions we used and actual results may have a material adverse impact on our business and operating results. Actual results from the purchase acquisitions to date did not have a material adverse impact on our business and operating results.

Also, see Note 5 to the consolidated financial statements for additional information regarding the acquisitions completed in 2003 and the in-process research and development recorded in each acquisition.

Restructuring, integration and other related charges

Restructuring, integration and other related charges were $3.4 million for the year ended December 31, 2003, or 1% of total revenues, compared to a benefit of $0.5 million for the year ended December 31, 2002. The increase of $3.9 million was primarily due to a charge of $2.8 million related to a milestone bonus plan signed in conjunction with the acquisition of Performant and integration costs of $0.6 million associated with the Kintana acquisition, primarily for employee severance and consulting services. In May 2003, in conjunction with the acquisition of Performant, we entered into a milestone bonus plan related to certain research and development activities. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates through November 2004. The commitment will be earned over time as milestones are achieved and expensed as “Restructuring, integration and other related charges” in our consolidated statement of operations. The maximum payments under the plan are $5.5 million. No integration costs were incurred in 2002 and 2001. The benefit of $0.5 million for the year ended December 31, 2002 was related to a reversal of cash charges associated with the cancellation of a marketing event for which we were able to use the deposit toward another event. We expect that all of the integration costs relating to the Kintana integration have been incurred and that there will be no additional integration costs in the future related to Kintana.

Restructuring, integration and other related charges were a benefit of $0.5 million for the year ended December 31, 2002, compared to a $5.4 million charge for the year ended December 31, 2001, or 1% of total revenues. During the second quarter of 2001, in conjunction with the acquisition of Freshwater, we recorded a charge for certain nonrecurring restructuring and integration costs of $0.9 million. The charge included costs for consolidation of facilities, employee severance, and fixed asset write-offs. As of June 30, 2002, all costs associated with the charge had been paid. During the third quarter of 2001, in connection with management’s plan to reduce costs and improve operating efficiencies, we recorded restructuring charges of $4.4 million, consisting of $2.9 million for employee reductions, $1.1 million for the cancellation of a marketing event, and $0.4 million for professional services and consolidation of facilities. Employee reductions consisted of approximately 140 employees, or 8% of our worldwide workforce. Total cash payments associated with the restructuring was $3.7 million as of March 31, 2002. During the first quarter of 2002, we reversed $0.5 million of the cash restructuring charges associated with the cancellation of the marketing event because we were able to use the deposit for another event. The remaining restructuring costs of $0.2 million consisted of non-cash charges for asset write-offs.

Amortization of goodwill and other intangible assets

In January 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and as a result, we ceased to amortize approximately $111.8 million of goodwill and reclassified certain intangible assets to goodwill. We are also required to perform an impairment review of goodwill on an annual basis or more frequently if circumstances change. We did not record an impairment charge based on the results of our review in the fourth quarters of 2003 and 2002. Goodwill represents excess of purchase price over fair value of tangible and intangible assets acquired in an acquisition. Prior to 2002, goodwill was amortized on a straight-line basis over its useful life of 36 months, which best represented the distribution of the economic value of the goodwill. For the year ended December 31, 2001, amortization of goodwill and other intangible assets was $30.1 million. Amortization of goodwill in 2001 was $29.0 million or 8% of total revenues as a result of acquisition of Freshwater in May 2001 and amortization of other intangible assets in 2001 was $1.1 million.

Amortization of intangible assets was $7.5 million for the year ended December 31, 2003, or 1% of total revenues, compared to $2.4 million for the year ended December 31, 2002, or 1% of total revenues. The increase of $5.1 million was primarily attributable to acquisitions of Performant and Kintana in May 2003 and August 2003, respectively. Intangible assets acquired from Performant and Kintana were $3.4 million and $44.3 million, respectively. In July 2003, we purchased existing technology from Allerez for $1.3 million. In October 2003, we purchased the Mercury.com domain name for cash of $0.7 million and future services from us valued at approximately $0.4 million.

Amortization of intangible assets was $2.4 million for the year ended December 31, 2002, or 1% of total revenues, compared to $1.1 million for the year ended December 31, 2001, or less than 1% of total revenues. The increase of $1.3 million was primarily attributable to full year amortization of intangible assets from the acquisition of Freshwater in May 2001.

We engaged a third party to assist us in the preparation of valuation of the intangible assets acquired from Allerez, Kintana, Performant, and Freshwater. The intangible assets are amortized on a straight-line basis over their useful lives or based on actual usage; whichever best represents the distribution of the economic value of the intangible assets. The estimated total amortization expense associated with our intangible assets is $14.6 million for 2004, $13.5 million for 2005, $10.0 million for 2006, $3.8 million for 2007, $2.6 million for 2008, and $0.6 million thereafter.

Also, see Notes 5 and 6 to the consolidated financial statements for additional information regarding the acquisitions completed in 2003 and 2001 and the intangible assets acquired in each acquisition.

Facilities impairment

In July 2003, the Board of Directors approved a plan to lease a new headquarter facility and to sell the existing buildings in our Sunnyvale headquarters. During September 2003, we signed a letter of intent to lease four buildings and material terms of the lease were finalized in the same month. The lease agreement was signed in October 2003. As a result of our decision to move to a new headquarter facility and to sell the buildings we vacated and plan to vacate, we performed an impairment analysis of the four buildings that comprise our Sunnyvale headquarters. In September 2003, we wrote down the net book value of our two existing vacant buildings to $2.7 million, which approximated their appraised market value after taking into account the cost to maintain these facilities until sold and sales commissions related to the sale of the buildings. Accordingly, we reclassified these two buildings as assets held for sale. Assets held for sale are included in “Prepaid expenses and other assets” in our consolidated balance sheet as of December 31, 2003. The impairment charge of $16.9 million associated with the write-down is reflected in our consolidated statement of operations for the year ended December 31, 2003. On January 30, 2004, the two vacant buildings were sold at the carrying value to a third party for $2.7 million in cash. We are currently using the remaining two buildings as our new headquarter facility is not available for us to occupy until the second quarter of fiscal 2004. We have not recorded any impairment charges related to these buildings. We may record additional impairment charges on the remaining existing facilities in the future based on the appraised market value at the time of vacancy and/or sale.

Other income, net

Interest income

Interest income was $34.7 million for year ended December 31, 2003, or 6% of total revenues, compared to $35.1 million for the year ended December 31, 2002, or 9% of total revenues. The decrease of $0.4 million was primarily attributable to a decline in interest rates in 2003 and a reduction of interest income associated with our February 2002 interest rate swap, which was included in interest income until the January and February 2002 swaps were merged into one in November 2002.

Interest income was $35.1 million for the year ended December 31, 2002, of 9% of total revenues, compared to $37.0 million for the year ended December 31, 2001, or 10% of total revenues. The decrease of $1.9 million was primarily attributable to a reduction of $16.3 million in interest income due to lower interest rates, offset by an increase in interest income of $14.4 million, primarily from two interest rate swaps we entered into in January and February 2002. These two interest rate swaps were merged into one in November 2002.

Interest expense

Interest expense was $19.6 million for the year ended December 31, 2003, or 4% of total revenues, compared to $23.4 million for the year ended December 31, 2002, or 6% of total revenues. The decrease of $3.8 million was primarily attributable to a decrease of $2.6 million in interest expense associated with our interest rate swap due to lower London Interbank Offering Rate (LIBOR) and a change in the interest rate spread between the January 2002 swap and the November 2002 swap. The decrease was also attributable to a full year interest expense of $1.2 million associated with the portion of our Convertible Subordinated Notes issued in 2000 (2000 Notes) that was early retired in 2002.

Interest expense was $23.4 million for the year ended December 31, 2002, or 6% of total revenues, compared to $23.6 million for the year ended December 31, 2001, or 7% of total revenues. The decrease of $0.2 million was primarily attributable to a decrease of $8.1 million in interest expense associated with a partial retirement of our 2000 Notes, offset by interest expense of $7.9 million associated with the two interest rate swaps we entered into in January and February 2002. We merged these two interest rate swaps into one in November 2002. From December 2001 through June 30, 2002, we retired $200.0 million face value of our 2000 Notes. We did not retire any 2000 Notes during the last six months of 2002. As a result of the partial retirement, our interest expense resulting from our 2000 Notes decreased during 2002.

We entered into interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) in order to hedge the change in the fair value attributable to the LIBOR of $300.0 million of our 2000 Notes. In January 2002 and February 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. These two swaps were merged into one in November 2002. The objective of the swap is to convert the 4.75% fixed interest rate on our 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The November 2002 swap qualifies for hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and the related amendment.

Also, see Note 7 and 12 to the consolidated financial statements for additional information regarding our 2000 Notes and the related interest rate swap activities.

Net loss on investments in non-consolidated companies

Net loss on investments in non-consolidated companies was $3.5 million for the year ended December 31, 2003, or 1% of total revenues, compared to $5.3 million for the year ended December 31, 2002, or 1% of total revenues. For the year ended December 31, 2003, we recorded losses of $3.5 million on three of our investments in early stage private companies and a loss of $0.4 million on our investment in a private equity fund. These losses were partially offset by an unrealized gain of $0.4 million related to a change in fair value of a warrant to purchase common stock of Motive, Inc. For the year ended December 31, 2002, we recorded losses of $5.3 million on three of our investments in early stage private companies.

The fair value of the Motive warrant was calculated by using the Black-Scholes option-pricing model, which requires subjective assumptions including the expected stock price volatility and stock price of the company. In calculating the loss to be recorded on our investments in early stage private companies and private equity funds, we took into account the latest valuation of each of the portfolio companies based on recent sales of equity securities to outside third party investors.

Other income (expense), net

Other expense, net was $2.5 million for the year ended December 31, 2003, or less than 1% of total revenues, compared to other income, net of $8.0 million for the year ended December 31, 2002, or 1% of total revenues. The decrease in other income, net of $10.5 million was primarily attributable to a reduction of $11.6 million on gains on early retirement of our 2000 Notes and an increase of $1.6 million in amortization of debt issuance costs associated with the issuance of our 2003 Notes. These decreases in other income, net were partially offset by a decrease of $1.7 million in foreign exchange losses due to a devaluation of the U.S. dollar resulting in gains from our forward contracts and an increase of $1.4 million in interest income associated with notes receivable from issuance of common stock to foreign employees under our stock option plans.

Other income, net was $8.0 million for the year ended December 31, 2002, or 1% of total revenues, compared to other income, net of $17.1 million for the year ended December 31, 2001, or 5% of total revenues. The decrease of $9.1 million was primarily attributable to a reduction of $8.2 million on gains on early retirement of our 2000 Notes and an increase of foreign exchange losses of $1.7 million, partially offset by a reduction of debt issuance cost amortization of $0.5 million due to early retirement of a portion of our 2000 Notes.

Also, see Note 12 to the consolidated financial statements for additional information regarding the forward exchange contracts.

Provision for income taxes

Historically, our operations resulted in a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire at various dates through 2013. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. The effective tax rate for the years ended December 31, 2003, 2002, and 2001 differ from statutory tax rates principally because of our participation in taxation programs in Israel. We intend to continue to increase our investment in our Israeli operations consistent with our overall tax strategy. Other factors that cause the effective tax rate and statutory tax rates to differ include the non-deductibility of charges for amortization of intangible assets, stock-based compensation, and in-process research and development. U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings for certain non-U.S. subsidiaries. We intend to invest these earnings indefinitely in operations outside the U.S.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we have recorded a current tax payable and a prepaid tax asset in the amount of $25.5 million, which is being amortized to income tax expense in our consolidated statements of operations over eight years, which approximates the period over which the expected benefit is expected to be realized. We intend to migrate the economic ownership of the technology acquired from Performant and Kintana to our Israeli subsidiary in fiscal 2004, which may lead to a temporary increase in the effective tax rate. At December 31, 2003, we have a prepaid tax asset of $3.2 million included in “Prepaid expenses and other assets” and $15.9 million included in “Other assets, net” in our consolidated balance sheet.

Liquidity and Capital Resources

At December 31, 2003, our principal source of liquidity consisted of $1.2 billion of cash and investments, compared to $665.2 million and $588.9 million at December 31, 2002 and 2001, respectively. The December 31, 2003 balance included $157.1 million of short-term and $527.3 million of long-term investments in high quality financial, government, and corporate securities, compared to $178.1 million and $179.5 million of short-term and $138.0 million and $161.1 million of long-term investments in high quality financial, government, and corporate securities in the December 31, 2002 and 2001 balances, respectively. The increase in cash and investments from December 31, 2002 was primarily due to positive cash generated from operations, issuance of our 2003 Notes, and cash received from issuance of common stock under our stock option and employee stock purchase plans, partially offset by cash used in capital expenditures and acquisitions of business and technology. During the year ended December 31, 2003, we generated $180.5 million of cash from operating activities, compared to $132.2 million during the year ended December 31, 2002. The increase in cash from operations during fiscal 2003, compared to fiscal 2002, was due primarily to a larger increase in the deferred revenue balance as we continue to offer more products on a subscription basis and more customers license our products on a subscription basis.

During the year ended December 31, 2003, we used $547.2 million in investing activities, compared to $8.1 million cash provided by our investing activities in the year ended December 31, 2002. The increase in cash used in our investing activities was partially related to net cash used in the acquisitions of Performant for $22.0 million, Kintana for $136.7 million, and Allerez technology for $1.3 million. The acquisitions of Performant and Kintana expand our product lines offered to our customers and technology acquired from Allerez extends the functionality of our application delivery and application management products. Cash was also used in the purchase of investments for $368.0 million, and capital expenditures of $17.1 million to support our expanded business. The increase was partially offset by a reduction of equity investments in non-consolidated companies and no additional restricted cash was required to be delivered under our interest rate swap with GSCM, as was required in fiscal 2002.

During the year ended December 31, 2003, cash proceeds from our financing activities were $567.0 million, compared to cash used in our financing activities of $40.7 million in the year ended December 31, 2002. The increase in cash proceeds from our financing activities was primarily due to issuance of our 2003 Notes in April 2003, an increase in issuance of common stock under our employee stock option and stock purchase plans, collection of notes receivable from issuance of common stock, and no retirement of our 2000 Notes in fiscal 2003. Cash proceeds from issuance of the 2003 Notes, net of issuance costs of $11.9 million, was $488.1 million.

In June 2003, we entered into a non-exclusive agreement to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out, or other transfer of all or substantially all of the business, stock or assets to which the agreement relates. The licensed technology will be combined with our other existing products, which should be generally available within twelve months from the effective date of this agreement. The agreement was originally in effect until December 31, 2005 with an election to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. In February 2004, the agreement was extended to December 31, 2006. In accordance with the addendum, we will pay an additional $0.4 million to Motive for an additional 12-month maintenance and support service for the year ending December 31, 2006. The fee is due on December 31, 2005. In addition, the addendum accelerated the payment of the remaining royalty balance of $7.0 million. Under the original agreement, we had committed to royalty payments totaling $15.0 million, of which $8.0 million had been paid as of December 31, 2003. The remaining balance of $7.0 million was paid in February 2004.

As of December 31, 2003, we are committed to make additional capital contributions to a private equity fund totaling $8.6 million.

As of December 31, 2003, we had four irrevocable letter of credit agreements totaling $1.4 million with Wells Fargo & Company (Wells Fargo) in conjunction with our facility leases. Wells Fargo is a related party of Mercury as one of the members of our Board of Directors is an executive officer of Wells Fargo. These agreements are primarily related to facility leases assumed by us in conjunction with the acquisitions of Kintana and Freshwater and the facility lease for our new headquarters in Mountain View, California. Two of the agreements have automatic annual renewal provisions under which the expiration dates cannot be extended beyond March 1, 2006 and August 31, 2006. The agreement for the facility lease of our new headquarters automatically renews annually after January 1, 2005 unless Mercury provides a termination notice to Wells Fargo. The fourth agreement expires in September 2004. As of December 31, 2003, no letters of credit were drawn.

We lease facilities for sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire through 2015. Certain of these leases contain renewal options. In addition, we lease certain equipment under various leases with lease terms ranging from month-to-month up to one year.

Future payments due under debt and lease obligations at December 31, 2003 are as follows (in thousands):

	Zero Coupon Senior Convertible Notes due 2008 (2003 Notes)	4.75% Convertible Subordinated Notes due 2007 (2000 Notes) (a)	Non- Cancelable Operating Leases	Royalty Agreements	Total
2004	$—	$—	$16,270	$7,020	$23,290
2005	—	—	14,840	10	14,850
2006	—	—	9,823	10	9,833
2007	—	300,000	7,080	10	307,090
2008	500,000	—	5,786	10	505,796
Thereafter	—	—	24,897	100	24,997

Total	$500,000	$300,000	$78,696	$7,160	$885,856

(a)	Assuming we do not retire additional 2000 Notes during 2004 and interest rates stay consistent, we will make interest payments net of our interest rate swap of approximately $4.8 million during each of 2004, 2005, and 2006, and approximately $2.4 million during 2007. The face value of our 2000 Notes differs from our book value. See Note 7 to the consolidated financial statements for a full description of our long-term debt activities and related accounting policies.

In July 2000, we issued $500.0 million in Subordinated Convertible Notes due on July 1, 2007. The 2000 Notes bear interest at a rate of 4.75% per annum and are payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. The entire outstanding principal amount of the 2000 Notes will become due and payable at maturity. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by us in any such redemption. From December 2001 through June 30, 2002, we retired $200.0 million face value of the 2000 Notes.

In April 2003, in a private offering we issued $500.0 million of Zero Coupon Convertible Notes due on May 1, 2008. The 2003 Notes do not bear interest, have a zero yield to maturity and may be convertible into our common stock. Holders of the 2003 Notes may convert their 2003 Notes prior to maturity only if the sale price of our common stock reaches specified thresholds or if specified corporate transactions have occurred. Upon conversion, we have the right to deliver cash instead of shares of our common stock. We may not redeem the 2003 Notes prior to their maturity. See Note 7 to the consolidated financial statements for further details on the conversion provisions for the 2003 Notes.

Historically, a significant amount of our income and cash flow was generated in Israel where tax rate incentives have been extended to encourage foreign investment. We may have to pay significantly more income taxes if these tax rate incentives are not renewed upon expiration or tax rates applicable to us are increased or if we choose to repatriate cash balances from Israel to other foreign jurisdictions. In addition, our future tax provisions will depend on the mix of our worldwide income and the tax rates in effect for various tax jurisdictions.

As of December 31, 2003, we did not have any purchase commitments other than obligations incurred in the normal course of business. These amounts are accrued when services or goods are received.

For the years ended December 31, 2003, 2002, and 2001, our source of funding was mainly from cash generated by our operations and from the issuance of convertible notes. Since our operating results may fluctuate significantly, a decrease in customer demand or a decrease in the acceptance of our future products and services may impact our ability to generate positive cash flow from operations.

In 2002, we changed the mix of software license types to a higher percentage of subscription licenses. The amount of application delivery products licensed on a subscription basis continues to increase since the change in 2002. In addition, we continue to derive a substantial portion of our overall business growth through the growth of our application management product offerings which are primarily offered on a subscription basis. This shift in the mix of license types does not impact our collections cycle as we typically invoice the customers up front for the full license amount and cash is generally received within 30-60 days from the invoice date in the U.S. (slightly longer in EMEA). Our quarterly operating results are affected by the mix of license types entered into in connection with the sale of products. As revenue associated with our subscription licenses is generally recognized ratably over the term of the license, the shift in mix will also result in deferred revenue becoming a larger component of our cash provided by operations. We believe that the shift to a subscription revenue model will continue in the future as we offer more products on a subscription basis and as more of our customers license our products on a subscription basis. This shift may cause us to experience a decrease or a lower rate of growth in recognized revenue, as well as continued growth in deferred revenue. Deferred revenue as of December 31, 2003 was $280.6 million compared to $159.4 million as of December 31, 2002, primarily due to an increase in subscription licenses.

In the future, we expect cash will continue to be generated from our operations. We expect to spend additional cash of approximately $9.4 million on leasehold improvements and IT infrastructure for our new leased campus, and other related costs during fiscal 2004. We do not expect the level of cash used in investing activities to acquire property and equipment in 2004 to change significantly from fiscal 2003. In February 2004, we purchased approximately 30,000 square feet of land for $2.3 million near our existing offices in Israel, which will be used for our research and development activities there. We currently plan to reinvest our cash generated from operations in new short- and long-term investments in high quality financial, government, and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. Cash could be used in the future to invest in acquisitions, strategic investments, or repurchase additional debt or equity. There are no transactions, arrangements, or other relationships with non-consolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

Assuming there is no significant change in our business, we believe that our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months.

Critical Accounting Policies

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities;

•	valuation of long-lived assets and other intangible assets;

•	valuation of goodwill;

•	accounting for income taxes;

•	accounting for investments in non-consolidated companies;

•	accounting for stock options; and

•	estimating of forward contract terms.

We discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

Revenue recognition

Our revenue recognition policy is detailed in Note 1 to the consolidated financial statements. We have made significant judgments related to revenue recognition; specifically, in connection with each transaction involving our arrangements, we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectibility is probable.” These judgments are discussed below.

Fee is fixed or determinable

With respect to each arrangement, we must make a judgment as to whether the arrangement fee is fixed or determinable. If the fee is fixed or determinable, then revenue is recognized upon delivery of software or over the period of arrangements with our customers (assuming other revenue recognition criteria are met). If the fee is not fixed or determinable, then the revenue recognized in each quarter (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable.

A determination that an arrangement fee is fixed or determinable also depends upon the payment terms relating to such an arrangement. Our customary payment terms are generally within 30-60 days of the invoice date, depending upon the region. Arrangements with payment terms extending beyond the customary payment terms are considered not to be fixed or determinable. A determination of whether the arrangement fee is fixed or determinable is particularly relevant to revenue recognition on perpetual licenses. The amount and timing of our revenue recognized in any period may differ materially if we make different judgments.

Collectibility is probable

In order to recognize revenue, we must make a judgment of the collectibility of the arrangement fee. Our judgment of the collectibility is applied on a customer-by-customer basis. We generally sell to customers for which there is a history of successful collection. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. The amount and timing of revenue recognized in any period may differ materially if we make different judgments.

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

We must make estimates of potential future credits, warranty cost of product and services, and write-off of bad debts related to current period product revenues. We analyze historical returns, historical bad debts, current economic trends, average deal size, and changes in customer demand, and acceptance of our products when evaluating the adequacy of the sales reserves. Revenue for the period is reduced to reflect the sales reserve provision. As a percentage of current period revenues, charges against sales reserves were insignificant in the years ended December 31, 2003, 2002, and 2001. Significant management judgments and estimates are made and used in connection with establishing the sales reserve in any accounting period. Material differences may result in the amount and timing of our revenues for any period if we make different judgments or use different estimates. At December 31, 2003 and 2002, the provisions for sales reserves were $6.1 million and $7.4 million, respectively.

We are required to make estimates of the future sales commission expense associated with our revenues that will be recognized in future periods. We analyze historical commission rates, composition of the future revenues and expected timing of revenue recognition of such future amounts. We make significant judgments and estimates in connection with establishing the prepaid commission in any accounting period. Material differences may result in the amount and timing of our sales commission expense for any period if we make different judgments or use different estimates. At December 31, 2003 and 2002, prepaid commissions were $23.4 million and $13.6 million, respectively.

Valuation of long-lived assets and other intangible assets

We assess the impairment of long-lived assets and certain identifiable intangible assets to be held and used whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

We determine the recoverability of long-lived assets and certain identifiable intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Such estimation process is highly subjective and involves significant management judgment. Determination of impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the year ended December 31, 2003, we recorded an impairment charge of $16.9 million associated with our two vacant headquarters buildings. During the years ended December 31, 2002 and 2001, we did not record any impairment charges on long-lived assets or certain intangible assets. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on long-lived assets and certain intangible assets to reduce the carrying amount of these assets. Net intangible assets and long-lived assets were $118.3 million and $91.1 million at December 31, 2003 and 2002, respectively.

Valuation of goodwill

We assess the impairment of goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure this impairment based on a projected discounted cash flow. We completed the preliminary assessment during the first quarter of 2002 and performed an annual impairment review during the fourth quarter in both 2003 and 2002. We did not record an impairment charge based on our reviews. If our estimates or the related assumptions change in the future, we may be required to record impairment charge on goodwill to reduce its carrying amount to its estimated fair value.

During the fourth quarter of 2002, upon further review of SFAS No. 142, we reclassified $1.2 million of net intangible assets to goodwill. We had previously amortized goodwill of $0.2 million associated with these intangible assets in each of the first three quarters of 2002. We did not amortize this amount during the fourth quarter of 2002 and have ceased amortization associated with these intangible assets. Goodwill was $347.6 million and $113.3 million at December 31, 2003 and 2002, respectively.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. In addition, to the extent that we are unable to continue to reinvest a substantial portion of our profits in our Israeli operations, we may be subject to additional tax rate increases in the future. Our taxes could increase if these tax rate incentives are not renewed upon expiration, tax rates applicable to us are increased, authorities challenge our tax strategy, or our tax strategy is impacted by new laws or rulings.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance for the entire portion of the net operating losses related to the income tax benefits arising from the exercise of employees’ stock options. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Accounting for investments in non-consolidated companies

From time to time, we make investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies and private equity funds. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above fair value, or if a company has completed a financing based on a valuation significantly lower than the carrying value of our investment and the decline is other than temporary, it is our policy to record an investment loss in our consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

At December 31, 2003, our investments in non-consolidated companies was $13.9 million. Our investments in early stage private companies and a private equity fund were $13.5 million. We have committed to make capital contributions to this private equity fund for $15.0 million. As of December 31, 2003, our total capital contributions to this private equity fund were $6.4 million. Our investments also include the fair value of a warrant to purchase common stock of Motive was $0.4 million. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments, we cannot assure that we will be able to sell them at a gain or even recover our investment. The potential decline in the NASDAQ National Market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the year ended December 31, 2003, we recorded losses of $2.4 million, $0.6 million, and $0.5 million on three of our investments in early stage private companies and a loss of $0.4 million on our investment in the private equity fund. For the year ended December 31, 2002, we recorded losses of $3.4 million, $1.5 million, and $0.4 million on three of our investments in early stage private companies. For the year ended December 31, 2001, we did not record any losses on our investments in early stage private companies and the private equity fund. In calculating the loss to be recorded, we took into account the latest valuation of each of the portfolio companies based on recent sales of equity securities to outside third party investors.

We hold a warrant to purchase common stock of Motive. The warrant is treated as a derivative instrument due to a net settlement provision. The warrant is recorded at its fair value on each reporting period. We calculate the fair value of the warrant using the Black-Scholes option-pricing model. The option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and stock price. In determining the stock price volatility, we consider volatility rates of other publicly trade companies in the same industry with comparable revenues. We also take into account the latest option grant price when determining the stock price for the option-pricing assumptions. Estimating the fair value of derivative instruments issued by a private company requires management judgment and may contribute to volatility in our reported results of operations.

Accounting for stock options

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, and with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. No stock-based compensation was recorded for stock options granted to our employees because we have granted stock options to our employees equal to the market price of the underlying stock on the date of grant.

In 2001 and 2003, we recorded unearned stock-based compensation primarily due to assumed stock options in conjunction with our acquisitions of Freshwater, Performant, and Kintana. We amortize unearned stock-based compensation using the straight-line method over the remaining vesting periods of the related options. If we amortize unearned stock-based compensation using the graded vesting method, which results in higher expense being recognized in the earlier period, our financial position and results of operations could be different.

In the 2003 Annual Meeting of the Stockholders held in May 2003, a proposal requesting our Board of Directors establish a policy of expensing stock options was put on the ballot by one of our stockholders. The stockholders voted for the proposal and our Board of Directors is currently reviewing this matter.

In addition, the Financial Accounting Standards Board (FASB) is currently conducting a project on the accounting for equity-based compensation. If the current project becomes final, companies will be required to value employee stock options and stock issued under employee stock purchase plans using the fair value method on the grant date and record stock-based compensation expense accordingly. The fair value models that companies are allowed to use could be different from the Black-Scholes option-pricing model, which is currently used by us to calculate the pro forma effect on net income and earnings per share if we had applied SFAS 123 to employee option grants. See Note 1 to our consolidated financial statements for the disclosure of the pro forma net income and earnings per share for the years ended December 31, 2003, 2002, and 2001 if we had applied SFAS 123. However, the actual impact to our results of operations upon adoption of the potential new accounting rule could be materially different from the pro forma information included in Note 1 to our consolidated financial statements due to differences in the option-pricing model used, estimates and assumptions required, and options to be included in the calculation upon adoption. The fair value models require the input of highly subjective assumptions and do not necessarily provide a reliable single measure of the fair value of our stock options. We will closely monitor the development of this project and will evaluate the impact to our financial position and results of operations at such time that final rules are issued.

Estimating of forward contract terms

To mitigate our exposure on foreign currencies fluctuations, we have entered into forward contracts to hedge foreign currency denominated deferred revenues and receivables due from certain Americas, EMEA, APAC, and Japan subsidiaries and foreign branches against fluctuations in exchange rates. We have not entered into forward contracts for speculative or trading purposes. We enter into forward contracts based on our estimation of when revenue will be earned and cash will be collected. If the timing between when revenue is earned and cash is collected is different from our estimates, we will recognize gains or losses on forward contracts as a result of our hedging ineffectiveness. Based on any gains and losses our financial position and results of operations may be significantly impacted.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which relates to the identification of, and financial reporting for, variable-interest entities (VIEs). FIN No. 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN No. 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In December 2003, FASB issued a revised FIN No. 46. The FASB deferred the effective date for VIEs that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. We do not believe the adoption of FIN No. 46 will have a material impact on our financial position and results of operations.

Risk Factors

In addition to the other information included in this Annual Report on Form 10-K, you should carefully consider the risks described below before deciding to invest in us or maintain or increase your investment. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem not significant may also affect our business operations. If any of these risks actually occur, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

Our future success may be impaired and our operating results will suffer if we cannot respond to rapid market and technological changes by introducing new products and services and continually improving the performance, features, and reliability of our existing products and services and responding to competitive offerings.    The market for our software products and services is characterized by:

•	rapidly changing technology;

•	frequent introduction of new products and services and enhancements to existing products and services by our competitors;

•	increasing complexity and interdependence of our applications;

•	changes in industry standards and practices;

•	ability to attract and retain key personnel; and

•	changes in customer requirements and demands.

To maintain our competitive position, we must continue to enhance our existing products, like our software products and services for our application management and application delivery, and IT governance solutions. We must also continue to develop new products and services, functionality, and technology that address the increasingly sophisticated and varied needs of our prospective customers. The development of new products and services, and enhancement of existing products and services, entail significant technical and business risks and require substantial lead-time and significant investments in product development. In addition, many of the markets in which we operate are seasonal. If we fail to anticipate new technology developments, customer requirements or industry standards, or if we are unable to develop new products and services that adequately address these new developments, requirements, and standards in a timely manner, our products and services may become obsolete, our ability to compete may be impaired, our revenue would decline, and our operating results would suffer.

We expect our quarterly revenue and operating results to fluctuate, and it is difficult to predict our future revenue and operating results.    Our revenue and operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

•	fluctuations in demand for, and sales of, our products and services;

•	our success in developing and introducing new products and services and the timing of new product and service introductions;

•	our ability to introduce enhancements to our existing products and services in a timely manner;

•	changes in economic conditions affecting our customers or our industry;

•	changes in the mix of products or services sold in a quarter;

•	changes in the mix of perpetual, term, or subscription licenses sold in a quarter;

•	fluctuations in the number of large orders in a quarter;

•	uncertainties related to the integration of products, services, employees, and operations of acquired companies;

•	the introduction of new or enhanced products and services by our competitors and changes in the pricing policies of these competitors;

•	the discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business;

•	deferrals by our customers of orders in anticipation of new products or services or product enhancements; and

•	the mix of our domestic and international sales, together with fluctuations in foreign currency exchange rates.

In addition, the timing of our software product revenues is difficult to predict and can vary substantially from product to product and customer to customer. We base our operating expenses on our expectations regarding future revenue levels. The timing of larger orders and customer buying patterns are difficult to forecast, therefore we may not learn of shortfalls in revenue or earnings or other failures to meet market expectations until late in a particular quarter. As a result, if total revenues for a particular quarter are below our expectations, we would not be able to proportionately reduce operating expenses for that quarter.

We have experienced seasonality in our orders and revenues which may result in seasonality in our earnings. The fourth quarter of the year typically has the highest orders and revenues for the year and higher orders and revenues than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers being typically higher in the third and fourth fiscal quarters, from our application management business being typically strongest in the fourth fiscal quarter and weakest in the first fiscal quarter, and to a lesser extent, from the structure of our sales commission program. We expect this seasonality to continue in the future.

Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. If our operating results are below the expectations of investors or securities analysts, the trading prices of our securities could decline.

Our revenue targets are dependent on a projected mix of orders in a particular quarter and any failure to achieve revenue targets because of a shift in the mix of orders could adversely affect our quarterly revenue and operating results.    Our license revenue in any given quarter is dependent upon the volume of perpetual orders shipped during the quarter and the amount of subscription revenue amortized from deferred revenue and, to a small degree, the amount recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and subscription licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). In addition, if we achieve the target license mix but the overall level of orders is below the target level, then we will not meet our revenue targets which will adversely affect our operating results. In 2002, we began to effect a change in the mix of software license types to a higher percentage of subscription licenses in our application management and application delivery products. We believe that this shift will continue in the future as we offer more products on a subscription basis and more of our customers license our products on a subscription basis. This shift may cause us to experience a decrease in recognized revenue, as well as continued growth of deferred revenue. In addition, while subscription licenses represent a potential source of renewable license revenue, there is also the risk that customers will not renew their licenses at the end of a term.

Economic, political, and market conditions may adversely affect demand for our products and services.    Our customers’ decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. We believe that the slowdown in the economy and the weakening of business conditions have caused and may continue to cause customers to reassess their immediate technology needs, lengthen their purchasing decision-making processes, require more senior level internal approvals of purchases, and defer purchasing decisions, and accordingly, have reduced and could reduce demand in the future for our products and services. In addition, the war on terrorism and the potential for other hostilities in various parts of the world have caused political uncertainties and volatility in the financial markets. Under these circumstances, there is a risk that our existing and potential customers may decrease spending for our products and services. If demand for our products and services is reduced, our revenue growth rates and operating results will be adversely affected.

We expect to face increasing competition in the future, which could cause reduced sales levels and result in price reductions, reduced gross margins, or loss of market share.    The market for our business technology optimization products and services is extremely competitive, dynamic, and subject to frequent technological change. There are few substantial barriers of entry in our market. The Internet has further reduced these barriers of entry, allowing other companies to compete with us in our markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of current and potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

In the market for application delivery solutions, our principal competitors include Compuware, Empirix, IBM Software Group, and Segue Software. In the new and rapidly changing market for application management solutions, our principal competitors include established providers of systems and network management software such as BMC Software, Computer Associates, HP OpenView (a division of Hewlett-Packard), and Tivoli (a division of IBM), and providers of managed services such as Keynote Systems. Additionally, we face potential competition in this market from existing providers of application delivery solutions such as Segue Software and Compuware. In the market of IT governance solutions, our principal competitors include enterprise application vendors such as SAP, PeopleSoft, Oracle, and Lawson, as well as point tool vendors such as Primavera and Niku.

We believe that the principal competitive factors affecting our market are:

•	price and cost effectiveness;

•	product functionality;

•	product performance, including scalability and reliability;

•	quality of support and service;

•	company reputation;

•	depth and breadth of BTO offerings;

•	R&D leadership;

•	financial stability; and

•	global capabilities.

Although we believe that our products and services currently compete favorably with respect to these factors, the markets for application management, application delivery, and IT governance are new and rapidly evolving. We may not be able to maintain our competitive position, which could lead to a decrease in our revenues and adversely affect our operating results. The software industry is increasingly experiencing consolidation and this could increase the resources available to our competitors and the scope of their product offerings. For example, our former application delivery competitor Rational Software was acquired by IBM Software Group, which has substantially greater financial and other resources than we have. Our competitors and potential competitors may develop more advanced technology, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, or make more attractive offers to distribution partners and to employees.

If we fail to maintain our existing distribution channels and develop additional channels in the future, our revenue could decline.    We derive a portion of our business from sales of our products and services through distribution channels, such as global software vendors, systems integrators, or value-added resellers. We generally expect that sales of our products through these channels will continue to account for a substantial portion of our revenue for the foreseeable future. We may not experience increased revenue from new channels and may see a decrease from our existing channels, which could harm our business.

The loss of one or more of our systems integrators or value-added resellers, or any reduction or delay in their sales of our products and services could result in reductions in our revenue in future periods. In addition, our ability to increase our revenue in the future depends on our ability to expand our indirect distribution channels.

Our dependence on indirect distribution channels presents a number of risks, including:

•	each of our global software vendors, systems integrators or value-added resellers can cease marketing our products and services with limited or no notice and with little or no penalty;

•	our existing global software vendors, systems integrators, or value-added resellers may not be able to effectively sell any new products and services that we may introduce;

•	we may not be able to replace existing or recruit additional global software vendors, systems integrators or value-added resellers, if we lose any of our existing ones;

•	our global software vendors, systems integrators or value-added resellers may also offer competitive products and services;

•	we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities; and

•	our global software vendors, systems integrators or value-added resellers may not give priority to the marketing of our products and services as compared to our competitors’ products.

The continued growth of our business may be adversely affected if we fail to form and maintain strategic relationships and business alliances.    Our development, marketing and distribution strategies rely increasingly on our ability to form strategic relationships with software and other technology companies. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals, and cooperation in product development. Many of these relationships are not contractual and depend on the continued voluntary cooperation of each party with us. Divergence in strategy or change in focus by, or competitive product offerings by, any of these companies may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. Further, if these companies enter into strategic alliances with other companies or are acquired, they could reduce their support of our products. Our existing relationships may be jeopardized if we enter into alliances with competitors of our strategic partners. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

Our increasing efforts to sell enterprise-wide software products and services could expose us to revenue variations and higher operating costs.    We increasingly focus our efforts on sales of enterprise-wide solutions, which consist of our entire Mercury Optimization Centers product suite and related professional services, and managed services, rather than on the sale of component products. As a result, each sale requires substantial time and effort from our sales and support staff as well as involvement by our professional services and managed services organizations and our systems integrator partners. Large individual sales, or even small delays in customer orders, can cause significant variation in our revenues and adversely affect our results of operations for a particular period. The timing of large orders is usually difficult to predict and, like many software and services companies, many of our customers typically complete transactions in the last month of a quarter.

If we are unable to manage rapid changes, our operating results could be adversely affected.    We have, in the past, experienced significant growth in revenue, employees and number of product and service offerings and we believe this growth may continue. This growth has placed a significant strain on our management and our financial, operational, marketing and sales systems. We are implementing and plan to implement in the future a variety of new or expanded business and financial systems, procedures, and controls, including the improvement of our sales and customer support systems. The implementation of these systems, procedures and controls may not be completed successfully, or may disrupt our operations or our data may not be transitioned properly. Any failure by us to properly manage these transitions could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan.

We have also in the past experienced reductions in revenue that required us to rapidly reduce costs. If we fail to reduce staffing levels when necessary, our costs would be excessive and our business and operating results could be adversely affected.

The success of our business depends on the efforts and abilities of our senior management and other key personnel.    We depend on the continued services and performance of our senior management and other key personnel. We do not have long-term employment agreements with any of our key personnel. The loss of any of our executive officers or other key employees could hurt our business. The loss of senior personnel can result in significant disruption to our ongoing operations, and new senior personnel must spend a significant amount of time learning our business and our systems in addition to performing their regular duties. Additionally, our inability to attract new senior executives and key personnel could significantly impact our business results. For example, Ken Klein, our Chief Operating Officer and member of our Board of Directors, left at the end of 2003 and we are in the process of hiring a new executive vice president of worldwide field operations who will assume these duties.

Our international sales and operations subject us to risks that can adversely affect our revenue and operating results.    Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, sales to customers outside the U.S. were 36%, 34%, and 35% for the years ended December 31, 2003, 2002, and 2001, respectively. We face risks associated with our international operations, including:

•	changes in tax laws and regulatory requirements;

•	difficulties in staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	the need to localize products for sale in international markets;

•	longer payment cycles to collect accounts receivable in some countries;

•	seasonal reductions in business activity in other parts of the world in which we operate;

•	changes in foreign currency exchange rates;

•	geographical turmoil, including terrorism and wars;

•	country or regional political and economic instability; and

•	economic downturns in international markets.

Any of these risks could harm our international operations and reduce our international sales. For example, some countries in Europe, the Middle East and Africa already have laws and regulations related to technologies used on the Internet that are more strict than those currently in force in the U.S. Any or all of these factors could cause our business and operating results to be harmed.

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

We are subject to the risk of increased taxes if tax rate incentives in Israel are altered or if there are other changes in tax laws or rulings.    Historically, our operations resulted in a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investment. Our taxes could increase if these tax rate incentives are not renewed upon expiration or tax rates applicable to us are increased. Tax authorities could challenge the manner in which profits are allocated between our subsidiaries and us, and we may not prevail in any such challenge. If the profits recognized by our subsidiaries in jurisdictions where taxes are lower became subject to income taxes in other jurisdictions, our worldwide effective tax rate would increase. In addition, to the extent that we are unable to continue to reinvest a substantial portion of our profits in our Israeli operations, we may be subject to additional tax rate increases in the future.

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

Our financial results may be negatively impacted by foreign currency fluctuations.    Our foreign operations are generally transacted through our international sales subsidiaries in the Americas; Europe, the Middle East and Africa (EMEA); Asia Pacific (APAC); and Japan. The Americas includes Brazil, Canada, and the United States of America. EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. As a result, these sales and related expenses are denominated in currencies other than the U.S. dollar. Because our financial results are reported in U.S. dollars, our results of operations may be adversely impacted by fluctuations in the rates of exchange between the U.S. dollar and other currencies, including:

•	a decrease in the value of currencies in certain of the Americas, EMEA, APAC or Japan relative to the U.S. dollar, which would decrease our reported U.S. dollar revenue, as we generate revenue in these local currencies and report the related revenue in U.S. dollars; and

•	an increase in the value of currencies in certain of the Americas, EMEA, APAC or Japan, or Israel relative to the U.S. dollar, which would increase our sales and marketing costs in these countries and would increase research and development costs in Israel.

We attempt to limit foreign exchange exposure through operational strategies and by using forward contracts to offset the effects of exchange rate changes on intercompany trade balances. This requires us to estimate when revenue will be earned and cash will be collected. We may not be successful in making these estimates. If these estimates are overstated or understated during periods of currency volatility, we could experience material currency gains or losses on forward contracts and our financial position and results of operations may be significantly impacted.

Acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, or divert the attention of our management and may result in financial results that are different than expected.    In August 2003, we acquired Kintana. In addition, in May 2003, we completed our acquisition of Performant and in May 2001, we acquired Freshwater Software. In the event of any future acquisitions, we could:

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

If we fail to achieve the financial and strategic benefits of past and future acquisitions, our operating results will suffer. Acquisitions involve numerous other risks, including:

•	difficulties in integrating or coordinating the different research and development, sales programs, facilities, operations, technologies or products;

•	failure to achieve targeted synergies;

•	unanticipated costs and liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on our existing business relationships with suppliers and customers or those of the acquired organization;

•	difficulties in entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

In addition, for purchase acquisitions completed to date, the development of these technologies remains a significant risk due to the remaining efforts to achieve technical feasibility, changing customer markets and uncertainty of new product standards. Efforts to develop these technologies into commercially viable products consist of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

In the normal course of business, we frequently engage in discussions with parties relating to possible acquisitions. As a result of such transactions, our financial results may differ from the investment community’s expectations in a given quarter. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

If we are required to account for stock options under our employee stock plans as a compensation expense, our net income and our earnings per share would be significantly reduced.    There has been an increasing public debate about the proper accounting treatment for equity-based compensation, such as employee stock options and employee stock purchase plan shares and whether they should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our employee stock plans using the fair value method, we would be required to recognize significant stock-based compensation charges. For stock option grants that have an exercise price at fair market value we calculate compensation expense using a fair value method and disclose the pro forma impact on net income (loss) and net income (loss) per share, see Note 1 to our consolidated financial statements. Although we are not currently required to record any compensation expense using the fair value model in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws and regulations will require us to treat all stock-based compensation as a compensation expense in our consolidated statement of operations using the fair value method.

Investments may become impaired and require us to take a charge against earnings.    As of December 31, 2003, we had investments in non-consolidated companies of $13.9 million. Our investments in early stage private companies and a private equity fund were $13.5 million and the fair value of a warrant to purchase common stock of a private company was $0.4 million. In addition, we have committed to invest in the private equity fund for a total of $15.0 million. As of December 31, 2003, we have made capital contributions to this fund totaling $6.4 million. We may be required to incur charges for the impairment of value of our investments. For example, for the year ended December 31, 2003, we recorded losses of $2.4 million, $0.6 million and $0.5 million, respectively, on three of our investments in non-consolidated companies, and a loss of $0.4 million on our investment in a private equity fund. For the year ended December 31, 2002, we recorded losses of $3.4 million, $1.5 million and $0.4 million on three of our investments in non-consolidated companies, respectively. In calculating the loss to be recorded, we took into account the latest valuation of each of the portfolio companies based on recent sales of equity securities to outside third party investors. For the year ended December 31, 2001, we did not record any losses on our investments in early stage private companies and the private equity fund. We are closely monitoring the financial health of the private companies in which we hold minority equity investments. We may continue to make investments in other companies. If we determine in accordance with our standard accounting policies that an impairment has occurred, then additional losses would be recorded.

In addition, we hold a warrant to purchase common stock of a private company. The warrant is treated as a derivative instrument due to a net settlement provision. The warrant is recorded at its fair value on each reporting date. We calculate the fair value of the warrant using the Black-Scholes option-pricing model. Estimating the fair value of the warrant requires management judgment and may have an impact on our financial positions and results of operations.

If we fail to adequately protect our proprietary rights and intellectual property, we may lose a valuable asset, experience reduced revenue, and incur costly litigation to protect our rights.    Our success depends in large part of our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret, and contractual restrictions (including confidentiality provisions and licensing arrangements) to establish and protect our proprietary rights in our products and services. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and services and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfers and disclosures of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the U.S. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our products and proprietary information will increase. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. In addition, we are not significantly dependent on any of our patents as we do not generally license our patents to other companies and do not receive any revenue as a direct result of our patents.

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

Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversions of our management resources, which could result in lower revenue, higher operating costs, and adversely affect our operating results.

Third parties could assert that our products and services infringe their intellectual property rights, which could expose us to litigation that, with or without merit, could be costly to defend.    We may from time to time be subject to claims of infringement of other parties’ proprietary rights. We could incur substantial costs in defending ourselves and our customers against these claims. Parties making these claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products in the U.S. and abroad and could result in an award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain licenses from third parties, develop alternative technology, or to alter our products or processes or cease activities that infringe the intellectual property rights of third parties. If we are required to obtain licenses, we cannot be sure that we will be able to do so at a commercially reasonable cost, or at all. Defense of any lawsuit or failure to obtain required licenses could delay shipment of our products and increase our costs. In addition, any such lawsuit could result in our incurring significant costs or the diversion of the attention of our management.

If we fail to obtain or maintain early access to third-party software, our future product development may suffer.    Software developers have, in the past, provided us with early access to pre-generally available versions of their software in order to have input into the functionality and to ensure that we can adapt our software to exploit new functionality in these systems. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products or may prevent us from being able to develop products which will work with such new systems, which could harm our business.

We have adopted anti-takeover defenses that could delay or prevent an acquisition of our company, including an acquisition that would be beneficial to our stockholders.    We have adopted a Preferred Shares Rights Agreement (which we refer to as our Shareholder Rights Plan) on July 5, 1996, as amended. In connection with the Shareholder Rights Plan, our Board of Directors declared and paid a dividend of one preferred share purchase right for each share of our common stock outstanding on July 15, 1996. In addition, each share of common stock issued after July 15, 1996 was issued, or will be issued, with an accompanying preferred stock purchase right. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the Shareholder Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present plans to issue shares of preferred stock.

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

Leverage and debt service obligations for $800.0 million in outstanding Notes may adversely affect our cash flow.    On April 29, 2003, we issued our 2003 Notes, with a principal amount of $500.0 million, in a private placement, and in July 2000, we completed the offering of the 2000 Notes with a principal amount of $500.0 million. From December 2001 through December 31, 2003, we retired $200.0 million face value of our 2000 Notes. We continue to carry a substantial amount of outstanding indebtedness, primarily the 2000 Notes and the 2003 Notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, and other amounts in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

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

In addition, the 2003 Notes would be included in our diluted net income per share calculation if our common stock price reaches a specified threshold or if specified corporate transactions have occurred and if we elect to settle in stock instead of cash. In this case, 9,673,050 shares would be included in both the basic and diluted weighted average common shares and equivalents.

The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits.    The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended February 27, 2004, the closing sale prices of our common stock as reported on the NASDAQ National Market ranged from a high of $54.00 to a low of $29.68. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and the trading prices of our securities could decline as a result. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high-technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of software or internet software companies could depress our stock price regardless of our operating results. Because the 2000 and 2003 Notes are convertible into shares of our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of these Notes. Holders who receive common stock upon conversion also will be subject to the risk of volatility and depressed prices of our common stock. In addition, the existence of these Notes may encourage short selling in our common stock by market participants because the conversion of these Notes could depress the price of our common stock.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market rate risk includes risk of change in interest rate, foreign exchange rate fluctuations, and loss in equity investments.

Interest Rate Risk:

We mitigate market risk associated with our investments by placing our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our investments as “held to maturity.” At December 31, 2003, $549.3 million, or 45% of our cash, cash equivalents, and investment portfolio have a maturity of less than 90 days, and an additional $157.1 million, or 13%, carried a maturity of less than one year. All investments mature, by policy, in less than three years. Information about our investment portfolio is presented in the table below, which states notional amounts and related weighted-average interest rates by year of maturity (in thousands):

	December 31,
	2004	2005	2006	Total	Fair Value
Investments maturing within 30 days at December 31, 2003
Fixed rate	$329,950	$—	$—	$329,950	$329,980
Weighted average rate	1.25%	—	—	1.25%	—
Investments maturing 30 days after December 31, 2003
Fixed rate	$302,183	$130,571	$396,777	$829,531	$832,136
Weighted average rate	2.14%	2.25%	2.27%	2.22%	—

Total investments	$632,133	$130,571	$396,777	$1,159,481	$1,162,116

Weighted average rate	1.69%	2.25%	2.27%	1.95%	—

Our long-term investments include $463.1 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

The fair value of our 2000 Notes fluctuates based upon changes in the price of our common stock, changes in interest rates, and changes in our creditworthiness. The fair market value of our 2000 Notes at December 31, 2003 was $297.4 million while the face value and book value was $300.0 million and $311.2 million, respectively. To mitigate the risk of fluctuation in the fair value of our 2000 Notes, we entered into interest rate swap arrangements. The fair value of our 2003 Notes fluctuates based upon changes in the price of our common stock and changes in our creditworthiness. The fair market value of the 2003 Notes at December 31, 2003 was $574.5 million while the face value and the book value was $500.0 million. See Note 7 to the consolidated financial statements for transactions regarding our 2000 and 2003 Notes.

In November 2002, we merged our January and February 2002 interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) into a single interest rate swap with GSCM to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap, with a maturing date of July 2007, is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of $300.0 million of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on our 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR throughout the life of our 2000 Notes. The interest rate swap creates a market exposure to changes in the LIBOR. If the LIBOR increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. According to the terms of the swap, we are required to provide initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We accounted for the initial collateral and any additional collateral as restricted cash on our consolidated balance sheets. If the price of our common stock exceeds the original conversion or redemption price of the 2000 Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the 2000 Notes. If we call the 2000 Notes at a premium (in whole or in part), or if any of the holders of the 2000 Notes elected to convert the 2000 Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted our 2000 Notes.

We are exposed to credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under the swap is guaranteed by the Goldman Sachs Group L.P.

Also, see Notes 7 and 12 to the consolidated financial statements for additional information regarding our 2000 Notes and the interest rate swap activities.

Foreign exchange rate risk

A portion of our business is conducted in currencies other than the U.S. dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenue. We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency denominated deferred revenues and receivables due from certain subsidiaries and foreign branches in the Americas, EMEA, APAC, and Japan. We had outstanding forward contracts with notional amounts totaling $31.5 million and $17.5 million at December 31, 2003 and 2002, respectively. The forward contracts in effect at December 31, 2003 mature at various dates through December 2004 and were hedges of certain foreign currency transaction exposures in the British Pound, Canadian Dollar, Danish Kroner, Euro, Japanese Yen, Norwegian Kroner, Singapore Dollar, South African Rand, and Swiss Franc.

We also utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Australian Dollar, Canadian Dollar, British Pound, Euro, Israeli Shekel, and Swedish Kroner. We had outstanding forward contracts with notional amounts totaling $42.6 million at December 31, 2003. There were no forward contracts outstanding at December 31, 2002.

Gains or losses on forward contracts are recognized as “Other income (expense), net” in our consolidated statement of operations in the same period as gains or losses on the underlying transactions. Net gains or losses on forward contracts and the underlying transactions did not have any material impact to our financial position. In addition, the effect of an immediate 10% change in exchange rates would not have a material impact on our operating results or cash flows.

Investment risk

From time to time, we make investments in early stage private companies and private equity funds for business and strategic purposes. At December 31, 2003, our investments in private companies and a private equity fund were $13.5 million. In addition, we made capital contributions to the private equity fund totaling $6.4 million and we have committed to pay up to $8.6 million in the future. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments, we cannot assure that we will be able to sell them at a gain or even recover our investment. The potential decline in the NASDAQ National Market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the year ended December 31, 2003, we recorded losses of $2.5 million, $0.6 million, and $0.4 million on three of our investments in early stage private companies and a loss of $0.4 million on our investment in a private equity fund. For the year ended December 31, 2002, we recorded losses of $3.4 million, $1.5 million, and $0.4 million on three of our investments in early stage private companies. In calculating the loss to be recorded, we took into account the latest valuation of each of the portfolio companies based on recent sales of equity securities to outside third party investors.

In addition, we hold a warrant to purchase common stock of a private company. The warrant is treated as a derivative instrument due to a net settlement provision. Since the warrant is marked to market at each reporting date, any fluctuations in the fair value of the warrant may have an impact on our financial positions and results of operations. As of December 31, 2003, the fair value of the warrant was $0.4 million.

Item 8.    Financial Statements and Supplementary Data

Financial statements required pursuant to this Item are presented beginning on page F-1 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)	Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within these entities.

(b)	Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for May 19, 2004, and the information included in the proxy statement is incorporated herein by reference.

Item 10.    Directors and Executive Officers of the Registrant

Our executive officers as of February 29, 2004 are as follows:

Name	Age	Position
Amnon Landan	45	President, Chief Executive Officer and Chairman of the Board of Directors
Douglas P. Smith	52	Executive Vice President and Chief Financial Officer
Bryan J. LeBlanc	37	Vice President of Finance and Operations
David Murphy	41	Vice President of Corporate Development and Business Transformation
Yuval Scarlat	40	Vice President of Products
Susan J. Skaer	40	Vice President, General Counsel and Secretary

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

Mr. Bryan LeBlanc has served as our Vice President of Finance and Operations since May 2002. Prior to joining the company, he served as Executive Vice President and Chief Financial Officer for inSilicon Inc., a software company developing intellectual property for semiconductor communication, from March 2001 to May 2002. From March 2000 to March 2001, Mr. LeBlanc was Vice President of Finance and Chief Financial Officer of Fogdog, Inc., an online retailer of sports equipment, and from November 1999 to March 2000, he was the Director of Finance of Fogdog. From April 1997 to November 1999, Mr. LeBlanc was the Director of Corporate Finance for Documentum, Inc., an enterprise content management software development company. Prior to that, between 1988 and 1997, he held various financial management positions with Cadence Design Systems, Inc., an electronic design automation software company.

Mr. David Murphy has served as our Vice President of Corporate Development and Business Transformation since January 2003. From May 2001 to December 2002, he was President and Chief Executive Officer of Asera, a provider of business process enterprise solutions. Before joining Asera, from March 1998 to May 2001 Mr. Murphy was President and General Manager of Tivoli Systems at IBM, a division of IBM, and leading provider of systems management solutions. Prior to joining Tivoli, he was head of the private equity investments group at Perot Systems and a partner at McKinsey & Company.

Mr. Yuval Scarlat has served as our Vice President of Products since January of 2004. From January 2002 to January 2004, he was Vice President and General Manager of Testing & Deployment. From January 2000

to January 2002, he served as our President of Managed Services. From July 1996 to December 2000, he served as our Vice President of Technical Services. From 1990 to July 1996, he served with us in various technical and marketing positions.

Ms. Susan Skaer has served as our Vice President, General Counsel and Secretary since November 2000. From October 1996 to November 2000, Ms. Skaer was a partner with the law firm GCA Law Partners LLP (formerly General Counsel Associates LLP). From September 1990 to October 1996, Ms. Skaer was an associate with the law firm Wilson Sonsini Goodrich & Rosati.

The information concerning our directors required by this Item is incorporated by reference to our proxy statement under the heading “Election of Directors – Nominees” in our proxy statement.

The information concerning our audit committee financial expert required by this Item is incorporated by reference to our proxy statement under the “Audit Committee” under the heading “Board Structure and Compensation.”

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to our proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Our Code of Business Conduct and Ethics (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) is available on our website at www.mercuryinteractive.com/company/ir/docs under “Corporate Governance.” We will post amendments to or waivers from a provision of the Code of Business Conduct and Ethics on our website at www.mercuryinteractive.com/company/ir/docs under “Corporate Governance.”

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

The information regarding securities authorized for issuance under equity compensation plans required by this item is incorporated by reference to our proxy statement under the heading “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our proxy statement under the heading “Certain Transactions.”

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our proxy statement under the heading “Principal Auditor Fees and Services.”

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

3.    Exhibits

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of Mercury Interactive, as amended and restated to date.

3.2(12)	Certificate of Amendment of the Restated Certificate of Incorporation.

3.3	Amended and Restated Bylaws of Mercury Interactive.

10.1(4),(2)	Amended and Restated 1989 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.

10.2(1)	Form of Directors’ and Officers’ Indemnification Agreement.

10.3(14),(2)	Form of 1998 Employee Stock Purchase Plan and form of Agreements.

10.4(1)	401(k) Plan.

10.5(5),(2)	1994 Directors’ Stock Option Plan and form of Agreements.

10.6(6),(2)	Form of Change of Control Agreements entered into by Mercury Interactive with the Chairman, the Chief Executive Officer, the Executive Vice President and the Chief Financial Officer, Chief Operating Officer and the President of European Operations and Vice President and General Counsel.

10.7(7),(2)	Amended and Restated 2000 Supplemental Stock Option Plan.

10.8(7),(2)	Amended and Restated 1999 Stock Option Plan.

10.9(9)	Preferred Share Purchase Rights Agreement.

10.10(10)	Amendment to Rights Agreement dated March 31, 1999.

10.11(11)	Amendment No. Two to Rights Agreement, dated May 19, 2000.

10.12(12)	Purchase and Sale Agreement by and between WHSUM Real Estate Limited Partnership and Mercury Interactive.

10.13(8)	Form of Note for Mercury Interactive 4.75% Convertible Subordinated Notes due July 1, 2007.

Exhibit Number	Description
10.14(8)	Indenture between Mercury Interactive, as Issuer and Chase Manhattan Bank and Trust Company, National Association, as Trustee dated July 3, 2000 related to Mercury Interactive 4.75% Convertible Subordinated Notes due July 1, 2007.

10.15(8)	Registration Rights Agreement among Mercury Interactive and Goldman, Sachs & Chase Securities Inc. and Deutsche Banc Securities Inc. dated June 27, 2000 related to the Mercury Interactive 4.75% Convertible Subordinated Notes due July 1, 2007.

10.16(12)(2)	Amended and Restated Employment Agreement by and between Mercury Interactive and Douglas P. Smith effective as of August 28, 2000.

10.17(13)	Agreement and Plan of Merger among Freshwater Software, Inc., Mercury Interactive Corporation and Aqua Merger Company dated as of May 1, 2001.

10.18(15)	Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated January 17, 2002 (as revised on January 31, 2002), and Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated February 26, 2002.

10.19	Lease Agreement by and between 369 Whisman Associates, L.P. and Mercury Interactive, dated as of December 15, 2003.

10.20	Letter Agreement by and between Mercury Interactive and Kenneth Klein, effective as of December 30, 2003.

10.21(16),(2)	Conduct Ltd. 1998 Share Option Plan

10.22(17),(2)	Freshwater Software, Inc. 1997 Stock Plan

10.23(18),(2)	Performant, Inc. 2000 Stock Option/Restricted Stock Plan

10.24(19),(2)	Kintana, Inc. 1997 Equity Incentive Plan

10.25(19),(2)	Chain Link Technologies Limited Company Share Option Scheme

10.26(20)	Indenture, dated as of April 29, 2003, by and between Mercury Interactive Corporation and U.S. Bank National Association related to Zero Coupon Senior Convertible Notes due 2008.

10.27(20)	Form of Note for Mercury Interactive’s Zero Coupon Senior Convertible Notes due 2008.

10.28(20)	Registration Rights Agreement, dated as of April 23, 2003, by and between Mercury Interactive Corporation and UBS Warburg LLC related to Zero Coupon Senior Convertible Notes due 2008.

10.29(20)	Amendment No. 3 Rights Agreement dated April 23, 2003.

10.30(20)	Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated November 5, 2002.

14.1(21)	Code of Business Conduct and Ethics

21.1	Subsidiaries of Mercury Interactive.

23.1	Consent of Independent Auditors

24.1	Power of Attorney (see page 53).

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibits 3.1, 10.2, and 10.4 are incorporated by reference to Exhibits 3.3, 10.2, and 10.12, respectively, filed in response to Item 16(a), “Exhibits,” of Mercury Interactive Registration Statement on Form S-1, as amended, No. 33-68554, which was declared effective on October 29, 1993.
(2)	Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K.
(3)	Reserved.
(4)	Exhibit 10.1 is incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-8, No. 333-62125, filed with the Securities and Exchange Commission on August 24, 1998.
(5)	Exhibit 10.5 is incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarter ended September 30, 1994.
(6)	Exhibit 10.6 is incorporated by reference to Exhibit 10.26 filed with the Form 10-K for the year ended December 31, 1998.
(7)	Exhibits 10.7 and 10.8 are incorporated by reference to Exhibits 4.2 and 4.1 filed with the Registration Statement on Form S-8, No. 333-56316, filed with the Securities and Exchange Commission on February 28, 2001.
(8)	Exhibits 10.13, 10.14 and 10.15 are incorporated by reference to Exhibits 4.1, 4.2 and 4.3, respectively, filed with the Form 10-Q for the quarter ended June 30, 2000.
(9)	Exhibit 10.9 is incorporated by reference to Exhibit 1 to Form 8-A, filed with the Securities and Exchange Commission on July 9, 1996.
(10)	Exhibit 10.10 is incorporated by reference to Exhibit 1 to Form 8-A, Amendment No. 1, filed with the Securities and Exchange Commission on April 2, 1999.
(11)	Exhibit 10.11 is incorporated by reference to Exhibit 1 to Form 8-A, Amendment No. 2, filed with the Securities and Exchange Commission on May 22, 2000.
(12)	Exhibits 3.2, 10.12, and 10.16 are incorporated by reference to Exhibit 3.2, 10.12 and 10.16, respectively, filed with the Form 10-K for the year ended December 31, 2000.
(13)	Exhibit 10.17 is incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarter ended June 30, 2001.
(14)	Exhibit 10.3 is incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-8, No. 333-98031, filed with the Securities and Exchange Commission on August 13, 2002.
(15)	Exhibit 10.18 is incorporated by reference to Exhibit 10.18 filed with the Form 10-K for the year ended December 31, 2001.
(16)	Exhibit 10.21 is incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-8, No. 333-94837, filed with the Securities and Exchange Commission on January 18, 2000.
(17)	Exhibit 10.22 is incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-8, No. 333-61786, filed with the Securities and Exchange Commission on May 29, 2001.
(18)	Exhibit 10.23 is incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-8, No. 333-106646, filed with the Securities and Exchange Commission on June 30, 2003.
(19)	Exhibits 10.24 and 10.25 are incorporated by reference to Exhibits 4.1 and 4.2, respectively, filed with the Registration Statement on Form S-8, No. 333-108266, filed with the Securities and Exchange Commission on August 27, 2003.
(20)	Exhibits 10.26 and 10.27 are each incorporated by reference to Exhibit 4.1 filed with the Form 10-Q for the quarter ended March 31, 2003 and Exhibits 10.28, 10.29 and 10.30 are incorporated by reference to Exhibits 4.2, 4.3 and 10.1, respectively, filed with the Form 10-Q for the quarter ended March 31, 2003.
(21)	See Item 10, Directors and Executive Officers of the Registrant of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

We filed or furnished the following Current Report on Form 8-K and Form 8-K/A during the quarter ended December 31, 2003:

•	Current Report on Form 8-K dated October 22, 2003, announcing earnings for the quarter ended September 30, 2003 and attached press release related thereto.

•	Current Report on Form 8-K/A dated October 31, 2003, an amendment to a previously filed Form 8-K dated August 28, 2003, reporting (i) audited consolidated financial statements of Kintana for the year ended December 31, 2002 and unaudited condensed consolidated financial statements of Kintana as of June 30, 2003 and for the six months ended June 30, 2002 and 2003, which are required by paragraph (a) of Item 7 of Form 8-K with respect to the acquisition of Kintana on August 15, 2003 and (ii) furnishing pro forma financial information required by paragraph (b) of Item 7 of Form 8-K with respect to the acquisition of Kintana.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 5, 2004

MERCURY INTERACTIVE CORPORATION (Registrant)

By:	/s/ DOUGLAS P. SMITH
Douglas P. Smith, Executive Vice President and Chief Financial Officer

By:	/S/ BRYAN J. LEBLANC
Bryan J. LeBlanc Vice President, Finance and Operations Principal Accounting Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Amnon Landan, Susan J. Skaer and/or Douglas P. Smith and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date
/S/ AMNON LANDAN Amnon Landan	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 5, 2004

/S/ DOUGLAS P. SMITH Douglas P. Smith	Executive Vice President and Chief Finance Officer (Principal Financial Officer)	March 5, 2004

/S/ BRYAN J. LEBLANC Bryan J. LeBlanc	Vice President, Finance and Operations (Principal Accounting Officer)	March 5, 2004

/S/ IGAL KOHAVI Igal Kohavi	Director	March 5, 2004

/S/ YAIR SHAMIR Yair Shamir	Director	March 5, 2004

/S/ GIORA YARON Giora Yaron	Director	March 5, 2004

/S/ CLYDE OSTLER Clyde Ostler	Director	March 5, 2004

/S/ ANTHONY ZINGALE Anthony Zingale	Director	March 5, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Mercury Interactive Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mercury Interactive Corporation and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 19, 2004, except for Note 17,

    which is as of February 8, 2004

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$549,278	$349,123
Short-term investments	157,082	178,123
Trade accounts receivable, net of sales reserves of $6,117 and $7,431, respectively	142,908	93,095
Deferred tax assets	—	9,407
Prepaid expenses and other assets	64,043	36,690

Total current assets	913,311	666,438
Long-term investments	527,348	137,954
Property and equipment, net	73,203	88,516
Investments in non-consolidated companies	13,928	15,952
Debt issuance costs, net	14,965	6,037
Goodwill	347,616	113,327
Intangible assets, net	45,126	2,548
Restricted cash	6,000	6,000
Interest rate swap	11,557	17,378
Other assets, net	17,456	21,133

Total assets	$1,970,510	$1,075,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,584	$12,292
Accrued liabilities	96,637	71,414
Deferred tax liabilities	27,925	—
Income taxes payable	35,404	70,051
Short-term deferred revenue	212,716	135,338

Total current liabilities	390,266	289,095
Convertible notes	811,159	316,972
Long-term deferred tax liabilities	266	—
Long-term deferred revenue	67,909	24,048
Other long-term payable	541	—

Total liabilities	1,270,141	630,115

Commitments and contingencies (Notes 8 and 9)

Stockholders’ equity:
Preferred stock: par value $0.002 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.002 per share, 240,000 shares authorized; 90,481 and 84,694 shares issued and outstanding, respectively	181	169
Additional paid-in capital	468,150	254,218
Treasury stock: at cost; 784 and 784, respectively	(16,082)	(16,082)
Notes receivable from issuance of common stock	(6,580)	(11,055)
Unearned stock-based compensation	(1,533)	(1,296)
Accumulated other comprehensive loss	(6,219)	(1,725)
Retained earnings	262,452	220,939

Total stockholders’ equity	700,369	445,168

Total liabilities and stockholders’ equity	$1,970,510	$1,075,283

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Revenues:
License fees	$201,047	$192,212	$203,817
Subscription fees	98,858	53,024	32,783

Total product revenues	299,905	245,236	236,600
Maintenance fees	159,030	122,343	98,536
Professional service fees	47,538	32,543	25,864

Total revenues	506,473	400,122	361,000

Costs and expenses:
Cost of license and subscription	29,056	24,804	23,915
Cost of maintenance	11,880	11,662	10,712
Cost of professional services (excluding stock-based compensation)	36,889	24,334	20,396
Marketing and selling (excluding stock-based compensation)	238,765	193,775	182,682
Research and development (excluding stock-based compensation)	55,608	42,246	40,726
General and administrative (excluding stock-based compensation )	40,000	32,407	24,806
Stock-based compensation *	5,992	1,163	1,999
Acquisition related charges	11,968	—	—
Restructuring, integration and other related charges	3,389	(537)	5,361
Amortization of goodwill and other intangible assets	7,470	2,375	30,125
Facilities impairment	16,882	—	—

Total costs and expenses	457,899	332,229	340,722

Income from operations	48,574	67,893	20,278
Interest income	34,720	35,119	36,981
Interest expense	(19,551)	(23,370)	(23,636)
Net loss on investments in non-consolidated companies	(3,524)	(5,296)	—
Other income (expense), net	(2,524)	8,043	17,113

Income before provision for income taxes	57,695	82,389	50,736
Provision for income taxes	16,182	17,185	16,582

Net income	$41,513	$65,204	$34,154

Net income per share (basic)	$0.48	$0.78	$0.41

Net income per share (diluted)	$0.45	$0.74	$0.39

Weighted average common shares (basic)	87,124	83,938	82,559

Weighted average common shares and equivalents (diluted)	92,728	87,640	88,567

* Stock-based compensation:
Cost of professional services	$53	$—	$—
Marketing and selling	5,609	643	998
Research and development	296	453	550
General and administrative	34	67	451

Total stock-based compensation	$5,992	$1,163	$1,999

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Additional paid-in	Treasury	Notes receivable from issuance of common	Unearned stock-based	Accumulated other comprehensive	Retained	Total stockholders’	Comprehensive
	Shares	Amount	capital	stock	stock	compensation	loss	earnings	equity	income (loss)
Balance at December 31, 2000	81,129	$162	$190,232	$—	$(7,528)	$—	$(1,415)	$121,581	$303,032
Repurchase of common stock	(784)	(1)	—	(16,082)	—	—	—	—	(16,083)
Unearned stock-based compensation	—	—	10,777	—	—	(10,436)	—	—	341
Amortization of unearned stock-based compensation	—	—	—	—	—	1,659	—	—	1,659
Reversal of unearned stock-based compensation	—	—	(3,982)	—	—	3,982	—	—	—
Tax benefit from stock options	—	—	6,118	—	—	—	—	—	6,118
Vested stock options assumed in conjunction with the Freshwater acquisition	—	—	850	—	—	—	—	—	850
Collection of notes receivable	—	—	—	—	400	—	—	—	400
Stock issued under stock option and employee stock purchase plans	2,504	5	28,755	—	(4,036)	—	—	—	24,724
Currency translation adjustments	—	—	—	—	—	—	(850)	—	(850)	$(850)
Net income	—	—	—	—	—	—	—	34,154	34,154	34,154

Balance at December 31, 2001	82,849	166	232,750	(16,082)	(11,164)	(4,795)	(2,265)	155,735	354,345	$33,304

Amortization of unearned stock-based compensation	—	—	—	—	—	1,163	—	—	1,163
Reversal of unearned stock-based compensation	—	—	(2,336)	—	—	2,336	—	—	—
Collection of notes receivable	—	—	—	—	878	—	—	—	878
Stock issued under stock option and employee stock purchase plans	1,845	3	23,804	—	(769)	—	—	—	23,038
Currency translation adjustments	—	—	—	—	—	—	540	—	540	$540
Net income	—	—	—	—	—	—	—	65,204	65,204	65,204

Balance at December 31, 2002	84,694	169	254,218	(16,082)	(11,055)	(1,296)	(1,725)	220,939	445,168	$65,744

Unearned stock-based compensation	—	—	1,571	—	—	(1,571)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	787	—	—	787
Stock-based compensation for modification of stock options	—	—	5,205	—	—	—	—	—	5,205
Reversal of unearned stock-based compensation	—	—	(547)	—	—	547	—	—	—
Tax benefit from stock options	—	—	6,367	—	—	—	—	—	6,367
Collection of notes receivable from officers	—	—	—	—	2,856	—	—	—	2,856
Collection of notes receivable from foreign employees	—	—	—	—	1,330	—	—	—	1,330
Repurchase of shares upon cancellation of notes receivable	(10)	—	(289)	—	289	—	—	—	—
Vested stock options assumed in conjunction with Kintana acquisition	—	—	38,325	—	—	—	—	—	38,325
Issuance of stock in conjunction with Kintana acquisition	2,237	5	88,528	—	—	—	—	—	88,533
Stock issued under stock option and employee stock purchase plans	3,560	7	74,772	—	—	—	—	—	74,779
Currency translation adjustments	—	—	—	—	—	—	(4,494)	—	(4,494)	$(4,494)
Net income	—	—	—	—	—	—	—	41,513	41,513	41,513

Balance at December 31, 2003	90,481	$181	$468,150	$(16,082)	$(6,580)	$(1,533)	$(6,219)	$262,452	$700,369	$37,019

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$41,513	$65,204	$34,154
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,869	14,704	14,977
Sales reserves	1,193	3,342	3,384
Unrealized (gain) loss on interest rate swap	8	(406)	—
Amortization of goodwill and other intangible assets	7,470	2,375	30,125
Stock-based compensation	5,992	1,163	1,999
Gain on early retirement of debt	—	(11,610)	(19,833)
Loss on investments in non-consolidated companies	3,959	5,296	—
Unrealized gain on a warrant	(435)	—	—
Gain on sale of investments	—	—	(362)
Non-cash restructuring charges	—	—	230
Write-off of in-process research and development	11,968	—	—
Facilities impairment	16,882	—	—
Tax benefit from stock options	6,367	—	6,118
Deferred income taxes	35,653	(6,595)	5,734
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(40,878)	(28,288)	(6,032)
Prepaid expenses and other assets	(20,808)	(27,498)	(2,982)
Accounts payable	3,167	(451)	(752)
Accrued liabilities	12,927	11,443	(1,731)
Income taxes payable	(34,817)	38,492	5,677
Deferred revenue	111,944	65,002	11,993
Other long-term payable	541	—	—

Net cash provided by operating activities	180,515	132,173	82,699

Cash flows from investing activities:
Maturities of investments	1,857,656	461,954	1,083,082
Purchases of investments	(2,225,649)	(437,456)	(867,315)
Increase in restricted cash	—	(6,000)	—
Purchases of investments in non-consolidated companies	(1,500)	(2,244)	(18,944)
Cash paid in conjunction with Freshwater, net	—	—	(143,961)
Cash paid in conjunction with Performant, net	(22,028)	—	—
Cash paid in conjunction with Kintana, net	(136,653)	—	—
Cash paid in conjunction with a technology purchase from Allerez	(1,270)	—	—
Cash paid in conjunction with a domain name purchase	(650)	—	—
Acquisition of property and equipment	(17,093)	(8,164)	(22,091)

Net cash provided by (used in) investing activities	(547,187)	8,090	30,771

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	488,056	—	—
Proceeds from issuance of common stock under stock option and employee stock purchase plans	74,779	23,038	24,724
Collection of notes receivable from issuance of common stock	4,186	878	400
Repurchase of treasury stock	—	—	(16,082)
Retirement of convertible subordinated notes	—	(64,640)	(100,024)

Net cash provided by (used in) financing activities	567,021	(40,724)	(90,982)

Effect of exchange rate changes on cash	(194)	1,287	(578)

Net increase in cash and cash equivalents	200,155	100,826	21,910
Cash and cash equivalents at beginning of year	349,123	248,297	226,387

Cash and cash equivalents at end of year	$549,278	$349,123	$248,297

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—OUR SIGNIFICANT ACCOUNTING POLICIES

We were incorporated in 1989 and began shipping testing products in 1991. Since 1991, we have introduced a variety of software products and services for Business Technology Optimization (BTO) including application delivery and application management. With our acquisition of Kintana in August 2003, we commenced sales of Information Technology (IT) governance products. Our software products and services for BTO help customers maximize the business value of IT by optimizing application quality and performance as well as managing IT costs, risks, and compliance.

In May 2001, we acquired all of the outstanding stock of Freshwater Software, Inc. In May and August of 2003, we also acquired Performant, Inc. and Kintana, Inc., respectively. These transactions were accounted for as purchases, and accordingly, the operating results of Freshwater, Performant, and Kintana have been included in our consolidated financial statements since the date of the acquisitions. See Note 5 for a full description of the acquisitions.

Basis of presentation

We have a wholly-owned research and development and sales subsidiary incorporated in Israel and sales subsidiaries in the Americas; Europe, the Middle East and Africa (EMEA); Asia Pacific (APAC); and Japan for marketing, distribution and support of products and services. The Americas includes Brazil, Canada, and the United States of America. EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign currency translation

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the functional currency, generally the local currency, into U.S. dollars, the reporting currency. This process results in exchange gains or losses which, under the relevant accounting guidance are either included within the consolidated statements of operations or as a separate part of our net equity under the caption “Accumulated other comprehensive loss.” If any subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is reflected as cumulative translation adjustments included in accumulated other comprehensive income (loss). However, if the functional currency is deemed to be the U.S. dollar, any gain or loss associated with the translation of these financial statements is recorded as “Other income (expense), net” in our consolidated statements of operations.

The functional currency of our subsidiary in Israel is the U.S. dollar. Assets and liabilities in Israel are translated at year-end exchange rates, except for property and equipment, which is translated at historical rates. Revenues and expenses are translated at average exchange rates in effect during the year, except for costs related

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to those balance sheet items, which are translated at historical rates. Foreign currency translation gains or losses are included in the consolidated statements of operations.

The functional currencies of all other subsidiaries are the local currencies. Accordingly, all assets and liabilities of these subsidiaries are translated at the current exchange rate at the end of the period and revenues and expenses at average exchange rates in effect during the period. The gains or losses from translation of these subsidiaries’ financial statements are recorded as accumulated other comprehensive income or loss and included as a separate component of stockholders’ equity.

Derivative financial instruments

We enter into derivative financial instrument contracts to hedge certain foreign exchange and interest rate exposures and have adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2003, we adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the consolidated statement of cash flows. The provisions of this standard are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of SFAS No. 149 did not have a material effect on our financial position and results of operations. See Note 13 for a full description of our derivative financial instruments and related accounting policies.

According to SFAS No. 133, we are required to recognize all derivatives on the consolidated balance sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through the consolidated statements of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as on the type of hedging relationship.

Financial instruments with characteristics of both liabilities and equity

In the second quarter of 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in the statements of financial position. The adoption of this statement did not require us to make any reclassifications in our consolidated financial statements.

Cash and cash equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The portfolio of short-term and long-term investments (including cash and cash equivalents) consisted of the following (in thousands):

	December 31,
Investment Type	2003	2002
Cash and interest bearing demand deposits	$113,669	$98,635
Corporate debt securities	225,690	421,693
Municipal and tax-advantaged securities	119,810	63,417
Auction rate preferred debt securities	298,949	—
U.S. treasury and agency securities	475,590	81,455

	$1,233,708	$665,200

The portfolio of short-term and long-term investments (including cash balance of $74.2 million) by their contractual maturities as of December 31, 2003 was included in the following captions in the consolidated balance sheet (in thousands):

	December 31,
	2004	2005	2006	Total	Fair Value
Cash and cash equivalents	$549,278	$—	$—	$549,278	$549,344
Investments	157,082	130,571	396,777	684,430	686,999

	$706,360	$130,571	$396,777	$1,233,708	$1,236,343

Concentration of credit risks

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents, investments, and accounts receivable. We invest primarily in marketable securities and place our investments with high quality financial, government, or corporate institutions. Accounts receivable are derived from sales to customers located primarily in the U.S. and EMEA. We perform ongoing credit evaluations of our customers and to date have not experienced any material losses. For the years ended December 31, 2003, 2002, and 2001, no customer accounted for more than 10% individually of accounts receivable or revenue.

Fair value of financial instruments

The carrying amount of our financial instruments, including cash, cash equivalents, investments, accounts receivable and accounts payable approximates their respective fair values due to the short maturities of these financial instruments. The fair value of foreign currency forward contracts has been estimated using market quoted rates of foreign currencies at the applicable balance sheet dates. Warrants are valued using the Black-Scholes option-pricing model.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair market value of our Convertible Subordinated Notes issued in 2000 (2000 Notes) was $297.4 million and $269.3 million at December 31, 2003 and 2002, respectively, based on the quoted market price. The fair market value of our Zero Coupon Convertible Notes issued in 2003 (2003 Notes) was $574.5 million at December 31, 2003 based on the quoted market price.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of assets, which are five to seven years for office furniture and equipment, two to three years for computers and related equipment, three years for internal use software, four to five years for leasehold improvements or the term of the lease, whichever is shorter, seven to ten years for building improvements, and thirty years for buildings.

Internal use software

We recognize software development costs in accordance with the Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed of Obtained for Internal Use. Software development costs, including costs incurred to purchase third party software, are capitalized beginning when we have determined certain factors are present including, among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made. Capitalization of software costs ceases when the software is substantially complete, is ready for its intended use, and is amortized over its estimated useful life of generally three years using the straight-line method. At December 31, 2003 and 2002, we have capitalized internal use software of $16.2 million and $9.0 million, respectively. For the years ended December 31, 2003, 2002, and 2001, we incurred amortization expense of $2.8 million, $1.9 million, and $2.0 million, respectively.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs. We did not write down any internal use software during the years ended December 31, 2003, 2002, and 2001.

Software costs

We account for research and development costs in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs have been capitalized in 2003, 2002, and 2001.

Investments in non-consolidated companies

We make investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant influence over these companies’ operations. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above fair value, or if a company has completed a financing with new third-party investors based on a valuation significantly lower than the carrying value of our investment and the decline is other than temporary, it is our policy to record an investment loss in our consolidated statement of operations. In calculating the loss to be recorded, we take into account the latest valuation of each of the portfolio companies based on recent sales of equity securities to outside third party investors.

Goodwill

Goodwill represents the excess of purchase price over fair value of tangible and intangible assets acquired in an acquisition. In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result, we ceased to amortize goodwill and reclassified certain intangible assets to goodwill. We are also required to perform an impairment review of goodwill on an annual basis or more frequently if circumstances change.

The impairment review involves a two-step process as follows:

•	Step 1—We compare the fair value of our reporting units to the carrying value, including goodwill of each of these units. For each reporting unit where the carrying value, including goodwill, exceeded the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work would be performed and no impairment charge would be necessary.

•	Step 2—If we determine in Step 1 that the carrying value of a reporting unit exceeded our fair value, we would perform an allocation of the fair value of the reporting unit to our identifiable tangible and non-goodwill intangible assets and liabilities. This would derive an implied fair value for the reporting unit’s goodwill. We would then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of our goodwill, an impairment loss would be recognized for the excess.

Intangible assets

Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. We amortize intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives on our identifiable intangible assets is three months to six years.

Impairment of long-lived assets

We assess the recoverability of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The impairment of long-lived assets held for sale is measured at the lower of book value or fair value less cost to sell. The recoverability of long-lived assets held and used is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. Additionally, SFAS No. 144 expands the scope of discontinued

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on our financial position and results of operations.

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

On September 30, 2003, we recorded an impairment charge of $16.9 million associated with our two vacant headquarters buildings. See Note 3—Consolidation of Facilities. No impairment charges were recorded in the years ended December 31, 2002 and 2001.

Income taxes

We account for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. We have recorded a valuation allowance for the entire portion of the net operating losses related to the income tax benefits arising from the exercise of employees’ stock options.

Treasury stock

We account for treasury stock under the cost method. To date, we have not reissued or retired our treasury stock.

Stock-based compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price. No stock-based compensation was recorded for stock options granted to our employees because we have granted stock options to our employees equal to the price of the underlying stock on the date of grant. See Note 10 for discussion of unearned stock-based compensation. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We do not issue stock options to non-employees, except for our non-employee members of our Board of Directors.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31
	2003	2002	2001
Net income, as reported	$41,513	$65,204	$34,154
Add:
Stock-based employee compensation expense included in reported net income	5,917	1,163	1,999
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(141,723)	(122,206)	(113,949)

Pro forma net loss	$(94,293)	$(55,839)	$(77,796)

Net income per share (basic), as reported	$0.48	$0.78	$0.41

Net loss per share (basic), pro forma	$(1.08)	$(0.67)	$(0.94)

Net income per share (diluted), as reported	$0.45	$0.74	$0.39

Net loss per share (diluted), pro forma	$(1.08)	$(0.67)	$(0.94)

We calculate stock-based compensation expense under the fair value based method for shares issued pursuant to the 1998 Employee Stock Purchase Plan (ESPP) based upon actual shares issued, except for the period since the most recent purchase in August 2003. We estimate the number of shares issuable under the 1998 ESPP based upon actual contributions made by employees for the period from August 16 through December 31, 2003 and the lower of the fair market value of our common stock on August 16 and December 31, 2003.

We amortize unearned stock-based compensation expense using the straight-line method over the vesting periods of the related options, which is generally four years for non-qualified and incentive stock options. Stock-based employee compensation expense determined under the fair value based method for non-qualified options issued pursuant to the stock option plans are tax affected. Stock-based employee compensation expense determined under the fair value based method for incentive stock options issued pursuant to the stock option plans and shares issued pursuant to the 1998 ESPP are not tax affected. See Note 10 for assumptions used in the option-pricing model and estimated fair value of employee stock options and shares issued under the 1998 ESPP.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income (loss)

We comply with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Comprehensive income has been included in the consolidated statements of stockholders’ equity for all periods presented.

Revenue recognition

Revenue consists of fees for license and subscription licenses of our software products, maintenance fees, and professional service fees. We apply the provisions of SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of software products and services. In addition, we apply the provisions of the EITF Issue No. 00-03, Application of AICPA SOP No. 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, to our managed services software transactions. We also apply EITF No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products to account for transactions related sales incentives.

In the second quarter of 2003, we adopted EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. The adoption of this EITF did not have a material impact on our consolidated financial statements and we continue to account for our revenues in accordance with SOP 97-2, Software Revenue Recognition.

License revenue is comprised of license fees charged for the use of our products licensed under perpetual or multiple year arrangements in which the fair value of the license fee is separately determinable from maintenance and/or professional services. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable based on the payment terms associated with the transaction and whether or not collection is probable. If a significant portion of a fee is due after our normal payment terms, which are generally within 30-60 days of the invoice date, depending upon the region, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue at the earlier of cash collection or as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. For all sales, except those completed over the Internet, we use either a customer order document or signed license or service agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement.

Subscription revenue, including managed service revenue, represents license fees to use one or more software products, and to receive maintenance support (such as hotline support and updates) for a limited period of time. Since subscription licenses include bundled products and services, both product and service revenue, which the fair value of the license fee is not separately determinable from maintenance, is generally recognized ratably over the term of the license. Customers do not pay a set up fee.

Maintenance revenue is comprised of fees charged for post-contract customer support, which are determinable based upon vendor specific evidence of fair value. Maintenance fee arrangements include ongoing customer support and rights to product updates “if and when available.” Payments for maintenance are generally

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

made in advance and are nonrefundable. They are recognized as revenue ratably over the period of the maintenance contract.

Professional service revenue is comprised of fees charged for product training and consulting services, which are determinable, based upon vendor specific evidence of fair value. They are recognized as revenue as the services are provided.

For arrangements with multiple elements (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our licenses are based upon renewal rates quoted in the contracts, and in the absence of stated renewal rates upon separate sales of renewals to other customers. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. Most of our arrangements involve multiple elements. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We derive a portion of our business from sales of our products through our alliance partners, which include value-added resellers, and major systems integration firms. We normally pay our alliance partners a fee for the referral, which is netted against revenue recognized.

In accordance with the provisions of APB Opinion No. 29, Accounting for Nonmonetary Transactions, we record barter transactions at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. For the years ended December 31, 2003, 2002, and 2001, revenue from barter transactions has been insignificant and represents less than 1% of total revenue.

Sales reserve

Our license agreements and reseller agreements do not offer our customers or vendors the unilateral right to terminate or cancel the contract and receive a cash refund. In addition, the terms of our license agreements do not offer customers price protection.

We do provide for sales returns based upon estimates of potential future credits, warranty cost of product and services, and write-offs of bad debts related to current period product revenues. We analyze historical credits, historical bad debts, current economic trends, average deal size, and changes in customer demand, and acceptance of our products when evaluating the adequacy of the sales reserve. Revenues for the period are reduced to reflect the sales reserve provision. See Note 2 for a summary of changes in our sales reserve during the years ended December 31, 2003 and 2002.

Cost of license and subscription, maintenance, and professional services

Cost of license and subscription includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation and production personnel; and costs associated with our managed services business, including personnel related costs, fees to providers of internet bandwidth and related infrastructure and depreciation expense of managed services equipment. Cost of maintenance includes direct costs of providing product customer support, largely consisting of personnel costs and related expenses; and the cost of providing upgrades to our subscription customers. We have not broken out

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the costs associated with subscriptions because these costs cannot be separated between license and subscription cost of revenue. Cost of professional services includes direct costs of providing product training and consulting, largely consisting of personnel costs and related expenses. License and subscription, maintenance and professional services costs also include allocated facility and infrastructure expenses.

Research and development

Research and development costs are expensed as incurred.

Acquisition related charges

We expense as incurred all costs associated with in-process research and development (IPR&D), provided that technological feasibility of IPR&D has not been established and no future alternative uses of the technology exist.

Advertising expense

We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. For the years ended December 31, 2003, 2002, and 2001, advertising expenses totaled $9.2 million, $5.9 million, and $5.6 million, respectively.

Net income per share

Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, using the treasury stock method. For the years ended December 31, 2003, 2002, and 2001, dilutive potential common shares outstanding reflects shares issuable under our stock option plans.

The following table summarizes our earnings per share computations for the years ended December 31, 2003, 2002, and 2001 (in thousands, except per share amounts):

	Year ended December 31,
	2003	2002	2001
Numerator:
Net income	$41,513	$65,204	$34,154

Denominator:
Denominator for basic net income per share—weighted average shares	87,124	83,938	82,559
Incremental common shares attributable to shares issuable under employee stock plans	5,604	3,702	6,008

Denominator for diluted net income per share—weighted average shares	92,728	87,640	88,567

Net income per share (basic)	$0.48	$0.78	$0.41

Net income per share (diluted)	$0.45	$0.74	$0.39

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2003, 2002, and 2001, options to purchase 8,372,000 shares, 15,483,000 shares, and 5,990,000 shares of common stock, respectively, with a weighted average price of $55.40, $44.73, and $67.44, respectively, were considered anti-dilutive because the options’ exercise price was greater than the average fair market value of our common stock for the years then ended. For the years ended December 31, 2003, 2002, and 2001, common stock reserved for issuance upon conversion of the outstanding the 2000 Notes for 2,697,000, 2,697,000, and 3,393,000 shares, respectively, were not included in diluted earnings per share because the conversion would be anti-dilutive. When the 2003 Notes are required to be included in our EPS calculations, 9,673,050 shares would be included in both the basic and diluted weighted average common shares and equivalents for the net income per share calculation.

Segment reporting

We comply with the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. We have four reportable segments: the Americas, EMEA, APAC, and Japan. These segments are organized, managed, and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated application delivery, application management, and IT governance solutions. Our chief decision makers evaluate operating segment performance based primarily on net revenues and certain operating expenses. Information related to geographic segments is included in Note 16.

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet as of December 31, 2002 to conform to the December 31, 2003 presentation, specifically the break out of current and long-term deferred tax assets and deferred tax liabilities and the netting of deferred tax assets and deferred tax liabilities from the same tax jurisdiction. Certain reclassifications have been made to the consolidated statements of operations for the years ended December 31, 2002 and 2001 to conform to the current year presentation, specifically the allocation of facility and information technology infrastructure expenses. The consolidated statement of cash flows for the year ended December 31, 2001 was modified, specifically the reclassification of tax benefit from stock options out of income tax payable and deferred income taxes.

Recent accounting pronouncements

In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which relates to the identification of, and financial reporting for, variable-interest entities (VIEs). FIN No. 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN No. 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In December 2003, FASB issued a revised FIN No. 46. The FASB deferred the effective date for VIEs that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. We do not believe the adoption of FIN No. 46 will have a material impact on our financial position and results of operations.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—FINANCIAL STATEMENT COMPONENTS

	December 31,
	2003	2002
	(in thousands)
Sales reserve:
Beginning balance	$7,431	$6,334
Increase in sales reserve (reduction in revenue)	1,193	3,342
Write-off of accounts receivable against reserve	(2,619)	(2,370)
Currency translation adjustments	112	125

Ending balance	$6,117	$7,431

	December 31,
	2003	2002
	(in thousands)
Property and equipment, net:
Land and buildings	$55,272	$60,256
Computers and equipment	44,668	37,249
Internal use software	16,194	9,002
Office furniture and equipment	13,747	12,319
Leasehold improvements	8,864	7,359

	138,745	126,185
Less: Accumulated depreciation and amortization	(67,378)	(53,045)

	71,367	73,140
Construction in progress	1,836	15,376

	$73,203	$88,516

Depreciation and amortization expense of property and equipment for the three years ended December 31, 2003, 2002, and 2001 was $14.4 million, $13.7 million, and $13.4 million, respectively. For the years ended December 31, 2003, 2002, and 2001, property and equipment acquired under capital leases were insignificant.

	December 31,
	2003	2002
	(in thousands)
Accrued liabilities:
Payroll and related	$58,144	$42,591
Interest on convertible subordinated notes	7,125	7,125
Sales tax and related	9,358	5,628
Unfavorable lease liabilities	4,284	—
Swap interest expense	1,174	3,673
Other	16,552	12,397

	$96,637	$71,414

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Other income (expense), net:
Gain on early retirement of debt	$—	$11,610	$19,833
Amortization of debt issuance costs	(3,018)	(1,562)	(2,085)
Foreign exchange losses	(214)	(1,867)	—
Gain on interest rate swap	—	406	(214)
Other	708	(544)	(421)

	$(2,524)	$8,043	$17,113

NOTE 3—CONSOLIDATION OF FACILITIES

In July 2003, the Board of Directors approved a plan to lease a new headquarter facility and to sell the existing buildings in our Sunnyvale headquarters. During September 2003, we signed a letter of intent to lease four buildings and material terms of the lease were finalized in the same month. The lease agreement was signed in October 2003. As a result of our decision to move to a new headquarter facility and to sell the buildings we vacated and plan to vacate, we performed an impairment analysis of the four buildings that comprise our Sunnyvale headquarters. In September 2003, we wrote down the net book value of our two existing vacant buildings to $2.7 million, which approximated their appraised market value after taking into account the cost to maintain these facilities until sold and sales commissions related to the sale of the buildings. Accordingly, we reclassified these two buildings as assets held for sale. Assets held for sale are included in “Prepaid expenses and other assets” in our consolidated balance sheet as of December 31, 2003. In addition, we recorded the related facilities impairment charge of $16.9 million for the two buildings in the consolidated statement of operations for the year ended December 31, 2003. We are currently using the remaining two buildings, as our new headquarter facility is not available for us to occupy until the second quarter of fiscal 2004. We have not recorded any impairment charges related to these buildings. See Note 17 for the sale of the two vacant buildings subsequent to December 31, 2003.

NOTE 4—INVESTMENTS IN NON-CONSOLIDATED COMPANIES

As of December 31, 2003, we had investments in non-consolidated companies of $13.9 million. Our investments in early stage private companies and a private equity fund were $13.5 million and the fair value of a warrant to purchase common stock of a private company was $0.4 million. At December 31, 2002, our investments in early stage private companies and a private equity fund were $16.0 million. We did not hold any warrants in fiscal 2002. Through December 31, 2003, we made capital contributions to a private equity fund totaling $6.4 million and we have committed to make additional capital contributions up to $8.6 million in the future. In calculating the loss to be recorded, we took into account the latest valuation of each of the portfolio companies based on recent sales of equity securities to outside third party investors. For the years ended December 31, 2003 and 2002, we recorded a loss of $3.5 million and $5.3 million, respectively, on three of our investments in early stage private companies. We also recorded a loss of $0.4 million on a private equity fund for the year ended December 31, 2003. We did not record any losses on our investments in early stage private companies and the private equity fund for the year ended December 31, 2001. We believe that the carrying value of our investments in non-consolidated companies approximate their fair value at December 31, 2003 and 2002.

On August 15, 2003, we received a warrant to purchase 500,000 shares of common stock of Motive, Inc. at $2.50 per share. The warrant expires on August 15, 2008. The warrant contains a net settlement provision and, as such, is treated as a derivative instrument in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Instruments Hedging Activities. The fair value of the warrant is recorded in our consolidated balance sheet as “Investments in non-consolidated companies” and the change in fair value of the warrant was recorded as “Net loss on investments in non-consolidated companies” in our consolidated statement of operations. As of December 31, 2003, the fair value of the warrant was $0.4 million. During the year ended December 31, 2003, we recorded an unrealized gain of $0.4 million for the change in fair value of the warrant. We calculated the fair value of the warrant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.25%, contractual life of 5 years, volatility of 53.70% and zero dividend rate. We had not exercised the warrant as of December 31, 2003.

NOTE 5—ACQUISITIONS

2003

Kintana

On August 15, 2003, we acquired Kintana, a leading provider of IT governance software and services. Kintana’s IT governance software expands our product line to include products which enable our customers to govern and manage the priorities, processes, and people required to run IT as a business.

The total purchase price of the Kintana merger was as follows (in thousands):

Cash	$130,900
Fair value of Mercury common stock issued	88,533
Fair value of Mercury options issued	39,641
Direct merger costs incurred by Mercury	3,740
Direct merger costs incurred by Kintana to be paid by Mercury	4,646

Total purchase price	$267,460

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

We engaged a third party to assist us in the preparation of a valuation of the assets acquired. Based on the results of the valuation, the purchase price is allocated as follows (in thousands):

Cash	$1,283
Tangible assets	8,990
Deferred tax asset	12,784
Liabilities assumed	(11,302)
Deferred tax liability	(17,710)
In-process research and development	10,688
Non-compete agreements	13,863
Current products and technology	13,376
Core technology	10,930
Maintenance and support contracts	6,106
Goodwill	217,135
Unearned stock-based compensation	1,317

Total purchase price	$267,460

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded a deferred tax asset of $12.8 million primarily relating to net operating loss and tax credit carryforwards acquired as part of the acquisition. In addition, a deferred tax liability of $17.7 million was recorded for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the acquisition.

The weighted average amortization period of non-compete agreements and current products and technology are 36 months, core technology is 60 months, and maintenance and support contracts are 72 months. The total weighted average amortization period of all intangible assets is 47 months. All intangible assets are amortized on a straight-line basis over their useful lives which best represents the distribution of the economic value of the intangible assets. Amortization expense for intangible assets acquired from Kintana for the year ended December 31, 2003 was $4.6 million. The estimated total amortization expense associated with acquired Kintana intangible assets is $12.3 million for each of 2004 and 2005, $8.9 million for 2006, $3.2 million for 2007, $2.4 million for 2008, and $0.6 million thereafter.

Goodwill of $217.1 million represents the excess of the purchase price over the fair market value of the net tangible and amortizable intangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually.

In conjunction with the acquisition of Kintana, we recorded a $10.7 million charge for acquired IPR&D during the third quarter of 2003 because technological feasibility of the IPR&D had not been established and no future alternative uses existed. The IPR&D charge was recorded as “Acquisition related charges” in our consolidated statement of operations for the year ended December 31, 2003. The acquired IPR&D is related to the next generation of Kintana’s IT governance software products including changes to existing applications and the addition of new applications. The value of IPR&D was determined using the discounted cash flow approach. The expected future cash flow attributable to the in-process technology is discounted at 23%. This rate takes into account that the product leverages core and current technology found in the versions of the software, the increasing complexity and criticality of distributed software applications, the demand for faster turnaround of new distributed applications and enhancements, the expected growth in the industry, the continuing introduction of new functionality into the products, and the percentage of completion of approximately 35%. The IPR&D projects are currently expected to be completed within two to three months, and the estimated costs to complete the project are approximately $1.0 million during that time.

In conjunction with the acquisition of Kintana, we recorded unearned stock-based compensation totaling $1.3 million, which represents the intrinsic value of 1,493,066 options to purchase our common stock that we issued in exchange for Kintana unvested stock options. This amount is included in the total fair value of our options issued of $39.6 million. Unearned stock-based compensation is amortized over the remaining vesting period of the related options on a straight-line basis. During the year ended December 31, 2003, amortization of unearned stock-based compensation associated with these options was $0.2 million. The estimated amortization of unearned stock-based compensation is $0.4 million for each of 2004 and 2005, $0.3 million for 2006, and less than $0.1 million thereafter.

During the year ended December 31, 2003, we recorded $0.6 million in integration costs related to the Kintana acquisition, primarily for severance and consulting services.

The transaction was accounted for as a purchase and, accordingly, the operating results of Kintana have been included in our accompanying consolidated statements of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of Mercury and Kintana as if the acquisition had occurred as of the beginning of 2003 and 2002, after applying certain adjustments, including amortization of

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets, amortization of unearned stock-based compensation, rent expense adjustment associated with unfavorable operating leases assumed by us, and interest income, net of related tax effects. IPR&D of $10.7 million has been excluded from the following presentation (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002
	(unaudited)
Net revenues	$534,914	$444,647
Net income	$38,441	$53,900
Net income per share (basic)	$0.44	$0.63
Net income per share (diluted)	$0.42	$0.60

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

The total purchase price was $22.5 million and consisted of cash consideration of $21.9 million, net of cash acquired of $0.3 million, and transaction costs of $0.6 million. We engaged a third party to assist us in the preparation of a valuation of the assets acquired. The allocation of the purchase price is as follows (in thousands):

Tangible assets (net of cash acquired)	$270
Deferred tax asset	2,800
Liabilities assumed	(1,190)
Deferred tax liability	(1,180)
Existing technology	1,620
In-process research and development	1,280
Patents and core technology	800
Employment agreements	720
Customer contracts and related relationships	150
Order backlog	80
Goodwill	17,154

Total purchase price	$22,504

We recorded a deferred tax asset of $2.8 million relating to net operating loss and tax credit carryforwards acquired as part of the acquisition. In addition, a deferred tax liability of $1.2 million was recorded for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the acquisition.

The weighted average amortization period of existing technology, patents and core technology, and customer contracts and related relationships are 48 months, employment agreements are 18 months, and order backlog is 3 months. The total weighted average amortization period of all intangible assets is 41 months. All intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense for intangible assets acquired from Performant for the year ended December 31, 2003 was $0.8 million. The estimated total amortization expense associated with acquired Performant intangible assets is $1.0 million for 2004, $0.6 million for each of 2005 and 2006, and $0.2 million for 2007.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the acquisition of Performant, we recorded a $1.3 million charge for acquired IPR&D during the second quarter of 2003 because technological feasibility of the IPR&D had not been established and no future alternative uses of the technology existed. The IPR&D charge was recorded as “Acquisition related charges” in our consolidated statement of operations for the year ended December 31, 2003. The acquired IPR&D is related to the development of the Microsoft version of the diagnostics software or .NET version. The value of IPR&D was determined through the discounted cash flow approach. The expected future cash flow attributable to the in-process technology was discounted at 29%, taking into account the percentage of completion of approximately 46%, the rate technology changes in the industry, product life cycles, the future markets, and various projects’ stage of development. The IPR&D projects are currently expected to be completed between the next six to twelve months and the estimated costs to complete the project are insignificant during that time.

In conjunction with the acquisition of Performant, we recorded unearned stock-based compensation totaling $0.3 million associated with approximately 9,300 unvested stock options that we assumed. The options assumed were valued using the Black- Scholes option-pricing model. During the year ended December 31, 2003, amortization of unearned stock-based compensation associated with these options was less than $0.1 million. We expect to amortize the remaining unearned stock-based compensation through 2007, which is over the remaining vesting periods of the related options.

The transaction was accounted for as a purchase and, accordingly, the operating results of Performant have been included in our accompanying consolidated statement of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of Mercury and Performant as if the acquisition had occurred as of the beginning of 2003 and 2002, after applying certain adjustments, including amortization of intangible assets and amortization of unearned stock-based compensation and interest income, net of related tax effects. IPR&D of $1.3 million has been excluded from the following presentation (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002
	(unaudited)
Net revenues	$506,604	$400,653
Net income	$40,152	$58,928
Net income per share (basic)	$0.46	$0.70
Net income per share (diluted)	$0.43	$0.67

In conjunction with the acquisition of Performant, we committed to a license agreement for certain technology. The agreement was entered into in August 2000 and remains in effect until April 2018. The total estimated commitment is approximately $0.2 million, although the maximum commitment could reach approximately $0.8 million. As of December 31, 2003, no payments were made to Performant.

In conjunction with the acquisition of Performant, we entered into a milestone bonus plan related to certain research and development activities. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates through November 2004. The commitment will be earned equally over time as milestones are achieved and expensed as incurred. The maximum payments under the plan are $5.5 million. We recorded $2.8 million as “Restructuring, integration and other related charges” in our consolidated statement of operations for the year ended December 31, 2003 associated with the milestone bonus plan.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002

There were no business acquisitions during fiscal 2002.

2001

Freshwater

In May 2001, we acquired all of the outstanding securities of Freshwater, a provider of eBusiness monitoring and management solutions. We acquired Freshwater for cash consideration of $146.6 million. In connection with this acquisition, we assumed net assets of $2.4 million (including cash acquired of $2.7 million) and recorded a deferred tax liability of $3.0 million. The purchase price included $0.8 million for the fair value of approximately 13,000 assumed Freshwater vested stock options, as well as direct acquisition costs of $0.5 million. The fair value of options assumed was estimated using the Black-Scholes option-pricing model with the following assumptions: fair value of $74.21 per share; expected life (years) of four; risk-free interest rate of 4.41%; volatility of 92%; and dividend yield of zero percent. The allocation of the purchase price resulted in an excess of purchase price over net tangible assets acquired of $148.1 million. This was allocated, based on a valuation we prepared with the assistance of a third party, $2.1 million to workforce, $5.5 million to purchased technology and $140.5 million to goodwill. Goodwill and other intangible assets were amortized on a straight-line basis over 3 years. Beginning January 1, 2002, goodwill is not amortized in accordance with SFAS 142 as discussed in Note 6. Amortization expense for the years ended December 31, 2003, 2002, and 2001 was $1.8 million, $2.4 million, and $30.1 million, respectively. We expect to amortize approximately $0.7 million of intangible assets in 2004.

In connection with the acquisition of Freshwater, we recorded unearned stock-based compensation totaling $10.4 million associated with approximately 140,000 unvested stock options that we assumed. The options assumed were valued using the fair market value of our stock on the date of acquisition, which was $74.21 per share. We also recorded stock-based compensation expense of $0.3 million in conjunction with the restructuring in 2001. The options were valued using the fair market value of our stock on the date of accelerated vesting, which was a weighted average of $32.92 per share. Amortization of unearned stock-based compensation was $0.6 million, $1.2 million and $1.7 million (excluding $341,000 of stock-based compensation expense) for the years ended December 31, 2003, 2002, and 2001, respectively. The estimated amortization of unearned stock-based compensation is $0.2 million for 2004 and less than $0.1 million in 2005.

The transaction was accounted for as a purchase and, accordingly, the operating results of Freshwater have been included in our accompanying consolidated statements of operations from the date of acquisition. If the purchase had occurred at the beginning of 2001, net revenues would have been $365.4 million in 2001; net income would have been $4.4 million; and earnings per share would have been $0.05.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

In May and August 2003, in conjunction with our acquisitions of Performant and Kintana, respectively, we acquired goodwill and intangible assets. See Note 5 for a full description of our acquisition activities. In addition, we purchased existing technology from Allerez in July 2003 and the Mercury.com domain name in October 2003.

In January 2002, SFAS No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we ceased to amortize approximately $111.8 million of goodwill and reclassified $1.7 million of workforce to goodwill. We recorded approximately $29.0 million of amortization on these amounts during 2001. We also

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

wrote-off a deferred tax liability of $0.7 million associated with workforce against goodwill. In addition, we were required to perform a preliminary assessment of goodwill and an annual impairment review thereafter and potentially more frequently if circumstances change. We completed the preliminary assessment during the first quarter of 2002 and performed an annual impairment review during the fourth quarters of fiscal 2003 and 2002. We did not record an impairment charge as a result of our impairment reviews. We will continue to perform an annual impairment review every year and potentially more frequently if circumstances change.

During the fourth quarter of 2002, upon further review of SFAS No. 142, we reclassified $1.2 million of net intangible assets to goodwill. We had previously amortized goodwill of $0.2 million associated with these intangible assets in each of the first three quarters of 2002. We did not amortize this amount during the fourth quarter of 2002 and have ceased amortization associated with these intangible assets.

The changes in the carrying amount of goodwill are as follows (in thousands):

Amount
Balance at December 31, 2001	$111,789
Write-off of deferred tax liability associated with workforce	(661)
Workforce, net of amortization	1,673
Excess facilities charge	1,069
Accumulated amortization	(543)

Balance at December 31, 2002	113,327
Acquisition of Performant	17,154
Acquisition of Kintana	217,135

Balance at December 31, 2003	$347,616

In the fourth quarter of 2003, we reduced our goodwill from the Kintana acquisition by $1.6 million, primarily due to additional cash received from Kintana and additional payments made subsequent to the close of the acquisition.

In the third quarter of 2003, we increased our goodwill from the Performant acquisition by $0.1 million, primarily due to additional transaction costs.

During the second quarter of 2002, we recorded a $1.1 million charge to goodwill for the additional estimated costs to sublease excess facilities in Boulder, Colorado in connection with the Freshwater acquisition. Upon completion of the acquisition, we were able to accurately estimate the costs to sublease these facilities by reviewing vacancy rates and current market conditions. This charge included $1.0 million for the remaining lease commitments of these facilities, net of the estimated sublease income throughout the duration of the lease term, and $0.1 million for the write-down of related leasehold improvements. During the fourth quarter of 2002, we increased the idle facility charge against net income by $0.1 million due to a change in estimate for the sublease start date. Cash payments of $0.4 million and $0.2 million were made in connection with this charge during the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, our idle facility accrual was $0.6 million and is payable through 2006. Should facility rental rates continue to decrease in this market or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the pro forma effects of SFAS No. 142, assuming we had adopted the standard as of January 1, 2001 (in thousands, except per share amounts):

	Year ended December 31,
	2003	2002	2001
Net income, as reported	$41,513	$65,204	$34,154
Adjustments:
Amortization of goodwill	—	—	28,579
Amortization of workforce	—	—	427

Net income, as adjusted	$41,513	$65,204	$63,160

Net income per share (basic), as reported	$0.48	$0.78	$0.41

Net income per share (basic), as adjusted	$0.48	$0.78	$0.77

Net income per share (diluted), as reported	$0.45	$0.74	$0.39

Net income per share (diluted), as adjusted	$0.45	$0.74	$0.71

The changes in the carrying amount of intangible assets are as follows (in thousands):

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Existing technology	$20,166	$5,481	$14,685	$3,900	$2,093	$1,807
Patents and core technology	13,330	2,345	10,985	1,600	859	741
Maintenance and support contracts	6,106	382	5,724	—	—	—
Employment agreements	720	320	400	—	—	—
Customer contracts and other	14,093	1,838	12,255	—	—	—
Domain name	1,135	58	1,077	—	—	—

Total intangible assets	$55,550	$10,424	$45,126	$5,500	$2,952	$2,548

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

In October 2003, we purchased the Mercury.com domain name for $1.1 million. The total consideration consisted of $0.7 million in cash and $0.4 million in costs to provide certain customer support service and sales and technical training to the seller. The non-cash consideration was determined based upon our estimated costs to provide such services to third parties. The intangible assets will be amortized on straight-line basis or when services are performed.

The weighted average amortization period of existing technology is 38 months, patents and core technology is 56 months, employment agreements is 18 months, maintenance and support contracts are 72 months, customer contracts and other intangible assets are 36 months, and domain name is 60 months. The total weighted average amortization period of all intangible assets is 46 months. The aggregate amortization expense of intangible assets was $7.5 million, $2.4 million, and $1.1 million for the years ended December 31, 2003, 2002, and 2001. The estimated total amortization expense of intangible assets is $14.6 million for 2004, $13.5 million for 2005, $10.0 million for 2006, $3.8 million for 2007, $2.6 million for 2008, and $0.6 million thereafter.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT

In July 2000, we issued $500.0 million in Convertible Subordinated Notes. The 2000 Notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. As of December 31, 2003, no 2000 Notes were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. During the year ended December 31, 2002, we paid $65.8 million including accrued interest of $1.2 million to retire $77.5 million face value of the Notes, which resulted in a gain on early retirement of debt of $11.6 million. From December 2001 through June 30, 2002, we retired $200.0 million face value of the 2000 Notes.

In connection with the issuance of our 2000 Notes, we incurred $14.6 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. We wrote off $3.8 million of debt issuance costs as a result of the retirement of a portion of our 2000 Notes. The remaining costs are being amortized using the straight-line method over the remaining term of the 2000 Notes. Amortization expense related to the issuance costs was $1.4 million, $1.6 million, and $2.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003 and 2002, net debt issuance costs associated with our 2000 Notes were $4.6 million and $6.0 million, respectively.

During the second quarter of 2002, we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify gains and losses related to extinguishment of debt as extraordinary items, net of income taxes, unless they meet certain conditions. SFAS No. 145 was effective for fiscal years beginning after May 15, 2002, however early adoption was encouraged. As a result of the early adoption of SFAS No. 145, we have reclassified $11.6 million gain for the year ended December 31, 2002, as “Other income (expense), net” in our consolidated statement of operations.

In 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. See Note 13 for a full description of our derivative financial instruments and related accounting policies.

In April 2003, we issued $500.0 million of Zero Coupon Convertible Notes Due 2008 in a private offering. The 2003 Notes mature on May 1, 2008, do not bear interest, have a zero yield to maturity, and may be convertible into our common stock. Holders of the 2003 Notes may convert their 2003 Notes prior to maturity only:

•	if during any fiscal quarter (beginning with the third fiscal quarter of 2003) the closing sale price of our common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 110% of the conversion price of the 2003 Notes on that 30th trading day;

•	if during the period beginning January 1, 2008 through the maturity of the 2003 Notes, the closing sale price of our common stock on the previous trading day was 110% or more of the conversion price of the 2003 Notes on that previous trading day; or

•	if specified corporate transactions have occurred; specified corporate transactions include:

i.	we distribute to all holders of our common stock rights entitling them to purchase common stock at less than the average sale price of the common stock for the 10 trading days preceding the declaration date for such distribution; or

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ii.	we elect to distribute to all holders of our common stock, cash or other assets, debt securities, or rights to purchase our securities, which distribution has a per share value exceeding 15% of the sale price of the common stock on the business day preceding the declaration date for the distribution, then at least 20 days prior to the ex-dividend date for the distribution we must notify the holders of the 2003 Notes in writing of the occurrence of such event. Once we have given that notice, holders may surrender their 2003 Notes for conversion at any time until the earlier of the close of business on the business day immediately prior to the ex-dividend date or the date of our announcement that the distribution will not take place, in the case of a distribution. No adjustment to the ability of a holder of 2003 Notes to convert will be made if the holder may participate in the distribution without conversion; or

iii.	we are party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash, securities or other property, a holder may surrender 2003 Notes for conversion at any time from and after the date which is 15 days prior to the anticipated effective date of the transaction until 15 days after the actual date of the transaction.

Upon conversion, we have the right to deliver cash instead of shares of our common stock. We may not redeem the 2003 Notes prior to their maturity.

In connection with the issuance of our 2003 Notes, we incurred $11.9 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. These costs are being amortized using straight-line method over the term of the 2003 Notes. Amortization expense related to the issuance costs was $1.6 million for the year ended December 31, 2003. At December 31, 2003, net debt issuance costs associated with our 2003 Notes were $10.4 million.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Royalty agreement

On June 30, 2003, we entered into a non-exclusive agreement to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out or other transfer of all or substantially all of the business, stock or assets to which the agreement relates. The licensed technology will be combined with our other existing Mercury products, which should be generally available within twelve months from the effective date of this agreement. The agreement is in effect until December 31, 2005 with an election to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. We have committed to royalty payments totaling $15.0 million, which was originally due through June 15, 2004. As of December 31, 2003, we had paid $8.0 million and we recorded $11.0 million as prepaid royalties. Prepaid royalties are included as “Prepaid expenses and other assets” in our consolidated balance sheet and will be amortized to cost of license and subscription at the greater of the actual revenue over forecasted revenue or straight line over the estimated useful life. The remaining balance of $4.0 million will be paid by June 15, 2004. See Note 17 for amendment to the agreement entered into in February 2004 and payment made subsequent to December 31, 2003.

Executive severance

In December 2003, we entered into a severance agreement with a former executive officer. In accordance with the agreement, the former executive officer is entitled to salary and bonus through October 3, 2005. Under the agreement, we also modified terms of certain options granted to this officer (See Note 10). Severance charge related to accrued salaries and bonuses of $1.5 million was recorded as “Marketing and selling expense” in our consolidated statement of operations for the year ended December 31, 2003.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease commitments

We lease facilities for sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire through 2015. Certain of these leases contain renewal options. We lease certain equipment under various leases with lease terms ranging from month-to-month up to one year. Future minimum payments under the facilities and equipment leases with non-cancelable terms in excess of one year are as follows as of December 31, 2003 (in thousands):

Year ending December 31,
2004	$16,270
2005	14,840
2006	9,823
2007	7,080
2008	5,786
Thereafter	24,897

$78,696

Total rent expense under operating leases amounted to $8.4 million, $6.9 million, and $6.2 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Letters of credit

As of December 31, 2003, we had four irrevocable letter of credit agreements totaling $1.4 million in conjunction with our facility leases. See Note 15 for a full description of the letters of credit.

Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in our financial position, results of operations, or our statements of cash flows.

NOTE 9—GUARANTEES

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN No. 34. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002 about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements. The following is a summary of the agreements that we have determined are within the scope of FIN No. 45:

As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, subsidiaries and/or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby our customers are indemnified for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. Obligations relating to acquisitions made before December 31, 2002 were grandfathered under the provisions of FIN No. 45. We are not aware of any potential obligations arising as a result of acquisitions made subsequent to December 31, 2002 and we are therefore unable to determine the maximum potential payments we could be required to make for such obligations at this time. Accordingly, we have no liabilities recorded for these types of agreements as of December 31, 2003.

We have arrangements with certain vendors whereby we guarantee employee expenses. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. We would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is insignificant. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

We warrant our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties. As a result, we

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believe the estimated fair value on these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

NOTE 10—STOCKHOLDERS’ EQUITY

Preferred Stock

Under the terms of our Amended Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of our authorized but unissued shares of preferred stock.

1989 Plan

In August 1989, we adopted a stock option plan (1989 Plan). Options granted under the 1989 Plan are for periods not to exceed ten years. For holders of 10% or more of the total combined voting power of all classes of our stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option term may not exceed 5 years. Incentive stock option grants under the 1989 Plan must be at exercise prices not less than 100% of the fair market value and non-statutory stock option grants under the 1989 Plan must be at exercise prices not less than 85% of the fair market value of the stock on the date of grant. Options are immediately exercisable but all shares purchased upon exercise of options are subject to repurchase by us until vested. Options generally vest over a period of four years. Options are no longer granted under this plan.

1994 Director Plan

On August 3, 1994, the Board of Directors (Board) adopted the 1994 Directors’ Stock Option Plan (Directors’ Plan). We reserved 2,000,000 shares of common stock for issuance upon exercise of stock options to be granted during the ten-year term of the Directors’ Plan. Only members of the Board may be granted options under the Directors’ Plan. The plan provided for an initial option grant of 25,000 shares to our outside directors as of August 3, 1994 or upon initial election to the Board after August 3, 1994. In addition, the Directors’ Plan provided for automatic annual grants of 5,000 shares upon re-election of the individual to the Board. In August 1998, the stockholders agreed to amend the Directors’ Plan to increase the number of shares granted to 50,000 shares as an initial grant to new non-employee directors, 10,000 shares as the annual grant to continuing non-employee directors, and to provide for a one-time grant of 100,000 shares to our non-employee directors who were serving as our directors as of August 14, 1998. The option term is ten years, and options are exercisable while such person remains a director. The exercise price is not less than 100% of fair market value on the date of grant. The initial option grants and the one-time grants vest 20% annually for each director on the date of each Annual Meeting of Stockholders after the date of grant of such option. The annual option grants shall vest in full on the fifth anniversary following each individual’s re-election to the Board.

1996 Supplemental Plan

In May 1996, we adopted a stock option plan solely for grants to employees of our subsidiaries located outside the U.S. (Supplemental Plan). The provisions of the Supplemental Plan regarding option term, grant price, exercise price, and vesting period are identical to those of the 1989 Plan. Options are no longer granted under this plan.

1999 Plan

In August 1998, the stockholders adopted the 1999 Stock Option Plan (1999 Plan) to replace the 1989 Plan, effective on the expiration of the term of such plan in August 1999. We reserved 900,000 shares of common

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock for issuance upon exercise of stock options to be granted under this plan. The provisions of the 1999 Plan regarding option term, grant price, exercise price, and vesting period are identical to those of the 1989 Plan except that all options granted under the 1999 Plan must be at exercise prices not less than 100% of the fair market value. In December 1999, the stockholders approved an automatic increase in the aggregate number of shares reserved for issuance under the 1999 Plan of 4% of the common stock and equivalents outstanding as of January 1 of each year starting in 2000 and ended in 2003. In 2003, 2002, and 2001, the 1999 Plan shares reserved were automatically increased by 4,125,549, 3,995,750, and 3,879,728 shares, respectively. In December 2003, the stockholders approved to reserve an additional 3,000,000 shares for issuance under the 1999 Plan.

2000 Plan

In July 2000, we adopted the 2000 Supplemental Stock Option Plan (2000 Plan) which allows options to be granted to any employee who is not a U.S. citizen or resident and who is not an executive officer or director. We reserved 2,000,000 shares of common stock for issuance upon exercise of stock options to be granted under the 2000 Plan. In February 2001, the Board approved the reservation of an additional 4,000,000 shares. In November 2000, the Board amended and restated the 2000 Plan to better address our tax issues and our employees in countries other than the U.S. The provisions of the 2000 Plan regarding option term, grant price, and exercise price are identical to those of the 1999 Plan except that all the terms of options granted in certain EMEA countries may be different and the 2000 Plan provides for the grant of stock purchase rights.

1997 Freshwater Plan

In May 2001, in conjunction with the acquisition of Freshwater, we assumed the 1997 Freshwater Stock Option Plan (1997 Freshwater Plan). The provisions of the 1997 Freshwater Plan regarding option term, grant price, exercise price, and vesting period are identical to those of the 1999 Plan. Freshwater vested and unvested options were converted to our shares at a conversion ratio of 0.1326. Options are no longer granted under this plan.

Kintana Plans

In August 2003, in conjunction with the acquisition of Kintana, we assumed the Kintana 1997 Equity Incentive Plan in the U.S. and Share Option Scheme in the United Kingdom (Kintana Plans). The provisions of the Kintana Plans regarding option term, grant price, exercise price, and vesting period are identical to those of the 1999 Plan except for stock options granted under the Share Option Scheme are not exercisable immediately. Kintana vested and unvested options were converted to options to purchase our shares at a conversion ratio of 0.0951. Options are no longer granted under these plans.

2000 Performant Plan

In May 2003, in conjunction with the acquisition of Performant, we assumed the 2000 Performant Stock Option Plan (2000 Performant Plan). The provisions of the 2000 Performant Plan regarding option term, grant price, exercise price, and vesting period are identical to those of the 1999 Plan. Performant unvested options were converted to options to purchase our shares at a conversion ratio of 0.0099. Options are no longer granted under this plan.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option plans summary

The following table presents the combined activity of all our option plans for the years ended December 31, 2003, 2002, and 2001 (shares in thousands):

	Options available for grant	Options outstanding
		Number of Shares	Weighted average exercise price
Balance outstanding at December 31, 2000	2,627	17,395	$30.92
Additional shares authorized	7,880	—	$—
Options granted	(5,593)	5,593	$40.05
Options canceled	981	(1,069)	$45.49
Options exercised	—	(2,328)	$8.68

Balance outstanding at December 31, 2001	5,895	19,591	$35.32
Additional shares authorized	3,996	—	$—
Options granted	(6,113)	6,113	$29.33
Options canceled	1,447	(1,587)	$45.21
Options exercised	—	(1,456)	$10.11

Balance outstanding at December 31, 2002	5,225	22,661	$34.62
Additional shares authorized	7,126	—	$—
Options assumed in acquisitions	—	1,502	$36.42
Options granted	(6,232)	6,232	$34.43
Options canceled	1,501	(1,771)	$40.29
Options exercised	—	(3,034)	$20.97

Balance outstanding at December 31, 2003	7,620	25,590	$35.90

The following table presents weighted average price and remaining contractual life information about significant option groups outstanding under the above plans at December 31, 2003 (shares in thousands):

	Options outstanding			Options vested
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 0.40 – 18.25	4,107	4.67	$9.75	3,932	$9.46
$18.74 – 24.29	834	7.82	21.76	338	21.42
$25.41 – 29.29	3,734	7.44	29.01	1,713	29.14
$29.65 – 31.41	3,933	8.72	31.21	147	31.17
$31.55 – 39.81	4,610	8.64	35.95	1,088	33.04
$40.72 – 59.25	3,672	6.25	42.88	2,902	42.02
$60.88 – 125.44	4,700	6.45	65.17	3,752	65.33

	25,590	7.07	35.90	13,872	36.18

Employee Stock Purchase Plan

In August 1998, the stockholders adopted the 1998 Employee Stock Purchase Plan (1998 ESPP) and reserved 1,300,000 shares for issuance thereunder. In May 2002 and 2000, the stockholders approved the

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reservation of an additional 500,000 shares in each year, respectively, for issuances under the 1998 ESPP. In December 2003, the stockholders approved to reserve an additional 5,000,000 shares for issuance under the 1998 ESPP. Under the 1998 ESPP, employees are granted the right to purchase shares of common stock at a price per share that is the lesser of (i) 85% of the fair market value of the shares at the participant’s entry date into the offering period, or (ii) 85% of the fair market value of the shares at the end of the offering period. In August 2001, the Board changed the offering period from six months to two years. During 2003, 2002, and 2001, 526,000, 389,000, and 176,000 shares, respectively, were purchased under the 1998 ESPP at an average purchase price of $21.23, $23.81, and $44.33, respectively.

Employee Benefit Plan

We have a qualified 401(k) plan available to eligible employees. Participants may contribute up to 15% of their annual compensation to the plan, limited to a maximum annual amount set by the Internal Revenue Service. We match employee contributions dollar for dollar up to a maximum of $1,000 per year per person. Matching contributions vest according to the number of years of employee service. We contributed and expensed $793,000, $603,000, and $568,000 to the 401(k) plan during 2003, 2002, and 2001, respectively.

Stock Repurchase Program

During the third quarter of 2001, the Board authorized the repurchase of 1 million shares of our common stock in the open market, subject to normal trading restrictions, at a price no greater than $25.00. The repurchased shares will be used for general corporate purpose, including the share issuance requirements under our employee stock option and purchase plans. At December 31, 2003 and 2002, we had 0.8 million shares of treasury stock at a cost of $16.1 million for both years.

Unearned Stock-Based Compensation

Unearned stock-based compensation was related to assumed stock options in conjunction with the acquisitions of Kintana and Performant in 2003 and Freshwater in 2001. Acquisition-related unearned stock-based compensation includes the intrinsic value of stock options assumed in conjunction with the acquisitions that is earned as the employees provide future services. Unearned stock-based compensation is amortized to expense over the remaining vesting period of the related options on a straight-line basis. Through December 31, 2003, we reduced unearned stock-based compensation by $6.9 million due to the termination of certain employees. The estimated amortization of unearned stock-based compensation is $0.8 million for 2004, $0.4 million for 2005, $0.3 million for 2006, and less than $0.1 million for 2007.

In December 2003, in connection with a severance agreement with a former executive officer, we extended the exercise period of options to purchase 350,000 shares of common stock and accelerated the vesting of options to purchase 374,479 shares of common stock at exercise prices ranging from $29.29 to $60.88. As of result of the modification of stock options, we recorded a one-time stock-based compensation charge of $5.1 million based on the fair value of our common stock on the date of the modification.

During the third quarter of 2003, we recorded a one-time stock-based compensation charge of $0.1 million as we modified original terms of certain options.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value and Assumptions for SFAS No. 123 Pro Forma Disclosures

The fair value of options and shares issued pursuant to the 1998 ESPP at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2003, 2002, and 2001:

	Option plans			ESPP
	2003	2002	2001	2003	2002	2001
Expected life (years)	3.98	4.00	4.00	0.50	0.50	0.50
Risk-free interest rate	3.05%	4.18%	4.60%	1.64%	3.84%	4.60%
Volatility	89%	90%	92%	89%	90%	92%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. Based upon the above assumptions, the weighted average fair valuation per share of options granted under the option plans during the years ended December 31, 2003, 2002, and 2001 was $22.52, $19.44, and $27.03, respectively. The weighted average fair valuation per share of stock granted under the 1998 ESPP during the years ended December 31, 2003, 2002, and 2001 was $12.70, $13.54 and $22.49, respectively.

NOTE 11—INCOME TAXES

The provision for income taxes consisted of (in thousands):

	Year Ended December 31,
	2003	2002	2001
Federal:
Current	$137	$12,095	$5,436
Deferred	10,301	(5,915)	1,519

	10,438	6,180	6,955

State:
Current	(1,841)	2,087	2,232
Deferred	1,922	(680)	225

	81	1,407	2,457

Foreign:
Current	(14,590)	9,598	7,170
Deferred	20,253	—	—

	5,663	9,598	7,170

	$16,182	$17,185	$16,582

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income before provision for income taxes consisted of (in thousands):

	Year Ended December 31,
	2003	2002	2001
Domestic	$(64,821)	$(59,213)	$(4,310)
Foreign	122,516	141,602	55,046

	$57,695	$82,389	$50,736

The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	December 31,
	2003	2002	2001
Provision at federal statutory rate	$20,193	$28,837	$17,776
State tax, net of federal tax benefit	81	1,407	1,689
Foreign rate differentials	(14,057)	(13,109)	(11,149)
Reversal of valuation allowance	—	—	(1,705)
Tax-exempt interest	(787)	(575)	(2,012)
Non-deductible goodwill	3,003	—	10,002
Non-deductible in-process research and development	4,907	—	—
Non-deductible stock-based compensation	2,457	—	—
Other	385	625	1,981

	$16,182	$17,185	$16,582

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $482.4 million of undistributed earnings for certain non-U.S. subsidiaries. We intend to invest these earnings indefinitely in operations outside the U.S. The components of the deferred tax assets (liabilities) follow (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Other reserves and accruals	$13,195	$2,054
Depreciation and amortization	5,133	2,940
Sales reserve	2,167	2,676
Accrued vacation	2,345	1,249
Amortization of goodwill	—	939
Research and development tax credits	948	—
Net operating loss	23,349	—

	47,137	9,858
Deferred tax liabilities:
Deferred intercompany payments	(58,571)	(451)
Acquired intangible assets	(16,757)	—

	(75,328)	(451)

	$(28,191)	$9,407

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001, we reversed our valuation allowance originating from net operating losses of foreign jurisdictions on certain deferred tax assets. We reversed the valuation allowance because we believe it is more likely than not that all deferred tax assets will be realized in the foreseeable future.

At December 31, 2003 and 2002, our U.S. net operating loss carryforwards for income tax purposes were approximately $223.7 million and $160.5 million, respectively. If not utilized, the Federal net operating loss carryforwards will expire in various years through 2023, and the States net operating loss carryforwards will expire in various years through 2013. The net operating losses are primarily attributable to stock option compensation deductions. We have recorded a valuation allowance for the entire portion of the net operating losses related to the income tax benefits arising from the exercise of employees’ stock options. We have established this valuation allowance because, in our best assessment, it is more likely than not that we will not recognize the tax benefit relating to these net operating loss carryovers.

In 2003, we recognized a tax benefit of $6.4 million relating to stock option deductions. This tax benefit was directly allocated to contributed capital.

As a result of ownership changes in Performant, approximately $10.0 million of net operating loss carryovers that relate to the Performant acquisition are subject to certain limitations under the U.S. Internal Revenue Code and State tax laws.

The earnings from foreign operations in Israel are subject to a lower tax rate pursuant to “Approved Enterprise” incentives effective through 2014. The incentives provide for certain tax relief if certain conditions are met. We believe that we continued to be in compliance with these conditions at December 31, 2003.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we recorded a current tax payable and a prepaid tax asset in the amount of $25.5 million, which will be amortized to income tax expense over eight years, which approximates the period over which the expected benefit is expected to be realized. At December 31, 2003, we have a prepaid tax asset of $3.2 million included in prepaid expenses and $15.9 million included in net other assets.

In 2003, approximately $2.8 million and $8.4 million of our deferred tax assets are attributes acquired in the Performant and Kintana transactions, respectively. The recognition of the tax benefit that relates to these assets was allocated directly to reduce goodwill from the respective transaction. Additionally, in connection with these transactions, deferred tax liabilities of $0.9 million and $15.9 million were established as part of the transaction purchase accounting for the Performant and Kintana acquisitions, respectively. These deferred tax liabilities relate to the amortizable identifiable intangibles in which we have no tax basis.

NOTE 12—DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into forward contracts to hedge foreign currency denominated deferred revenues and receivables due from certain subsidiaries and foreign branches in the Americas, EMEA, APAC, and Japan against fluctuations in exchange rates. We have not entered into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains or losses on forward contracts are recognized as other income (expense) in the same period as gains or losses on the underlying transactions. We had outstanding forward contracts with notional amounts totaling $31.5 million and $17.5 million at December 31, 2003 and 2002, respectively. The forward contracts in effect at December 31, 2003 mature at various dates through December 2004 and are hedges of certain foreign currency transaction exposures in the British Pound,

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canadian Dollar, Danish Kroner, Euro, Japanese Yen, Norwegian Kroner, Singapore Dollar, South African Rand, and Swiss Franc.

We utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Australian Dollar, Canadian Dollar, British Pound, Euro, Israeli Shekel, and Swedish Kroner. Increases or decreases in the value of these non-functional currency assets are offset by gains or losses on the forward exchange contracts to mitigate the risk associated with foreign exchange market fluctuations. We had outstanding forward contracts with notional amounts totaling $42.6 million at December 31, 2003. There were no forward contracts outstanding at December 31, 2002. These forward exchange contracts contain credit risk in that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk of loss by limiting these agreements to major financial institutions. We also monitor closely the potential risk of loss with any one financial institution. We do not expect any material losses as a result of default by counterparties.

In January 2002 and February 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. In November 2002, we terminated our January and February interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) and replaced them with a single interest rate swap in order to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap with a maturing date of July 2007, is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) relating to $300.0 million of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the 2000 Notes to a variable interest rate based on the 6-month LIBOR plus 46.0 basis points. Beginning in January 2003, the variable interest rate on the swap was modified so that it is now based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the 2000 Notes attributable to changes in the LIBOR throughout the life of the 2000 Notes. The interest rate swap creates a market exposure to changes in the LIBOR. Under the terms of the swap, we are required to provide initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We accounted for the initial collateral and any additional collateral as restricted cash on our consolidated balance sheets. If the price of our common stock exceeds the original conversion or redemption price of the 2000 Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the 2000 Notes. If we call the 2000 Notes at a premium (in whole or in part), or if any of the holders of the 2000 Notes elected to convert the 2000 Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted 2000 Notes.

Our interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in the fair value of the underlying 2000 Notes attributable to changes in the LIBOR on our consolidated balance sheets, and we record the ineffectiveness arising from the difference between the two fair values in our consolidated statements of operations as “Other income (expense), net.” At December 31, 2003 and 2002, the fair value of the swap was approximately $11.6 million and $17.4 million, respectively, and the change in the fair value of our 2000 Notes attributable to changes in the LIBOR during the period resulted in an increase to the carrying value of our 2000 Notes of $11.2 million and $17.0 million, respectively. Unrealized gains on the interest rate swap were less than $0.1 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, our total restricted cash associated with the swap was $6.0 million.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are exposed to credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under the swap are guaranteed by the Goldman Sachs Group L.P.

For the year ended December 31, 2003, we recorded interest expense of $5.3 million and interest income of $14.3 million, respectively, as a result of our interest rate swap. For the year ended December 31, 2002, we recorded interest expense of $7.9 million and interest income of $14.5 million, respectively, as a result of our interest rate swap and our prior interest rate swaps for the 2002 period. Our net interest expense, including the interest paid on our 2000 Notes, was $5.3 million, $8.9 million, and $23.6 million for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 13—RESTRUCTURING, INTEGRATION AND OTHER RELATED CHARGES

We did not record any restructuring charges during the year ended December 31, 2003. See Note 5 for integration and other related charges we recorded during the year ended December 31, 2003.

During the second quarter of 2001, in conjunction with the acquisition of Freshwater, we recorded a charge for certain nonrecurring restructuring and integration costs of $0.9 million not considered part of the purchase price. The charge included costs for consolidation of facilities, employee severance, and fixed asset write-offs. As of June 30, 2002, all costs associated with the charge had been paid.

During the third quarter of 2001, in connection with management’s plan to reduce costs and improve operating efficiencies, we recorded restructuring and other charges of $4.4 million, consisting of $2.9 million for employee reductions, $1.1 million for the cancellation of a marketing event, and $0.4 million for professional services and consolidation of facilities. Employee reductions consisted of approximately 140 employees, or 8% of our worldwide workforce. All cash payments associated with the restructuring of $3.7 million was paid in full as of March 31, 2002. During the first quarter of 2002, we reversed $0.5 million of the cash restructuring charges associated with the cancellation of the marketing event because we were able to use the deposit for another event. The remaining restructuring costs of $0.2 million consisted of non-cash charges for asset write-offs.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Supplemental disclosure:
Cash paid during the year for income taxes, net of refunds of $882 and $301, respectively	$6,546	$4,200	$1,605

Cash paid during the year for interest expense	$7,755	$20,862	$23,618

Supplemental non-cash investing activities:
Net assets (liabilities) acquired (assumed) in conjunction with acquisitions	$(1,641)	$—	$2,383

Issuance of common stock and stock options in conjunction with acquisitions	$128,473	$—	$850

Tax effect of acquired intangible assets and tax benefits from acquisitions	$3,306	$—	$3,002

Purchase of domain name in exchange for customer support service, and sales and technical training	$491	$—	$—

Supplemental non-cash financing activities:
Tax benefit from exercise of stock options	$6,367	$—	$6,118

Issuance of common stock for notes receivable	$—	$769	$4,036

Elimination of debt offering costs in conjunction with debt retirement	$—	$1,229	$2,663

NOTE 15—RELATED PARTIES

Notes receivable from issuance of common stock

At December 31, 2002, we held full-recourse notes receivable collateralized by common stock from our officers totaling $2.9 million for purchases of our common stock. The notes bear interest at the market rate on the date of issuance specific to the officer. Accrued interest was due quarterly. The principal amount was due between five to eight years from the anniversary of the notes. In March 31, 2003, our Chief Executive Officer repaid his notes in full prior to the due date in the aggregate amount of $3.4 million, of which $2.0 million related to notes receivable from issuance of common stock and $1.4 million related to officer receivables. As of December 31, 2003, there were no full-recourse notes receivable from officers outstanding.

In addition, at December 31, 2003 and 2002, we held full-recourse notes receivable collateralized by common stock from our employees totaling $6.6 million and $8.2 million, respectively, for purchases of our common stock. The notes bear interest at the market rate on the date of issuance specific to the employee. Accrued interest is due between one and five years from the date of issuance. The principal amount is due ten years from the anniversary of the notes or as common stock is sold.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee and officer receivables

At December 31, 2003 and 2002, we held full-recourse notes receivable collateralized by our common stock and/or real property with an employee and an officer totaling $0.2 million and $1.6 million, respectively. The notes bear interest at the market rate on the date of issuance specific to the employee. Accrued interest is due either quarterly or annually. The principal amount is due between five and seven years from the anniversary of the notes.

Business with Wells Fargo & Company

Sale of products and services

We sell products and services to Wells Fargo & Company (Wells Fargo), a financial company, as part of the normal course of business. One of the members of our Board is an executive officer of Wells Fargo. We recorded total revenues from the sale of products and services to Wells Fargo of $2.1 million, $1.1 million, and $0.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. Accounts receivable due from Wells Fargo was $1.3 million and $0.2 million as of December 31, 2003 and 2002, respectively.

Banking services

In addition, we obtain banking services from Wells Fargo. During 2003, we entered into four irrevocable letter of credit agreements totaling $1.4 million with Wells Fargo. The letters of credit are related to facility lease agreements assumed by us in conjunction with the acquisitions of Kintana and Freshwater and the facility lease agreement for our new headquarters in Mountain View, California. Two of the agreements have automatic annual renewal provisions under which the expiration dates cannot be extended beyond March 1, 2006 and August 31, 2006. The agreement for the facility lease of our new headquarters automatically renews annually after January 1, 2005 unless we provide a termination notice to Wells Fargo. The fourth agreement expires in September 2004. As of December 31, 2003, no letters of credit were drawn. During 2003 and 2002, we maintained cash deposit accounts and an investment account related to investments in our Israeli research and development facility with Wells Fargo. As of December 31, 2003 and 2002, total cash deposit balance was $6.3 million and $14.3 million, respectively. As of December 31, 2003 and 2002, the investment account balance was $163.8 million and $188.0 million, respectively.

Marketing agreement with Biz360

In January 2003, our Audit Committee approved a 15-month subscription agreement with Biz360, as one of our members of the Board of Directors serves on the Biz360 board of directors, to purchase marketing services for $110,000. In April 2003, we signed an extension to the subscription agreement with Biz360. In accordance with the extension to the agreement, Biz360 will provide additional marketing service to our European operations for $60,000 over a 15-month period. As of December 31, 2003, we have made $170,000 in payments toward this agreement.

Subcontractor arrangement with InteQ Corporation

In April 2001 and July 2002, we invested $3.0 million and $369,000 in InteQ Corporation (InteQ) for 6,782,727 shares and 834,512 shares of its Series B Preferred stock, respectively. These investments are accounted for using the cost method. We do not have a seat on the InteQ board of directors. In June 2002, we entered into a subcontractor agreement with InteQ to outsource the delivery of the monitoring and problem remediation solutions of our Global SiteReliance (GSR) service. The contract was scheduled to end in April 2003 and was extended to June 2003. Prior to the subcontractor agreement, we delivered the GSR service to three customers, which as of June 2002 have been transitioned to InteQ. For a subcontractor fee, InteQ would perform

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the remaining services for these customers and any additional or new service contracts entered into by us. GSR service revenue of $151,000 and $261,000 related to these customers was netted against the subcontractor fee of $151,000 and $261,000 for the years ended December 31, 2003 and 2002, respectively. To perform the GSR service to our existing customers, InteQ has purchased a SiteScope thirteen-month term license from us for approximately $216,000. This term license was sold to InteQ with extended payment terms; consequently we are recognizing the revenue associated with this term license as payments are made by InteQ. To service additional customers, InteQ will have to acquire additional SiteScope licenses based upon certain criteria. During 2003, InteQ purchased additional SiteScope licenses aggregating $75,000, primarily for an existing customer. For the years ended December 31, 2003 and 2002, revenue of $199,000 and $73,000 was recorded for the InteQ SiteScope license, respectively.

In August 2002, we entered into a referral fee agreement whereby InteQ will pay us a 15% referral fee for customers referred by us to InteQ. The referral fee agreement ended on June 30, 2003. For the year ended December 31, 2003, we recorded $151,000 referral fee revenue from InteQ. No referral fee revenue was recognized during the year ended December 31, 2002.

NOTE 16—SEGMENT AND GEOGRAPHIC REPORTING

We have four reportable operating segments: the Americas, EMEA, APAC, and Japan. These segments are organized, managed, and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated application delivery, application management, and IT governance solutions. Our chief decision makers evaluate operating segment performance based primarily on net revenues and certain operating expenses.

Net revenues for our operating segments were as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Net revenues to third parties:
Americas (including U.S. of $310,967, $251,222, and $168,003, respectively)	$321,942	$262,537	$233,900
EMEA (including UK of $58,387, $40,776 and $41,866, respectively)	149,176	111,980	104,684
APAC	23,851	14,794	14,461
Japan	11,504	10,811	7,955

	$506,473	$400,122	$361,000

Long-lived assets, which consist primarily of property and equipment, for our operating segments were as follows (in thousands):

	December 31,
	2003	2002
Property and equipment, net:
Americas (including U.S. of $40,750 and $54,469, respectively)	$40,801	$54,553
EMEA (including Israel of $28,288 and $29,280, respectively)	31,001	32,367
APAC	1,011	1,170
Japan	390	426

	$73,203	$88,516

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

International sales represented 36%, 34%, and 35% of our total revenues in 2003, 2002, and 2001, respectively. The subsidiary located in the United Kingdom accounted for 12%, 10%, and 12% of the consolidated net revenues to unaffiliated customers for the years ended December 31, 2003, 2002, and 2001, respectively. Operations located in Israel accounted for 19% and 27% of the consolidated identifiable assets at December 31, 2003 and 2002, respectively.

Although we operate in one industry segment, our chief decision makers evaluate net revenues based on the components of application delivery, application management, and IT governance. With the acquisition of Kintana in August 2003, we began recognizing revenue from sales of IT governance products. Accordingly, the following tables present revenues for application delivery, application management, and IT governance for the years ended December 31, 2003, 2002, and 2001 (in thousands):

	For the year ended December 31, 2003
	Application Delivery	Application Management	IT Governance	Total
Total revenues:
License fees	$181,415	$11,988	$7,644	$201,047
Subscription fees	43,495	55,334	29	98,858

Product revenue	224,910	67,322	7,673	299,905
Maintenance fees	149,769	7,601	1,660	159,030
Service fees	36,814	4,160	6,564	47,538

	$411,493	$79,083	$15,897	$506,473

	For the year ended December 31, 2002
	Application Delivery	Application Management	IT Governance	Total
Total revenues:
License fees	$182,927	$9,285	$—	$192,212
Subscription fees	20,623	32,401	—	53,024

Product revenue	203,550	41,686	—	245,236
Maintenance fees	116,939	5,404	—	122,343
Service fees	31,317	1,226	—	32,543

	$351,806	$48,316	$—	$400,122

	For the year ended December 31, 2001
	Application Delivery	Application Management	IT Governance	Total
Total revenues:
License fees	$197,004	$6,813	$—	$203,817
Subscription fees	12,194	20,589	—	32,783

Product revenue	209,198	27,402	—	236,600
Maintenance fees	96,790	1,746	—	98,536
Service fees	25,851	13	—	25,864

	$331,839	$29,161	$—	$361,000

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—SUBSEQUENT EVENTS

Sale of vacant buildings

On January 30, 2004, we sold the two vacant buildings in Sunnyvale, California at the carrying value to a third party for $2.7 million in cash.

Amendment to royalty agreement

In February 2004, we entered into an amendment extending the Motive technology license agreement to December 31, 2006. In accordance with the addendum, we will pay an additional $0.4 million to Motive for an additional 12-month maintenance and support service for the year ending December 31, 2006. The fee is due on December 31, 2005. In addition, the addendum accelerates the payment of the remaining royalty balance of $7.0 million, which was paid in February 2004.

UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited consolidated quarterly financial information for the eight quarters ended December 31, 2003:

	Quarter ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
	(in thousands, except per share amounts)
Total revenues	$151,976	$126,056	$118,056	$110,385	$117,770	$97,852	$94,000	$90,500

Net income (loss)	$13,098	$(6,664)*	$16,935	$18,144	$18,753	$13,271	$18,020	$15,160

Basic net income (loss) per share	$0.15	$(0.08)	$0.20	$0.21	$0.22	$0.16	$0.21	$0.18

Diluted net income (loss) per share	$0.14	$(0.08)	$0.19	$0.20	$0.21	$0.15	$0.20	$0.17

Weighted average common shares (basic)	90,077	87,705	85,610	85,032	84,545	84,187	83,817	83,223

Weighted average common shares (diluted)	97,030	87,705	90,506	89,349	87,707	87,076	88,164	88,296

*	Included a non-recurring charge of $10.7 million related to in-process research and development acquired from Kintana acquisition.