Form 10-Q
period 2004-03-31
MERCURY INTERACTIVE CORP
filed 2004-05-10
CIK 867058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

379 North Whisman Road, Mountain View, California 94043-3969

(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 603-5200

1325 Borregas Avenue, Sunnyvale, California 94089

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     YES ☒     NO ☐

The number of shares of Registrant’s Common Stock outstanding as of April 30, 2004 was 92,198,163.

MERCURY INTERACTIVE CORPORATION

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$568,403	$549,278
Short-term investments	222,992	157,082
Trade accounts receivable, net of sales reserves of $6,274 and $6,117, respectively	125,269	142,908
Prepaid expenses and other assets	64,233	64,043

Total current assets	980,897	913,311
Long-term investments	541,021	527,348
Property and equipment, net	79,689	73,203
Investments in non-consolidated companies	11,669	13,928
Debt issuance costs, net	14,038	14,965
Goodwill	347,686	347,616
Intangible assets, net	41,187	45,126
Restricted cash	6,000	6,000
Interest rate swap	15,597	11,557
Long-term deferred tax assets	1,018	—
Other assets	16,318	17,456

Total assets	$2,055,120	$1,970,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,552	$17,584
Accrued liabilities	87,329	96,637
Deferred tax liabilities	27,895	27,925
Income taxes payable	41,479	35,404
Short-term deferred revenue	224,003	212,716

Total current liabilities	399,258	390,266
Convertible notes	815,154	811,159
Long-term deferred tax liabilities	—	266
Long-term deferred revenue	77,137	67,909
Other long-term payables	1,598	541

Total liabilities	1,293,147	1,270,141

Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	184	181
Additional paid-in capital	510,268	468,150
Treasury stock	(16,082)	(16,082)
Notes receivable from issuance of common stock	(5,929)	(6,580)
Unearned stock-based compensation	(1,242)	(1,533)
Accumulated other comprehensive loss	(6,586)	(6,219)
Retained earnings	281,360	262,452

Total stockholders’ equity	761,973	700,369

Total liabilities and stockholders’ equity	$2,055,120	$1,970,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2004	2003
Revenues:
License fees	$57,573	$44,786
Subscription fees	35,907	19,274

Total product revenues	93,480	64,060
Maintenance fees	46,889	35,585
Professional service fees	16,437	10,740

Total revenues	156,806	110,385

Costs and expenses:
Cost of license and subscription	9,819	6,550
Cost of maintenance	3,592	2,679
Cost of professional services (excluding stock-based compensation)	13,543	6,620
Marketing and selling (excluding stock-based compensation)	73,963	52,685
Research and development (excluding stock-based compensation)	17,286	11,589
General and administrative (excluding stock-based compensation)	12,245	9,100
Stock-based compensation *	209	189
Integration and other related charges	979	—
Amortization of intangible assets	3,940	458

Total costs and expenses	135,576	89,870
Income from operations	21,230	20,515
Interest income	9,260	8,767
Interest expense	(4,811)	(5,000)
Net loss on investments in non-consolidated companies	(123)	(572)
Other expense, net	(1,082)	(868)

Income before provision for income taxes	24,474	22,842
Provision for income taxes	5,566	4,698

Net income	$18,908	$18,144

Net income per share (basic)	$0.21	$0.21

Net income per share (diluted)	$0.19	$0.20

Weighted average common shares (basic)	91,450	85,032

Weighted average common shares and equivalents (diluted)	97,781	89,349

* Stock-based compensation:
Cost of professional services	$37	$—
Marketing and selling	87	107
Research and development	80	66
General and administrative	5	16

Total stock-based compensation	$209	$189

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$18,908	$18,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,915	3,879
Sales reserves	237	(406)
Unrealized gain on interest rate swap	(44)	(34)
Amortization of intangible assets	3,940	458
Stock-based compensation	209	189
Loss on investments in non-consolidated companies	455	572
Loss on disposals of assets	275	—
Unrealized gain on warrant	(332)	—
Deferred income taxes	(1,314)	2,422
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	17,653	14,988
Prepaid expenses and other assets	(1,507)	3,793
Accounts payable	971	(2,764)
Accrued liabilities	(9,522)	(10,289)
Income taxes payable	6,056	750
Deferred revenue	19,995	21,497
Other long-term payables	1,056	—

Net cash provided by operating activities	61,951	53,199

Cash flows from investing activities:
Maturities of investments	325,803	298,972
Purchases of investments	(403,820)	(322,671)
Proceeds from return of investment in non-consolidated company	1,525	—
Purchases of investments in non-consolidated companies	(750)	—
Cash paid in conjunction with the acquisition of Kintana	(70)	—
Net proceeds from sale of vacant facilities	2,537	—
Acquisition of property and equipment	(10,532)	(1,686)

Net cash used in investing activities	(85,307)	(25,385)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and employee stock purchase plans	42,543	10,687
Collection of notes receivable from issuance of common stock	149	2,414

Net cash provided by financing activities	42,692	13,101

Effect of exchange rate changes on cash	(211)	191

Net increase in cash and cash equivalents	19,125	41,106
Cash and cash equivalents at beginning of period	549,278	349,123

Cash and cash equivalents at end of period	$568,403	$390,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—OUR SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Mercury Interactive Corporation and its subsidiaries. We have a wholly-owned research and development and sales subsidiary incorporated in Israel. In addition, we have sales subsidiaries and offices in the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific (APAC); and Japan. The Americas includes Brazil, Canada, Mexico, and the United States of America. EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. All significant intercompany accounts and transactions have been eliminated.

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in our opinion are necessary to fairly state our consolidated financial position, the results of operations, and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 2003, included in the 2003 Form 10-K. The condensed consolidated statement of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for any subsequent periods or for the entire fiscal year ending December 31, 2004.

Short-term and long-term investments

We consider all debt securities with remaining maturities of less than one year to be short-term investments and all debt securities with remaining maturities greater than one year to be long-term investments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have categorized our debt securities as “held to maturity” securities. These debt securities, which all have contractual maturities of less than three years, are carried at cost plus accrued interest. Marketable equity securities are classified as available-for-sale and are reported at fair value, based on quoted market prices, with unrealized gains or losses, net of tax, recorded as a component of “Accumulated other comprehensive income or loss” in our consolidated statement of stockholders’ equity. The cost basis of securities sold is based on the specific identification method. We evaluate whether or not any of our marketable equity securities has experienced an other-than-temporary decline in fair value on a regular basis. As part of the evaluation process, we consider factors such as earnings/revenue outlook, operational performance, management/ownership changes, competition, and stock price performance. If we determine that a decline in fair value of marketable equity security below carrying value is other-than-temporary, it is our policy to record a loss on investment in our consolidated statement of operations and write down the marketable equity security to its fair value. Gains are recognized in our consolidated statement of operations when they are realized.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of assets, which are five to seven years for office furniture and equipment, two to three years for computers and related equipment, three years for internal use software, seven to ten years for building improvements, and thirty years for buildings. Leasehold improvements are depreciated using the straight-line method over the estimated economic lives or the remaining lease terms, whichever is shorter.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Investments in non-consolidated companies

Investments in non-consolidated companies consist of minority equity investments in publicly traded companies, early stage private companies, and private equity funds. We make these investments for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. Our investments in publicly traded companies are classified as available-for-sale in accordance with SFAS No. 115 and are included as “Short-term investments” in our consolidated balance sheet. We periodically monitor our investments for impairment and will record reductions in carrying values for investments in privately held companies and private equity funds if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above fair value, or if a company has completed a financing with new third-party investors based on a valuation significantly lower than the carrying value of our investment and the decline is other-than-temporary, it is our policy to record a loss on investment in our consolidated statement of operations. In calculating the loss on our investments, we take into account the latest valuation of each of the companies based on recent sales of equity securities to outside third party investors.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standard Board (FASB) issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which relates to the identification of, and financial reporting for, variable-interest entities. FIN No. 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN No. 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB issued FIN No. 46(R). The FASB deferred the effective date for variable-interest entities that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. The adoption of FIN No. 46(R) did not have a material impact on our financial position or results of operations.

Stock-based compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. No stock-based compensation has been recorded for stock options granted to our employees because options we have granted stock options to our employees at fair market value of the underlying stock on the date of grant. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We do not issue stock options to non-employees, except for our non-employee members of our Board of Directors. In accordance with FIN No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, we value stock options assumed in a purchase business combination at the date of acquisition at their fair value calculated using the Black-Scholes option-pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the stock options.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options and stock purchase plans under the fair value based method of SFAS No. 123, as amended by SFAS No. 148. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Net income, as reported	$18,908	$18,144
Add:
Stock-based employee compensation expense included in reported net income	209	189
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(29,341)	(32,455)

Pro forma net loss	$(10,224)	$(14,122)

Net income per share (basic), as reported	$0.21	$0.21

Net loss per share (basic), pro forma	$(0.11)	$(0.17)

Net income per share (diluted), as reported	$0.19	$0.20

Net loss per share (diluted), pro forma	$(0.11)	$(0.17)

We calculate stock-based compensation expense under the fair value based method for shares issued pursuant to the 1998 Employee Stock Purchase Plan (ESPP) based upon actual shares issued, except for the period since the most recent purchase in February 2004. We estimate the number of shares issuable under the 1998 ESPP based upon actual contributions made by employees for the period from February 16 through March 31, 2004 and the lower of the fair market value of our common stock on February 16, 2004 or March 31, 2004.

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

The fair value of stock options and shares issued pursuant to the stock option plans and the 1998 ESPP at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2004 and 2003:

	Option plans		ESPP
	2004	2003	2004	2003
Expected life (years)	4.00	4.00	0.50	0.50
Risk-free interest rate	2.79%	3.03%	1.01%	2.58%
Volatility	85%	89%	85%	89%
Dividend yield	0%	0%	0%	0%

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. Based upon the above assumptions, the weighted average fair valuation per share of options granted under the option plans during the three months ended March 31, 2004 and 2003 was $29.90 and $20.55, respectively. The weighted average fair valuation per share of options granted under the 1998 ESPP during the three months ended March 31, 2004 and 2003 was $15.70 and $10.35, respectively.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenue recognition

Revenue consists of fees for license and subscription licenses of our software products, maintenance fees, and professional service fees. We apply the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of software products and services. In addition, we apply the provisions of the EITF Issue No. 00-03, Application of AICPA SOP No. 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, to our managed services software transactions. We also apply EITF No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products to account for transactions related sales incentives.

License revenue consists of license fees charged for the use of our products licensed under perpetual or multiple-year arrangements in which the fair value of the license fee is separately determinable from undelivered items such as maintenance and professional services. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable based on the payment terms associated with the transaction and whether or not collection is probable. If a significant portion of a fee is due after our normal payment terms, which are generally within 30-60 days of the invoice date in the U.S., APAC and Japan (slightly longer in EMEA), we account for the fee as not being fixed or determinable. In these cases, we recognize revenue at the earlier of cash collection or as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. For all sales, except those completed over the Internet, we use either a customer order document or a signed license or service agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement.

Subscription revenue, including managed service revenue, represents license fees to use one or more software products, and to receive maintenance support (such as hotline support and product updates) for a limited period of time. Since subscription licenses include bundled products and services, both product and service revenue, for which the fair value of the license fee is not separately determinable from maintenance, is generally recognized ratably over the term of the license. Customers do not pay a set up fee.

Maintenance revenue consists of fees charged for post-contract customer support, which are determinable based upon vendor specific objective evidence of fair value. Maintenance fee arrangements include ongoing customer support and rights to product updates “if and when available.” Payments for maintenance are generally made in advance and are nonrefundable. They are recognized as revenue ratably over the period of the maintenance contract.

Professional service revenue consists of fees charged for product training and consulting services, which are determinable, based upon vendor specific objective evidence of fair value. They are recognized as revenue as the services are provided.

For arrangements with multiple elements (for example, license and undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our licenses are based upon renewal rates quoted in the contracts, and in the absence of stated renewal rates, upon separate sales of renewals to other customers. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. Most of our arrangements involve multiple elements. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We derive a portion of our business from sales of our products through our alliance partners, which include value-added resellers and major systems integration firms.

In accordance with the provisions of APB Opinion No. 29, Accounting for Nonmonetary Transactions, we record barter transactions at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. For the three months ended March 31, 2004 and 2003, revenue from barter transactions has been insignificant and represents less than 1% of total revenue.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. For the three months ended March 31, 2004 and 2003, advertising expenses totaled $1.6 million and $2.3 million, respectively.

Reclassifications

Certain reclassifications have been made to the March 31, 2003 balances to conform to the March 31, 2004 presentation, namely the break out of net loss on investments in non-consolidated companies and other expense, net.

NOTE 2—SALES RESERVE

Our license agreements and reseller agreements do not offer our customers or vendors the unilateral right to terminate or cancel the contract and receive a cash refund. In addition, the terms of our license agreements do not offer customers price protection.

We do provide for sales returns based upon estimates of potential future credits, warranty cost of product and services, and write-offs of bad debts related to current period product revenues. We analyze historical credits, historical bad debts, current economic trends, average deal size, changes in customer demand, and acceptance of our products when evaluating the adequacy of the sales reserve. Revenues for the period are reduced to reflect the provision for sales returns.

The following table summarizes changes in our sales reserve during the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,
	2004	2003
Sales reserve:
Beginning balance	$6,117	$7,431
Increase/(decrease) in sales reserve (reduction/(increase) in revenues)	237	(406)
Write-off of accounts receivable against reserve	(76)	(440)
Currency translation adjustments	(4)	14

Ending balance	$6,274	$6,599

NOTE 3—CONSOLIDATION OF FACILITIES

In July 2003, the Board of Directors approved a plan to lease new headquarters facilities and to sell the existing buildings in our Sunnyvale headquarters. During September 2003, we signed a letter of intent to lease four buildings and material terms of the lease were finalized in the same month. The lease agreement was signed in October 2003. As a result of our decision to move to new headquarters facilities and to sell the buildings we vacated and plan to vacate, we performed an impairment analysis of the four buildings that comprised our Sunnyvale headquarters. In September 2003, we wrote down the net book value of our two existing vacant buildings to $2.7 million, which approximated their appraised market value after taking into account the cost to maintain these facilities until sold and sales commissions related to the sale of the buildings. Accordingly, we reclassified these two buildings as assets held for sale. Assets held for sale are included in “Prepaid expenses and other assets” in our consolidated balance sheet as of December 31, 2003. In addition, we recorded the related facilities impairment charge of $16.9 million for the two buildings in our consolidated statement of operations for the year ended December 31, 2003. On January 30, 2004, we sold the two vacant buildings in Sunnyvale, California at the carrying value to a third party for $2.7 million in cash. At March 31, 2004, we still occupied the remaining two buildings, as our new headquarters facilities were not ready for occupancy until the second quarter of fiscal 2004. As such, we had not recorded any impairment charges related to these two remaining buildings during the three months ended March 31, 2004.

        In April 2004, we completed our move into the new headquarters in Mountain View, California and we have placed one of the two remaining buildings for sale. As a result of our move and our decision to sell one of these two buildings, we will record a facility impairment charge in the second quarter of fiscal 2004 to write down the net book value of the building that is held for sale to its appraised market value after taking into account the cost to maintain the facility until sold and sales commissions related to the sale of the building. In connection with our move, we vacated two leased facilities from the Kintana acquisition to our new headquarters in April 2004. In the second quarter of fiscal 2004, we will record a charge primarily representing the remaining lease obligations and costs to protect, maintain, and recondition the leased facilities prior to returning these leased facilities to the lessor. These lease agreements expire in September 2004 and December 2005. Due to the short remaining lease terms, it is not likely that we can sublease the facilities; as such, no sublease income is included in the facilities impairment calculation. We expect the facilities impairment charge that we will record in the second quarter of fiscal 2004 to be in the range of $7.0 million to $9.0 million.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 4—INVESTMENTS IN NON-CONSOLIDATED COMPANIES

At March 31, 2004, our equity investments in non-consolidated companies comprised of an investment in a public company of $1.6 million, investments in early stage private companies and a private equity fund of $10.9 million, and a warrant to purchase common stock of Motive, Inc. of $0.8 million. We account for our investment in the public company as available-for-sale marketable equity securities which is included in our consolidated balance sheet as “Short-term investments.” At December 31, 2003, we had investments in non-consolidated companies of $13.9 million, comprised of investments in early stage private companies and a private equity fund of $13.5 million and the fair value of the Motive warrant of $0.4 million. Through March 31, 2004, we made capital contributions to a private equity fund totaling $7.1 million and we have committed to make additional capital contributions up to $7.9 million in the future. For the three months ended March 31, 2004, we recorded a loss of $0.5 million on one of our investments in early stage private companies. The loss was partially offset by an unrealized gain of $0.4 million related to a change in fair value of the Motive warrant. For the three months ended March 31, 2003, we recorded a loss of $0.5 million on one of our investments in early stage private companies and a loss of $0.1 million on our investment in the private equity fund. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to outside third party investors. We calculated the fair value of the warrant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.86%, contractual life of 5 years, volatility of 49% and zero dividend rate. We had not exercised the warrant at March 31, 2004. We believe that the carrying value of our investments in non-consolidated companies approximated their fair value at March 31, 2004 and December 31, 2003.

In February 2004, one of the privately held companies in which we had an equity investment was acquired by a public company. We received $1.5 million cash and common stock of that company. Cash proceeds received by us were recorded as a return of investment in the privately held company. The common stock we received from the public company was recorded at the carrying value of our investment in the privately held company, net of cash received, and is treated as available-for-sale marketable equity securities. The fair value of the common stock was $1.6 million at March 31, 2004. Unrealized gains related to the available-for-sale marketable equity securities of $0.2 million is included as a component of “Accumulated other comprehensive loss” at March 31, 2004. On May 7, 2004, we sold common stock of the public company for $1.7 million in cash, resulting in a realized gain of approximately $0.3 million.

NOTE 5—ACQUISITIONS

Kintana

On August 15, 2003, we acquired Kintana, a leading provider of Information Technology (IT) governance software and services. Kintana’s IT governance expands our product line to include products which enable our customers to govern and manage the priorities, processes, and people required to run IT as a business.

The total purchase price of the Kintana merger was as follows (in thousands):

Cash	$130,900
Fair value of Mercury common stock issued	88,533
Fair value of Mercury options issued	39,641
Direct merger costs incurred by Mercury	3,715
Direct merger costs incurred by Kintana to be paid by Mercury	4,646

Total purchase price	$267,435

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We engaged a third party to assist us in the preparation of a valuation of the assets acquired. Based on the results of the valuation, the purchase price is allocated as follows (in thousands):

Cash	$1,283
Tangible assets	8,990
Deferred tax asset	12,784
Liabilities assumed	(11,398)
Deferred tax liability	(17,710)
In-process research and development (IPR&D)	10,688
Non-compete agreements	13,863
Current products and technology	13,376
Core technology	10,930
Maintenance and support contracts	6,106
Goodwill	217,206
Unearned stock-based compensation	1,317

Total purchase price	$267,435

We recorded a deferred tax asset of $12.8 million primarily relating to net operating loss and tax credit carryforwards acquired as part of the acquisition. In addition, a deferred tax liability of $17.7 million was recorded for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the acquisition.

The weighted average amortization period of non-compete agreements and current products and technology are 36 months, core technology is 60 months, and maintenance and support contracts is 72 months. The weighted average amortization period of all intangible assets is 47 months. All intangible assets are amortized on a straight-line basis over their useful lives which best represents the distribution of the economic value of the intangible assets. Amortization expense for the three months ended March 31, 2004 was $3.1 million. The estimated total amortization expense associated with acquired Kintana intangible assets is $9.2 million for the remainder of 2004, $12.3 million for 2005, $8.9 million for 2006, $3.2 million for 2007, $2.4 million for 2008, and $0.6 million thereafter.

Goodwill of $217.2 million represents the excess of the purchase price over the fair market value of the net tangible and amortizable intangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually.

In conjunction with the acquisition of Kintana, we recorded a $10.7 million charge for acquired IPR&D during the third quarter of 2003 because technological feasibility of the IPR&D had not been established and no future alternative uses existed. The acquired IPR&D is related to the next generation of Kintana’s IT governance software products including changes to existing applications and the addition of new applications. The value of IPR&D was determined through the discounted cash flow approach. The expected future cash flow attributable to the in-process technology is discounted at 23%. This rate takes into account that the product leverages core and current technology found in the versions of the software, the increasing complexity and criticality of distributed software applications, the demand for faster turnaround of new distributed applications and enhancements, the expected growth in the industry, the continuing introduction of new functionality into the products, and the percentage of completion of approximately 35%. As of March 31, 2004, the IPR&D projects were completed.

In conjunction with the acquisition of Kintana, we recorded unearned stock-based compensation totaling $1.3 million, which represents the intrinsic value of 1,493,066 options to purchase our common stock that we issued in exchange for Kintana unvested stock options. This amount is included in the total fair value of our options issued of $39.6 million. During the three months ended March 31, 2004, amortization of unearned stock-based compensation associated with these options was $0.1 million. The estimated amortization of unearned stock-based compensation is $0.3 million for the remainder of 2004, $0.3 million for 2005, and $0.2 million for 2006, and less than $0.1 million thereafter.

Integration costs related to the Kintana acquisition for the three months ended March 31, 2004 were not significant.

The transaction was accounted for as a purchase and, accordingly, the operating results of Kintana have been included in our accompanying condensed consolidated statements of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of Mercury and Kintana as if the acquisition had occurred as of the beginning of 2003, after applying certain adjustments, including amortization of intangible assets, amortization of unearned stock-based compensation, rent

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

expense adjustment associated with unfavorable operating leases assumed by us, and interest income, net of related tax effects. IPR&D of $10.7 million has been excluded from the following presentation as it is a non-recurring charge (in thousands, except per share amounts):

Three months ended March 31, 2003
Net revenues	$123,155
Net income	$16,340
Net income per share (basic)	$0.19
Net income per share (diluted)	$0.18

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

The weighted average amortization period of existing technology, patents and core technology, and customer contracts and related relationships are 48 months, employment agreements is 18 months, and order backlog is 3 months. The weighted average amortization period of all intangible assets is 41 months. All intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense for the intangible assets acquired from Performant for the three months ended March 31, 2004 was $0.3 million. The estimated total amortization expense associated with acquired Performant intangible assets is $0.8 million for the remainder of 2004, $0.6 million for 2005 and 2006, and $0.2 million for 2007.

In conjunction with the acquisition of Performant, we recorded a $1.3 million charge for acquired IPR&D during the second quarter of 2003 because technological feasibility of the IPR&D had not been established and no future alternative uses of the technology existed. The acquired IPR&D is related to the development of the Microsoft version of the diagnostics software or .NET version. The value of IPR&D was determined through the discounted cash flow approach. The expected future cash flow attributable to the in-process technology was discounted at 29%, taking into account the percentage of completion of approximately 46%, the rate technology changes in the industry, product life cycles, the future markets, and various projects’ stage of development. The IPR&D projects are currently expected to be completed in the next three months and the estimated costs to complete the project are insignificant during that time.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In conjunction with the acquisition of Performant, we recorded unearned stock-based compensation totaling $0.3 million associated with approximately 9,300 unvested stock options that we assumed. The options assumed were valued using the Black- Scholes option-pricing model. During the three months ended March 31, 2004, amortization of unearned stock-based compensation associated with these options was insignificant. We expect to amortize insignificant amounts through 2007, which is over the remaining vesting periods of the related options.

The transaction was accounted for as a purchase and, accordingly the operating results of Performant have been included in our accompanying condensed consolidated statements of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of Mercury and Performant as if the acquisition had occurred as of the beginning of 2003, after applying certain adjustments, including amortization of intangible assets and amortization of unearned stock-based compensation and interest income, net of related tax effects. IPR&D of $1.3 million has been excluded from the following presentation as it is a non-recurring charge (in thousands, except per share amounts):

Three months ended March 31, 2003
Net revenues	$110,501
Net income	$16,554
Net income per share (basic)	$0.20
Net income per share (diluted)	$0.19

In conjunction with the acquisition of Performant, we committed to a license agreement for certain technology. The agreement was entered into in August 2000 and remains in effect until April 2018. The total estimated commitment is approximately $0.2 million, although the maximum commitment could reach approximately $0.8 million. At March 31, 2004, no payments were made under this agreement.

In conjunction with the acquisition of Performant, we entered into a milestone bonus plan related to certain research and development activities. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates. The commitment will be earned equally over time as milestones are achieved and expensed as incurred. We recorded $1.0 million as “Integration and other related charges” in our condensed consolidated statement of operations for the three months ended March 31, 2004, associated with the milestone bonus plan. The maximum total payment under the plan is $5.5 million, of which $1.8 million has been paid through March 31, 2004.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows (in thousands):

Balance at December 31, 2003	$347,616
Additional goodwill amount for acquisition of Kintana	70

Balance at March 31, 2004	$347,686

In the first quarter of fiscal 2004, we increased our goodwill from the Kintana acquisition due to additional pre-acquisition liabilities assumed.

The carrying amounts of intangible assets are as follows (in thousands):

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Net
Intangible assets:
Existing technology	$20,166	$7,101	$13,065	$14,685
Patents and core technology	13,330	3,075	10,255	10,985
Maintenance and support contracts	6,106	636	5,470	5,724
Employment agreements	720	440	280	400
Customer contracts and other	14,093	3,003	11,090	12,255
Domain name	1,135	108	1,027	1,077

	$55,550	$14,363	$41,187	$45,126

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The weighted average amortization period of existing technology is 38 months, patents and core technology is 56 months, employment agreements is 18 months, maintenance and support contracts is 72 months, customer contracts and other intangible assets are 36 months, and domain name is 60 months. The weighted average amortization period of all intangible assets is 46 months. The aggregate amortization expense of intangible assets was $3.9 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively.

Future amortization expense of intangible assets at March 31, 2004 is as follows (in thousands):

Year ending December 31,
2004 (remainder of fiscal year)	$10,640
2005	13,471
2006	10,067
2007	3,818
2008	2,555
Thereafter	636

$41,187

NOTE 7—LONG-TERM DEBT

In July 2000, we issued $500.0 million in Convertible Subordinated Notes (2000 Notes). The 2000 Notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by us in any such redemption. We had not redeemed any portion of the 2000 Notes at March 31, 2004. From December 2001 through June 30, 2002, we retired $200.0 million face value of the 2000 Notes. The face value of the 2000 Notes was $300.0 million at March 31, 2004 and December 31, 2003, respectively.

In connection with the issuance of our 2000 Notes, we incurred $14.6 million of issuance costs, which primarily consisted of investment banker, legal, and other professional fees. In conjunction with the retirement of a portion of our 2000 Notes, we wrote-off $3.8 million of debt issuance costs. The remaining costs are being amortized using a straight-line method over the remaining term of the 2000 Notes. Amortization expense related to the issuance costs was $0.3 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004 and December 31, 2003, net debt issuance costs associated with our 2000 Notes were $4.3 million and $4.6 million, respectively.

In April 2003, we issued $500.0 million of Zero Coupon Convertible Notes (2003 Notes) due on May 1, 2008 in a private offering. The 2003 Notes do not bear interest, have a zero yield to maturity and may be convertible into our common stock. Holders of the 2003 Notes may convert their 2003 Notes prior to maturity only if:

•	during any fiscal quarter (beginning with the third fiscal quarter of 2003) the closing sale price of our common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 110% of the conversion price of the 2003 Notes as in effect on that 30th trading day; or

•	during the period beginning January 1, 2008 through the maturity of the 2003 Notes, the closing sale price of our common stock on the previous trading day was 110% or more of the conversion price of the 2003 Notes on that previous trading day; or

•	specified corporate transactions have occurred; specified corporate transactions include:

i.	we distribute to all holders of our common stock rights entitling them to purchase common stock at less than the average sale price of the common stock for the 10 trading days preceding the declaration date for such distribution; or

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In connection with the issuance of our 2003 Notes, we incurred $11.9 million of issuance costs, which primarily consisted of investment banker, legal, and other professional fees. These costs are being amortized using a straight-line method over the term of the 2003 Notes. Amortization expense related to the issuance costs was $0.7 million for the three months ended March 31, 2004. At March 31, 2004 and December 31, 2003, net debt issuance costs associated with our 2003 Notes were $9.7 million and $10.4 million, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Royalty agreement

On June 30, 2003, we entered into a non-exclusive agreement (amended in February 2004) to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out or other transfer of all or substantially all of the business, stock or assets to which the agreement relates. The licensed technology will be combined with our other existing Mercury products, which should be generally available in the latter half of fiscal 2004. The agreement is in effect until December 31, 2006 with a right to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. Under the original agreement, we had committed to royalty payments totaling $15.0 million, of which $8.0 million had been paid as of December 31, 2003. In accordance with the addendum, the remaining royalty balance of $7.0 million was accelerated and was paid in February 2004. We recorded such payments as prepaid royalties. Prepaid royalties are included in “Prepaid expenses and other assets” in our consolidated balance sheet and will be amortized to cost of license and subscription at the greater of the actual revenue over total forecasted revenue or straight line over the estimated useful life of the licensed technology.

Executive severance

In December 2003, we entered into a severance agreement with a former executive officer. In accordance with the agreement, the former executive officer is entitled to salary and bonus through October 3, 2005 totaling $1.5 million. Under the agreement, we also accelerated the vesting of options to purchase 374,479 shares of common stock with exercise prices ranging from $29.29 to $60.88. The exercise period of these accelerated options and the vested portion of options to purchase 255,208 shares of common stock with an exercise price of $60.88 was extended through October 3, 2005. Accrued salaries and bonuses related to this executive severance agreement were $1.1 million and $1.5 million at March 31, 2004 and December 31, 2003, respectively.

Lease commitments

We lease facilities for sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire through 2015. Certain of these leases contain renewal options. We lease certain equipment under various lease agreements with lease terms ranging from month-to-month up to one year. On October 21, 2003, we entered into a lease agreement for our new headquarters facility. The lease began on January 1, 2004 and expires on February 20, 2014. Future minimum payments under the facilities and equipment leases with non-cancelable terms in excess of one year at March 31, 2004 are as follows (in thousands):

Year ending December 31,
2004 (remainder of fiscal year)	$13,128
2005	15,654
2006	10,532
2007	7,459
2008	5,823
Thereafter	25,027

$77,623

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Letters of credit

At March 31, 2004, we had four irrevocable letter of credit agreements totaling $1.4 million with Wells Fargo & Company (Wells Fargo). Wells Fargo is a related party to us as one of the members of our Board of Directors is an executive officer of Wells Fargo. Two of the agreements are related to facility lease agreements assumed by us in conjunction with the acquisition of Kintana in 2003. One of the agreements has an automatic annual renewal provision under which the expiration date cannot be extended beyond March 1, 2006 and the other agreement expires in September 2004. The third agreement is related to a facility lease agreement assumed by us in conjunction with the acquisition of Freshwater in 2001. This agreement has an automatic annual renewal provision under which the expiration dates cannot be extended beyond August 31, 2006. The fourth agreement is related to the facility lease agreement for our new headquarters in Mountain View, California and this agreement automatically renews annually after January 1, 2005 unless we provide a termination notice to Wells Fargo. At March 31, 2004, no amounts had been drawn on the letters of credit.

Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect on our financial position, results of operations, or cash flows.

NOTE 9—GUARANTEES

As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts to be paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, subsidiaries and/or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements at March 31, 2004.

We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby they are indemnified for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements at March 31, 2004.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. We are not aware of any potential obligations arising as a result of acquisitions and we are therefore unable to determine the maximum potential payments we could be required to make for such obligations at this time. Accordingly, we have no liabilities recorded for these types of agreements at March 31, 2004.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We have arrangements with certain vendors whereby we guaranty the expenses incurred by certain of our employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. We would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is insignificant. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at March 31, 2004.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under its product or services warranties. As a result, we believe the estimated fair value on these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at March 31, 2004.

NOTE 10—NET INCOME PER SHARE

Earnings per share is calculated in accordance with the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding for the period, excluding unvested restricted common stock and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding including unvested restricted common stock, using the treasury stock method.

The following table summarizes our earnings per share computations (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Numerator:
Net income	$18,908	$18,144

Denominator:
Denominator for basic net income per share – weighted average shares	91,450	85,032
Incremental common shares attributable to shares issuable under employee stock plans and unvested restricted common stock	6,331	4,317

Denominator for diluted net income per share – weighted average shares	97,781	89,349

Net income per share (basic)	$0.21	$0.21

Net income per share (diluted)	$0.19	$0.20

For the three months ended March 31, 2004, options to purchase 5,131,000 shares of common stock with a weighted average exercise price of $63.88 were considered anti-dilutive because the options’ exercise price was greater than the average fair market value of our common stock for the period then ended. For the three months ended March 31, 2003, options to purchase 9,009,000 shares of common stock with a weighted average exercise price of $54.52 were considered anti-dilutive. For each of the quarters ended March 31, 2004 and 2003, common stock reserved for issuance upon conversion of the outstanding 2000 Notes for 2,697,000 shares were not included in diluted earnings per share because the conversion would be anti-dilutive. When the 2003 Notes are required to be included in our earnings per share calculations, 9,673,050 shares would be included in the diluted weighted average common shares and equivalent for the diluted net income per share calculation.

NOTE 11—INCOME TAXES

The effective tax rates for the three months ended March 31, 2004 and 2003 differ from statutory tax rates principally because of our participation in taxation programs in Israel. This tax structure is dependent upon continued reinvestment in our Israeli operations. Other factors that cause the effective tax rate and statutory tax rates to differ include the non-deductibility of charges for amortization of intangible assets, stock-based compensation, and in-process research and development.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 12—SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures are as follows (in thousands):

	Three months ended March 31,
	2004	2003
Supplemental disclosure:
Cash paid during the period for income taxes, net of refunds of $72 and $0, respectively	$1,053	$811

Cash paid during the period for interest expense	$8,379	$10,919

Supplemental non-cash investing activities:
Unrealized gain on available-for-sale marketable equity securities	$206	$—

Common stock received in exchange for equity investment in privately held company	$1,360	$—

NOTE 13—COMPREHENSIVE INCOME

We report components of comprehensive income in our annual consolidated statements of shareholders’ equity. Comprehensive income consists of net income, foreign currency translation adjustments, and change in unrealized gain from available-for-sale marketable equity securities. Total comprehensive income for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three months ended March 31,
	2004	2003
Net income	$18,908	$18,144
Foreign currency translation adjustments	(573)	120
Change in unrealized gain on available-for-sale marketable equity securities	206	—

	$18,541	$18,264

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS

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

        We have entered into forward contracts to hedge foreign currency denominated deferred revenues and receivables due from certain subsidiaries and foreign offices in the Americas, EMEA, APAC, and Japan against fluctuations in exchange rates. We have not entered into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to underlying transactions. Gains or losses on forward contracts are recognized in other income or expense in the same period as gains or losses on the underlying transactions. We had outstanding forward contracts with notional amounts totaling $30.0 million and $31.5 million at March 31, 2004 and December 31, 2003, respectively. The forward contracts in effect at March 31, 2004 mature at various dates through December 2004 and were hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Japanese Yen, Singapore Dollar, South African Rand, and Swiss Franc.

We utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Australian Dollar, Canadian Dollar, British Pound, Euro, Korean Won, Israeli Shekel, and Swedish Kroner. Increases or decreases in the value of these non-functional currency assets are offset by gains or losses

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

on the forward exchange contracts to mitigate the risk associated with foreign exchange market fluctuations. We had outstanding forward contracts with notional amounts totaling $31.1 million and $42.6 million at March 31, 2004 and December 31, 2003, respectively. These forward exchange contracts contain credit risk in that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk of loss by limiting these agreements to major financial institutions. We also monitor closely the potential risk of loss with any one financial institution. We do not expect any material losses as a result of default by counterparties.

In November 2002, we merged our January and February 2002 interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) into a single interest rate swap with GSCM to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap, with a maturity date of July 2007, is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of $300.0 million of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR throughout the life of the 2000 Notes. The interest rate swap creates a market exposure to changes in the LIBOR. Under the terms of the swap, we are required to provide initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We accounted for the initial collateral and any additional collateral as restricted cash in our consolidated balance sheet. If the price of our common stock exceeds the original conversion or redemption price of the 2000 Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the 2000 Notes. If we call the 2000 Notes at a premium (in whole or in part), or if any of the holders of the 2000 Notes elected to convert the 2000 Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted 2000 Notes.

Our interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in the fair value of the underlying 2000 Notes attributable to changes in the LIBOR in our consolidated balance sheet, and we record the ineffectiveness arising from the difference between the two fair values in our consolidated statement of operations as “Other income (expense), net.” At March 31, 2004 and December 31, 2003, the fair value of the swap was approximately $15.6 million and $11.6 million, respectively, and the change in the fair value of our 2000 Notes attributable to changes in the LIBOR during the period resulted in an increase to the carrying value of our 2000 Notes of $15.2 million and $11.2 million, respectively. The unrealized gains on interest rate swap were less than $0.1 million for each of the quarters ended March 31, 2004 and 2003, respectively. At March 31, 2004 and December 31, 2003, our total restricted cash associated with the swap was $6.0 million.

We have credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under the swap are guaranteed by the Goldman Sachs Group L.P.

For the three months ended March 31, 2004 and 2003, we recorded interest expense of $1.2 million and $1.4 million, respectively, and interest income of $3.6 million and $3.6 million, respectively, as a result of our interest rate swap. Our net interest expense, including the interest paid on our 2000 Notes, was $1.2 million and $1.4 million for the three months ended March 31, 2004 and 2003, respectively.

NOTE 15—SEGMENT AND GEOGRAPHIC REPORTING

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

Net revenues for our operating segments are as follows (in thousands):

	Three months ended March 31,
	2004	2003
Net revenues from third parties:
Americas (including U.S. of $96,799 and $65,790, respectively)	$99,810	$68,829
EMEA (including U.K. of $18,607 and $13,740, respectively)	45,024	33,358
APAC	8,434	4,765
Japan	3,538	3,433

	$156,806	$110,385

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Long-lived assets, which consist primarily of property and equipment, for our operating segments are as follows (in thousands):

	March 31, 2004	December 31, 2003
Property and equipment, net:
Americas (including U.S. of $43,883 and $40,750, respectively)	$43,924	$40,801
EMEA (including Israel of $30,545 and $28,288, respectively)	33,731	31,001
APAC	1,670	1,011
Japan	364	390

	$79,689	$73,203

International sales represented 36% and 38% of our total revenues for the three months ended March 31, 2004 and 2003, respectively. Revenues from the U.S. were 62% and 60% of the consolidated net revenues from third parties for the three months ended March 31, 2004 and 2003, respectively. The subsidiary located in the U.K. accounted for 12% of the consolidated net revenues from third parties for each of the quarters ended March 31, 2004 and 2003. Operations located in the U.S. accounted for 77% and 74% of the consolidated identifiable assets at March 31, 2004 and December 31, 2003, respectively. Operations located in Israel accounted for 20% and 19% of the consolidated identifiable assets at March 31, 2004 and December 31, 2003, respectively.

Although we operate in one industry segment, our chief decision makers evaluate net revenues based on the components of application delivery, application management, and IT governance. The following tables present revenues for application delivery, application management, and IT governance for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,
	2004				2003
	Application Delivery	Application Management	IT Governance	Total	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$43,215	$3,660	$10,698	$57,573	$42,612	$2,174	$—	$44,786
Subscription fees	17,532	18,359	16	35,907	8,464	10,810	—	19,274

Total product revenues	60,747	22,019	10,714	93,480	51,076	12,984	—	64,060
Maintenance fees	42,508	2,291	2,090	46,889	33,746	1,839	—	35,585
Service fees	9,267	2,983	4,187	16,437	10,237	503	—	10,740

	$112,522	$27,293	$16,991	$156,806	$95,059	$15,326	$—	$110,385

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

Overview

Mercury is the leading provider of software and services for the Business Technology Optimization (BTO) marketplace. BTO is a business strategy for aligning information technology (IT) and business goals while optimizing the quality, performance, and business availability of strategic software applications and systems. Our application delivery, application management, and IT governance products and services, and the Mercury Optimization Centers are designed to help our customers increase the business value of IT with BTO.

We have aligned our enterprise software business model with the way we believe customers want to license and deploy enterprise software today. We believe our customers value a choice between perpetual software licenses and flexible term or subscription based contracts. Customers also have the choice between running software in-house or having software delivered as a hosted or managed service. Mercury’s enterprise software business model enables our customers to license the right software, for the right period of time, and have it deployed the right way—while giving Mercury the right financial incentives to renew and expand our relationships with customers.

We believe that the success of our model can be seen in our financial results which include significant growth in revenue and deferred revenue. To understand our financial results, it is important to understand our changing business model and its impact on the consolidated statement of operations and the consolidated balance sheet. We continue to offer many of our products on a perpetual license basis, including our IT governance products. We have continued to expand the number of offerings, including our centers structured as subscription based contracts. The majority of these types of contracts are required to be recorded initially as deferred revenue on the consolidated balance sheet and then recognized in subsequent periods over the term of the contract as subscription revenue in our consolidated statement of operations (see below under Business Model). Therefore, to understand the full growth of our business, one must look at both revenue and the change in deferred revenue.

Business Model

Revenue consists of fees for the license and subscription of our software products, maintenance fees, and professional service fees. License revenue consists of license fees charged for the use of our products under perpetual or multiple-year arrangements in which the fair value of the license fee is separately determinable from maintenance and/or professional services. Subscription revenue, including managed service revenue, represents license fees to use one or more software products, and to receive maintenance support (such as hotline support and product updates) for a limited period of time. Since subscription licenses include bundled products and services, for which the fair value of the license fee is not separately determinable from maintenance, both product and service revenue is generally recognized ratably over the term. Maintenance revenue consists of fees charged for post-contract customer support, which are determinable based upon renewal rates quoted in the contracts, and in the absence of stated renewal rates upon separate sales of renewals to other customers. Professional service revenue consists of fees charged for product training and consulting services, which are determinable based upon separate sales of these services to other customers by us.

Due to the different treatment of subscription and perpetual licenses under applicable accounting rules, each type of license has a different impact on our consolidated financial statements. When a customer purchases a subscription license, the majority of the revenue will be recorded as deferred revenue on our consolidated balance sheet. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized as revenue. Deferred revenue is reduced as revenue is recognized. Under perpetual licenses (and some multiple-year arrangements for which separate vendor specific objective evidence of fair value exists for undelivered elements), a higher proportion of all license revenue is recognized in the quarter that the product is delivered, with a lesser proportion recorded as deferred revenue. Vendor specific objective evidence of fair value is established by the price charged when that element is sold separately. Therefore, an order for a subscription license will result in significantly lower current-period revenue than an equal-sized order under a perpetual license. Conversely, an order for a subscription license will result in higher revenues recognized in future periods than an equal-sized order for a perpetual license.

Our license revenue in any given quarter is dependent upon the volume of perpetual license orders delivered during the quarter and the amount of subscription revenue amortized from deferred revenue and, to a small degree, revenue recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of perpetual licenses and subscription licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets. Our ability to achieve our revenue targets is also impacted by the mix of domestic and international sales, together with fluctuations in foreign exchange rates. If there is an increase in value of other currencies relative to the U.S. dollar, our revenues from international sales may be positively impacted. On the other hand, if there is a decrease in value of other currencies relative to the U.S. dollar, our revenues from international sales may be negatively impacted.

Cost of license and subscription includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation, production personnel, and outsourcing services. It also includes costs associated with our managed services business, including personnel-related costs, fees to providers of Internet bandwidth and related infrastructure, and depreciation expense of managed services equipment. Cost of maintenance includes direct costs of providing product customer support, largely consisting of personnel costs and related expenses, and the cost of providing upgrades to our subscription customers. We have not broken out the costs associated with license and subscription because these costs cannot be separated between license and subscription cost of revenue. Cost of professional services includes direct costs of providing product training and consulting, largely consisting of personnel costs and related expenses. License and subscription, maintenance, and professional services costs also include allocated facility expenses and allocated IT infrastructure expenses.

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

	Three months ended March 31,
	2004	2003
Revenues:
License fees	37%	41%
Subscription fees	23	18

Total product revenues	60	59
Maintenance fees	30	32
Professional service fees	10	9

Total revenues	100	100

Costs and expenses:
Cost of license and subscription	6	6
Cost of maintenance	2	2
Cost of professional services (excluding stock-based compensation)	8	6
Marketing and selling (excluding stock-based compensation)	47	48
Research and development (excluding stock-based compensation)	11	11
General and administrative (excluding stock-based compensation)	8	8
Stock-based compensation	—	—
Integration and other related charges	1	—
Amortization of intangible assets	3	—

Total costs and expenses	86	81

Income from operations	14	19
Interest income	6	7
Interest expense	(3)	(5)
Net loss on investments in non-consolidated companies	—	—
Other expense, net	(1)	—

Income before provision for income taxes	16	21
Provision for income taxes	4	5

Net income	12%	16%

Certain reclassifications have been made to the March 31, 2003 balances in order to conform to the March 31, 2004 presentation, namely the break out of net loss on investments in non-consolidated companies and other expense, net.

Revenues

The following table summarizes license fees, subscription fees, maintenance fees, and professional service fees for the periods indicated (in thousands, except percentages):

	Three months ended March 31,		Increase/ (Decrease)
	2004	2003	in Dollars	in Percentage
Revenues:
License fees	$57,573	$44,786	$12,787	29%
Subscription fees	35,907	19,274	16,633	86%
Maintenance fees	46,889	35,585	11,304	32%
Professional service fees	16,437	10,740	5,697	53%

Total revenues	$156,806	$110,385	$46,421	42%

License fees

The increase in license fee revenue was primarily attributable to the sale of IT governance products of $10.7 million, an increase of $1.5 million in license sales of application management products and an increase of $0.6 million in license sales of application delivery products. We expect our license fee revenue to continue to increase in absolute dollars in fiscal 2004.

Subscription fees

The increase in subscription fee revenue was attributable to a continuous growth in license sales of application delivery products of $9.1 million on a subscription basis and an increase in license sales of application management products of $7.5 million, which are primarily offered on a subscription basis. As we continue to offer more products on a subscription basis and more customers license our products on a subscription basis, we expect sales of our subscription fee revenue to increase in absolute dollars in fiscal 2004.

Maintenance fees

The increase in maintenance fee revenue was primarily attributable to renewals of existing maintenance contracts for application delivery licensed products of $8.8 million and maintenance fees for IT governance products of $2.1 million. We expect maintenance fee revenue to continue to increase in absolute dollars in fiscal 2004.

Professional service fees

The increase in professional service fee revenue was primarily attributable to $4.2 million in consulting fees for service engagements related to IT governance products and higher professional service fees of $2.5 million associated with application management products. The increase was partially offset by lower professional service fees of $1.0 million from our application delivery products as professional service fees are recognized over a longer service period. The professional service fee revenue grew as a result of our continuous effort to expand our training and consulting services to our customers who license our products. We expect our professional service fee revenue to continue to increase in absolute dollars in fiscal 2004.

International sales

For the three months ended March 31, 2004 and 2003, our revenues were affected favorably by a weakening of the U.S. dollar relative to other currencies, primarily the Euro and British Pound. Total revenues from international sales for the first quarter of fiscal 2004 were $57.0 million, an increase of $15.4 million, compared to the first quarter of fiscal 2003. $7.1 million of this increase was due to fluctuations in foreign exchange rates. International sales represented 36% and 38% of our total revenues for the three months ended March 31, 2004 and 2003, respectively. Our international revenue increased 37% in absolute dollars for the three months ended March 31, 2004, compared to the same quarter in fiscal 2003, due to a continuous weakening of the U.S. dollar relative to other currencies, primarily the Euro and British Pound, and an increase in sales in Europe, the Middle East and Africa (EMEA) of $11.7 million and Asia Pacific (APAC) of $3.7 million.

Cost of revenues and operating expenses

The following table summarizes cost of revenues for the periods indicated (in thousands, except percentages):

	Three months ended March 31,		Increase/ (Decrease)
	2004	2003	in Dollars	in Percentage
Cost of revenues:
Cost of license and subscription	$9,819	$6,550	$3,269	50%
Cost of maintenance	3,592	2,679	913	34%
Cost of professional services	13,543	6,620	6,923	105%

Total cost of revenues	$26,954	$15,849	$11,105	70%

Percentage of total revenues	16%	14%

Cost of license and subscription

The increase in cost of license and subscription was primarily attributable to higher personnel-related costs of $1.2 million as a result of growth in headcount and an increase in outsourcing expense of $1.0 million related to delivery of our ProTune products. Based upon our expected revenue growth as described in “Revenues,” we expect cost of license and subscription to continue to increase in absolute dollars in fiscal 2004.

Cost of maintenance

The increase in cost of maintenance was primarily due to higher personnel-related costs of $0.9 million as a result of additional headcount to support our overall growth in business. Based upon our expected revenue growth as described in “Revenues,” we expect cost of maintenance to continue to increase in absolute dollars in fiscal 2004.

Cost of professional services

The increase in cost of professional services was attributable to higher personnel-related costs of $3.8 million as a result of growth in headcount, of which $2.0 million was related to Kintana employees who joined us as part of that acquisition in 2003. The increase was also attributable to an increase in outsourcing expense of $2.3 million due to growth in professional services and our continuous effort to offer more training and consulting services to our customers who license our products. Based upon our expected revenue growth as described in “Revenues,” we expect cost of professional services to continue to increase in absolute dollars in fiscal 2004.

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three months ended March 31,		Increase/ (Decrease)
	2004	2003	in Dollars	in Percentage
Operating expenses:
Marketing and selling	$73,963	$52,685	$21,278	40%
Research and development	17,286	11,589	5,697	49%
General and administrative	12,245	9,100	3,145	35%
Stock-based compensation	209	189	20	11%
Integration and other related charges	979	—	979	* %
Amortization of intangible assets	3,940	458	3,482	760%

Total operating expenses	$108,622	$74,021	$34,601	47%

Percentage of total revenues	70%	67%

*	Percentage is not meaningful.

Marketing and selling

Marketing and selling expense consists of employee salaries and related costs, sales commissions, marketing programs, allocated facility expenses, and allocated IT infrastructure expenses. The increase in marketing and selling expense was primarily attributable to higher personnel-related costs of $10.3 million due to growth in headcount and higher commission expense of $6.4 million as a result of an increase in sales together with growth in headcount. This increase included personnel-related costs of $2.8 million and commission expense of $0.8 million related to Kintana employees who joined us as part of that acquisition in 2003. The increase was also attributable to higher sales training expense of $0.9 million, an additional $1.1 million for professional service expense associated with recruiting fees for new employees and consulting services, and higher allocated facility expenses of $1.5 million. We expect marketing and selling expenses to continue to increase in absolute dollars in fiscal 2004.

Research and development

Research and development expense consists of employee salaries and related costs, consulting costs, equipment depreciation, allocated facility expenses, and allocated IT infrastructure expenses associated with the development of new products, enhancements of existing products, and quality assurance procedures. The increase in research and development expense was primarily attributable to higher personnel-related costs of $3.2 million as a result of growth in headcount, of which $2.1 million was related to Kintana employees who joined us as part of that acquisition in 2003, and higher allocated facility expenses of $0.7 million. The increase was also attributable to a $1.3 million devaluation of the U.S. dollar to the Israeli Shekel as a substantial portion of our research and development expense was in Israeli Shekel. Based on our product development plan, we expect research and development expense to increase in absolute dollars in fiscal 2004.

General and administrative

General and administrative expense consists of employee salaries and related costs associated with administration and management, as well as allocated facility expenses and allocated IT infrastructure expenses. The increase in general and administrative expenses was primarily attributable to higher personnel-related costs of $1.3 million as a result of growth in headcount and additional professional service fees for audit, tax, and other consulting services of $1.2 million. We expect general and administrative expenses to continue to increase in absolute dollars in fiscal 2004.

Stock-based compensation

Stock-based compensation for the three months ended March 31, 2004 was primarily attributable to amortization of unearned stock-based compensation associated with assumed options from the acquisitions of Kintana and Performant in 2003. We expect to record amortization of unearned stock-based compensation of $0.5 million for the remainder of 2004, $0.4 million for 2005, $0.3 million for 2006, and less than $0.1 million for 2007.

Integration and other related charges

Integration and other related charges for the three months ended March 31, 2004 were attributable to a milestone bonus plan related to certain research and development activities, that was signed in conjunction with the acquisition of Performant in 2003. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates. The commitment will be earned over time as milestones are achieved and expensed as a charge to the consolidated statement of operations. The maximum total payment under the plan is $5.5 million, of which $1.8 million has been paid through March 31, 2004.

Amortization of intangible assets

The increase in amortization of intangible assets was primarily due to a full quarter of amortization of intangible assets related to acquisitions of Performant in May 2003 and Kintana in August 2003, purchase of existing technology in the third quarter of fiscal 2003, and acquisition of a domain name in the fourth quarter of fiscal 2003.

Intangible assets are amortized on a straight-line basis over their useful lives or based on actual usage, whichever best represents the distribution of the economic value of the intangible assets.

Future amortization expense of intangible assets at March 31, 2004 is as follows (in thousands):

Year ending December 31,
2004 (remainder of fiscal year)	$10,640
2005	13,471
2006	10,067
2007	3,818
2008	2,555
Thereafter	636

$41,187

Also, see Notes 5 and 6 to the condensed consolidated financial statements for additional information regarding the acquisitions completed in 2003 and the intangible assets acquired in each acquisition.

Non-operating income (expense)

The following table summarizes non-operating income (expense) for the periods indicated (in thousands, except percentages):

	Three months ended March 31,		Increase/ (Decrease)
	2004	2003	in Dollars	in Percentage
Other income (expense):
Interest income	$9,260	$8,767	$493	6%
Interest expense	(4,811)	(5,000)	189	(4)%
Net loss on investments in non-consolidated companies	(123)	(572)	449	(78)%
Other expense, net	(1,082)	(868)	$(214)	25%

Total other expense, net	$3,244	$2,327	$917	39%

Percentage of total revenues	2%	2%

Interest income

The increase in interest income was attributable to interest earned on higher cash, cash equivalents, and investment balances in the first quarter of fiscal 2004 compared to the same quarter in fiscal 2003. Cash, cash equivalents, and investments were $1,332.4 million and $730.0 million at March 31, 2004 and 2003, respectively. In April 2003, we raised additional funds of $488.1 million, net of issuance costs of $11.9 million, from the issuance of Zero Coupon Convertible Notes (2003 Notes).

Interest expense

Interest expense for the three months ended March 31, 2004 and 2003 primarily consisted of interest expense associated with the interest rate swap and the Convertible Subordinated Notes (2000 Notes) we issued in July 2000.

In 2002, we entered into an interest rate swap with Goldman Sachs Capital Markets, L.P. The interest rate swap is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) with respect to $300.0 million of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The interest rate swap qualifies for hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities and the related amendment.

Also, see Notes 7 and 14 to the condensed consolidated financial statements for additional information regarding our 2000 Notes and the related interest rate swap activities.

Net loss on investments in non-consolidated companies

For the three months ended March 31, 2004, we recorded a loss of $0.5 million on one of our investments in early stage private companies. The loss was partially offset by an unrealized gain of $0.4 million related to a change in fair value of a warrant to purchase common stock of Motive, Inc. For the three months ended March 31, 2003, we recorded a loss of $0.5 million on one of our investments in early stage private companies and a loss of $0.1 million on our investment in the private equity fund.

The fair value of the Motive warrant was calculated by using the Black-Scholes option-pricing model, which requires subjective assumptions including the expected stock price volatility and stock price of the company. In calculating the loss on our investments in early stage private companies and private equity funds, we took into account the latest valuation of each of the companies based on recent sales of equity securities to outside third party investors.

Other expense, net

Other expense, net primarily consists of amortization of debt issuance costs associated with the issuance of our 2003 Notes and 2000 Notes and currency gains or losses. The increase in other expense, net was primarily due to a full quarter of amortization of debt issuance costs related to our 2003 Notes. Amortization of debt issuance costs related to our 2003 Notes was $0.7 million for the three months ended March 31, 2004. The increase was partially offset by a decrease in currency losses of approximately $0.5 million.

Also, see Notes 7 and 14 to the condensed consolidated financial statements for additional information regarding our 2000 and 2003 Notes and the related interest rate swap activities.

Provision for income taxes

Historically, our operations resulted in a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire at various dates through 2013. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. The effective tax rates for the three months ended March 31, 2004 and 2003 differ from statutory tax rates principally because of our participation in taxation programs in Israel. We intend to continue to increase our investment in our Israeli operations consistent with our overall tax strategy. Other factors that cause the effective tax rate and statutory tax rates to differ include the non-deductibility of charges for amortization of intangible assets, stock-based compensation, and in-process research and development. U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings for certain non-U.S. subsidiaries. We intend to invest these earnings indefinitely in operations outside the U.S.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we have recorded a current tax payable and a prepaid tax asset in the amount of $25.5 million, which will be amortized to income tax expense over eight years, which approximates the period over which the expected benefit is expected to be realized. We intend to migrate the economic ownership of the technology acquired from Performant and Kintana to our Israeli subsidiary in fiscal 2004, which may lead to a temporary increase in our effective tax rate. At March 31, 2004 and December 31, 2003, we had a prepaid tax asset of $18.3 million and $19.1 million, respectively.

Liquidity and Capital Resources

At March 31, 2004, our principal source of liquidity consisted of $1,332.4 million of cash and investments, compared to $1,233.7 million at December 31, 2003. The March 31, 2004 balance included $223.0 million of short-term and $541.0 million of long-term investments in high quality financial, government, and corporate securities. During the three months ended March 31, 2004, we generated $62.0 million of cash from operating activities, compared to $53.2 million during the three months ended March 31, 2003. The increase in cash from operations during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to an overall growth in our business.

During the three months ended March 31, 2004, our investing activities consisted primarily of net purchases of investments of $78.0 million, acquisition of property and equipment of $10.5 million, and net proceeds from the sale of vacant facilities of $2.5 million. Cash used in the acquisition of property and equipment in the first quarter of fiscal 2004 was attributable to leasehold improvements and IT infrastructure for our new headquarters in Mountain View, California and new foreign offices. Cash was also used to purchase land in Israel in February 2004 for $2.2 million. In addition, we received $1.5 million cash proceeds from a public company as return of investment in one of the privately held companies in which we had a minority equity investment.

During the three months ended March 31, 2004, our primary financing activities consisted of cash proceeds of $42.5 million from common stock issued under our employee stock option and stock purchase plans.

In June 2003, we entered into a non-exclusive agreement (amended in February 2004) to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out, or other transfer of all or substantially all of the business, stock or assets to which the agreement relates. The licensed technology will be combined with our other existing Mercury products, which should be generally available in the latter half of fiscal 2004. The agreement is in effect until December 31, 2006 with a right to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. Under the original agreement, we had committed to royalty payments totaling $15.0 million, of which $8.0 million had been paid as of December 31, 2003. In accordance with the addendum, the remaining royalty balance of $7.0 million was accelerated and was paid in February 2004. We recorded such payments as prepaid royalties.

At March 31, 2004, we are committed to make additional capital contributions to a private equity fund totaling $7.9 million.

At March 31, 2004, we had four irrevocable letter of credit agreements totaling $1.4 million with Wells Fargo & Company (Wells Fargo). Wells Fargo is a related party to us as one of the members of Board of Directors is an executive officer of Wells Fargo. Two of the agreements are related to facility lease agreements assumed by us in conjunction with the acquisition of Kintana in 2003. One of the agreements has an automatic annual renewal provision under which the expiration date cannot be extended beyond March 1, 2006 and the other agreement expires in September 2004. The third agreement is related to a facility lease agreement assumed by us in conjunction with the acquisition of Freshwater in 2001. This agreement has an automatic annual renewal provision under which the expiration dates cannot be extended beyond August 31, 2006. The fourth agreement is related to the facility lease agreement for our new headquarters in Mountain View, California and this agreement automatically renews annually after January 1, 2005 unless we provide a termination notice to Wells Fargo. At March 31, 2004, no amounts had been drawn on the letters of credit.

We lease facilities for sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire through 2015. Certain of these leases contain renewal options. In addition, we lease certain equipment under various lease agreements with lease terms ranging from month-to-month up to one year. On October 21, 2003, we entered into a lease agreement for our new headquarters facility. The lease began on January 1, 2004 and expires on February 20, 2014.

Future payments due under debt and lease obligations at March 31, 2004 are as follows (in thousands):

	Zero Coupon Senior Convertible Notes due 2008 (2003 Notes)	4.75% Convertible Subordinated Notes due 2007 (2000 Notes) (a)	Non- Cancelable Operating Leases	Royalty Agreement	Total
2004 (remainder of fiscal year)	$—	$—	$13,128	$20	$13,148
2005	—	—	15,654	10	15,664
2006	—	—	10,532	10	10,542
2007	—	300,000	7,459	10	307,469
2008	500,000	—	5,823	10	505,833
Thereafter	—	—	25,027	100	25,127

Total	$500,000	$300,000	$77,623	$160	$877,783

(a)	Assuming we do not retire additional 2000 Notes during 2004 and interest rates stay constant, we will make interest payments net of our interest rate swap of approximately $5.1 million during the remainder of 2004, approximately $6.8 million in 2005 and 2006, and approximately $3.4 million during 2007. The face value of our 2000 Notes differs from our book value. See Note 7 to the condensed consolidated financial statements for a full description of our long-term debt activities and related accounting policy.

In July 2000, we issued $500.0 million in Subordinated Convertible Notes due on July 1, 2007. The 2000 Notes bear interest at a rate of 4.75% per annum and are payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. The entire outstanding principal amount of the 2000 Notes will become due and payable at maturity. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by us in any such redemption. We did not redeem any portion of the 2000 Notes at March 31, 2004. From December 2001 through June 30, 2002, we retired $200.0 million face value of the 2000 Notes. The face value of the 2000 Notes was $300.0 million at March 31, 2004.

In April 2003, we issued $500.0 million of Zero Coupon Convertible Notes due on May 1, 2008 in a private offering. The 2003 Notes do not bear interest, have a zero yield to maturity and may be convertible into our common stock. Holders of the 2003 Notes may convert their 2003 Notes prior to maturity only if the sale price of our common stock reaches specified thresholds or if specified corporate transactions have occurred. Upon conversion, we have the right to deliver cash instead of shares of our common stock. We may not redeem the 2003 Notes prior to their maturity. See Note 7 to the condensed consolidated financial statements for further details on the conversion provisions for the 2003 Notes.

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

As of March 31, 2004, we did not have any purchase commitments other than obligations incurred in the normal course of business. These amounts are accrued when services or goods are received.

For the three months ended March 31, 2004 and 2003, our source of funding was mainly from cash generated by our operations. Since our operating results may fluctuate significantly, a decrease in customer demand or a decrease in the acceptance of our future products and services may impact our ability to generate positive cash flow from operations.

We continue to derive a significant portion of our overall business growth through the growth of our application management product offerings which are primarily offered on a subscription basis. The shift in the mix of license types does not impact our collections cycle as we typically invoice the customers up front for the full license amount and cash is generally received within 30-60 days from the invoice date in the U.S., APAC, and Japan (slightly longer in EMEA). Our quarterly operating results are affected by the mix of license types entered into in connection with the sale of products. As revenue associated with our subscription licenses is generally recognized ratably over the term of the license, the shift in mix will also result in deferred revenue becoming a larger component of our cash provided by operations. We believe that the shift to a subscription revenue model will continue in the future as we have continued to expand the number of offerings, including centers structured as subscription based contracts. This shift may cause us to experience a decrease or a lower rate of growth in recognized revenue, as well as continued growth in deferred revenue. Deferred revenue at March 31, 2004 was $301.1 million compared to $280.6 million at December 31, 2003. The increase included $7.0 million subscription fees and $9.4 million maintenance fees. However, we expect the mix of licenses to continue to fluctuate.

In the future, we expect cash will continue to be generated from our operations. We expect to spend additional cash of approximately $6.0 million to $7.0 million on leasehold improvements and IT infrastructure for our new leased campus, and other related costs during the remainder of fiscal 2004. We do not expect the level of cash used in investing activities to acquire property and equipment in 2004 to change significantly from fiscal 2003. We currently plan to reinvest our cash generated from operations in new short- and long-term investments in high quality financial, government, and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. Cash could be used in the future for acquisitions or strategic investments. Cash could also be used to repurchase additional equity or retire or redeem additional debt. There are no transactions, arrangements, or other relationships with non-consolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

Assuming there is no significant change in our business, we believe that our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months.

Subsequent Event

In April 2004, we completed our move into the new headquarters in Mountain View, California and we have put one of the two remaining buildings for sale. As a result of our move and our decision to sell one of these two buildings, we will record a facility impairment charge in the second quarter of fiscal 2004 to write down the net book value of the building that is held for sale to its appraised market value after taking into account the cost to maintain the facility until sold and sales commissions related to the sale of the building. In connection with our move, we vacated two leased facilities from the Kintana acquisition to our new headquarters in April 2004. In the second quarter of fiscal 2004, we will record a charge primarily representing the remaining lease obligations and costs to protect, maintain, and recondition the leased facilities prior to returning these leased facilities to the lessor. These lease agreements expire in September 2004 and December 2005. Due to the short remaining lease terms, it is not likely that we can sublease the facilities; as such, no sublease income is included in the facilities impairment calculation. We expect the facilities impairment charge that we will record in the second quarter of fiscal 2004 to be in the range of $7.0 million to $9.0 million.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities;

•	valuation of long-lived and intangible assets;

•	valuation of goodwill;

•	accounting for income taxes;

•	accounting for investments in non-consolidated companies;

•	accounting for stock options; and

•	estimating forward contract terms.

We discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

Revenue recognition

Our revenue recognition policy is detailed in Note 1 to the condensed consolidated financial statements. We have made significant judgments related to revenue recognition; specifically, in connection with each transaction involving our arrangements, we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectibility is probable.” These judgments are discussed below.

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

A determination that an arrangement fee is fixed or determinable also depends upon the payment terms relating to such an arrangement. Our customary payment terms are generally within 30-60 days of the invoice date in the U.S., APAC, and Japan (slightly longer in Europe, the Middle East, and Africa). Arrangements with payment terms extending beyond the customary payment terms are considered not to be fixed or determinable. A determination of whether the arrangement fee is fixed or determinable is particularly relevant to revenue recognition on perpetual licenses. The amount and timing of our revenue recognized in any period may differ materially if we make different judgments.

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

We must make estimates of potential future credits, warranty cost of product and services, and write-off of bad debts related to current period product revenues. We analyze historical returns, historical bad debts, current economic trends, average deal size, changes in customer demand, and acceptance of our products when evaluating the adequacy of the sales reserves. Revenue for the period is reduced to reflect the provision for sales returns. As a percentage of current period revenues, charges against sales reserves were insignificant for the three months ended March 31, 2004 and 2003. Significant management judgments and estimates are made and used in connection with establishing the sales reserve in any accounting period. Material differences may result in the amount and timing of our revenues for any period if we make different judgments or use different estimates. At March 31, 2004 and December 31, 2003, the sales reserves were $6.3 million and $6.1 million, respectively.

We are required to make estimates of the future sales commission expense associated with our revenues that will be recognized in future periods. We analyze historical commission rates, composition of the future revenues and expected timing of revenue recognition of such future amounts. We make significant judgments and estimates in connection with establishing the prepaid commission in any accounting period. Material differences may result in the amount and timing of our sales commission expense for any period if we make different judgments or use different estimates. At March 31, 2004 and December 31, 2003, prepaid commissions were $25.5 million and $23.4 million, respectively.

Valuation of long-lived and intangible assets

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

We determine the recoverability of long-lived assets and certain identifiable intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Such estimation process is highly subjective and involves significant management judgment. Determination of impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the three months ended March 31, 2004 and 2003, we did not record any impairment charges on long-lived assets or certain intangible assets. However, in the three months ended September 30, 2003, we recorded an impairment charge of $16.9 million associated with our two vacant headquarters buildings. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on long-lived assets and certain intangible assets to reduce the carrying amount of these assets. Net intangible assets and long-lived assets were $120.9 million and $118.3 million at March 31, 2004 and December 31, 2003, respectively.

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

When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure this impairment based on a projected discounted cash flow. We performed an annual impairment review during the fourth quarter in both fiscal 2003 and 2002. We did not record an impairment charge based on our reviews. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on goodwill to reduce its carrying amount to its estimated fair value.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. In addition, to the extent that we are unable to continue to reinvest a substantial portion of our profits in our Israeli operations, we may be subject to additional tax rate increases in the future. Our taxes could increase if these tax rate incentives are not renewed upon expiration, tax rates applicable to us are increased, authorities challenge our tax strategy, or our tax strategy is impacted by new laws or rulings.

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

Accounting for investments in non-consolidated companies

From time to time, we hold equity investments in publicly traded companies, early stage private companies, and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our equity investments for impairment and will record reductions in carrying values if and when necessary. For equity investments in early stage private companies and private equity funds, the evaluation process is based on information that we request from these companies and funds. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above fair value, or if a company has completed a financing with new third-party investors based on a valuation significantly lower than the carrying value of our investment and the decline is other-than-temporary, it is our policy to record a loss on investment in our consolidated statement of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

For equity investments in publicly traded companies, we record a loss on investment in our consolidated statement of operations when we determine the decline in fair value below the carrying value is other-than-temporary. The ultimate value realized on these equity investments is subject to market price volatility until they are sold. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, earnings/revenue outlook, operational performance, management/ownership changes, competition, and stock price performance. Our on-going review may result in additional impairment charges in the future which could significantly impact our results of operations.

At March 31, 2004, our equity investments in non-consolidated companies comprised of an investment in a public company of $1.6 million, investments in early stage private companies and a private equity fund of $10.9 million, and a warrant to purchase common stock of Motive of $0.8 million. We account for our investment in the public company as available-for-sale marketable equity securities which is included in our consolidated balance sheet as “Short-term investments.” We have committed to make capital contributions to this private equity fund for $7.9 million. At March 31, 2004, our total capital contributions to the private equity fund were $7.1 million. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments, we cannot assure that we will be able to sell them at a gain or even recover our investment. A decline in the U.S. stock market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the three months ended March 31, 2004, we recorded a loss of $0.5 million on one of our investments in early stage private companies. The loss was partially offset by an unrealized gain of $0.4 million related to a change in the fair value of the Motive warrant. For the three months ended March 31, 2003, we recorded a loss of $0.5 million on one of our investments in early stage private companies and a loss of $0.1 million on our investment in the private equity fund. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to outside third party investors.

The warrant is treated as a derivative instrument due to a net settlement provision. The warrant is recorded at its fair value on each reporting period. We calculate the fair value of the warrant using the Black-Scholes option-pricing model. The option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and stock price. In determining the stock price volatility, we consider volatility rates of other publicly traded companies in the same industry with comparable revenues. We also take into account the latest option grant price when determining the stock price for the option-pricing assumptions. Estimating the fair value of derivative instruments issued by a private company requires management judgment and may contribute to volatility in our reported results of operations.

Accounting for stock options

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, and with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. No stock-based compensation was recorded for stock options granted to our employees because we have granted stock options to our employees equal to the market price of the underlying stock on the date of grant. In accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, we account for the fair value of stock options assumed in a purchase business combination at the date of acquisition using the Black-Scholes option-pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the stock options.

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

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft on proposed standard for the accounting of stock options. The proposed standard requires public companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. The fair value based models that companies are allowed to use could be different from the Black-Scholes option-pricing model, which is currently used by us to calculate the pro forma effect on net income and earnings per share if we had applied SFAS No. 123 to employee option grants. (See Note 1 to our condensed consolidated financial statements for the disclosure of the pro forma net income and earnings per share for the three months ended March 31, 2004 and 2003 if we had applied SFAS No. 123.) However, the actual impact to our results of operations upon adoption of the proposed standard could be materially different from the pro forma information included in Note 1 to our condensed consolidated financial statements due to differences in the option-pricing model used, estimates and assumptions required, and options to be included in the calculation upon adoption. The fair value based models require the input of highly subjective assumptions and do not necessarily provide a reliable single measure of the fair value of our stock options. We closely monitor the status of this proposed standard and will evaluate the impact to our financial position and results of operations at such time when the final standard is issued.

Estimating forward contract terms

To mitigate our exposure on foreign currencies fluctuations, we have entered into forward contracts to hedge foreign currency denominated deferred revenues and receivables due from certain subsidiaries and foreign offices in the Americas, Europe, Middle East, and Africa, Asia Pacific, and Japan against fluctuations in exchange rates. We have not entered into forward contracts for speculative or trading purposes. We enter into forward contracts based on our estimation of when revenue will be earned and cash will be collected. If the timing between when revenue is earned and cash is collected is different from our estimates, we will recognize gains or losses on forward contracts as a result of our hedging ineffectiveness. Based on any gains and losses our financial position and results of operations may be significantly impacted.

Risk Factors

In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully consider the risks described below before deciding to invest in us or maintain or increase your investment. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem not significant may also affect our business operations. If any of these risks actually occur, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

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

To maintain our competitive position, we must continue to enhance our existing products, like our software products and services for our application management and application delivery, and IT governance solutions. We must also continue to develop new products and services, functionality, and technology that address the increasingly sophisticated and varied needs of our prospective customers. The development of new products and services, and enhancement of existing products and services, entail significant technical and business risks and require substantial lead-time and significant investments in product development. In addition, many of the markets in which we operate are seasonal. If we fail to anticipate new technology developments, customer requirements, or industry standards, or if we are unable to develop new products and services that adequately address these new developments, requirements, and standards in a timely manner, our products and services may become obsolete, our ability to compete may be impaired, our revenue would decline, and our operating results would suffer.

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

We have experienced seasonality in our orders and revenues which may result in seasonality in our earnings. The fourth quarter of the year typically has the highest orders and revenues for the year and higher orders and revenues than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers being typically higher in the third and fourth fiscal quarters, from our application management business being typically strongest in the fourth fiscal quarter and weakest in the first fiscal quarter, however, and to a lesser extent, from the structure of our sales commission program. We expect this seasonality to continue in the future. In the first quarter of fiscal 2004, we experienced higher orders and revenues than the fourth quarter of fiscal 2003. We do not believe that these results are indicative of a shift in the future seasonality trends that we have typically experienced in the past.

Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. If our operating results are below the expectations of investors or securities analysts, the trading prices of our securities could decline.

Our revenue targets are dependent on a projected mix of orders in a particular quarter and any failure to achieve revenue targets because of a shift in the mix of orders could adversely affect our quarterly revenue and operating results. Our license revenue in any given quarter is dependent upon the volume of perpetual orders shipped during the quarter and the amount of subscription revenue amortized from deferred revenue and, to a small degree, the amount recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and subscription licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). In addition, if we achieve the target license mix but the overall level of orders is below the target level, then we will not meet our revenue targets which will adversely affect our operating results. In 2002, we began to effect a change in the mix of software license types to a higher percentage of subscription licenses in our application management and application delivery products. We believe that this shift will continue in the future as we offer more products on a subscription basis and more of our customers license our products on a subscription basis. This shift may cause us to experience a decrease in recognized revenue, as well as continued growth of deferred revenue. In addition, while subscription licenses represent a potential source of renewable license revenue, there is also the risk that customers will not renew their licenses at the end of a term. In the first quarter of fiscal 2004, we licensed more products on a perpetual basis, largely due to an increase in sales of IT governance products which are offered on a perpetual license basis, which caused us to experience an increase in recognized revenue and smaller growth of deferred revenue.

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

In the market for application delivery solutions, our principal competitors include Compuware, Empirix, IBM Software Group, and Segue Software. In the new and rapidly changing market for application management solutions, our principal competitors include established providers of systems and network management software such as BMC Software, Computer Associates, HP OpenView (a division of Hewlett-Packard), and Tivoli (a division of IBM), and providers of managed services such as Keynote Systems. Additionally, we face potential competition in this market from existing providers of application delivery solutions such as Segue Software and Compuware. In the market of IT governance solutions, our principal competitors include enterprise application vendors such as SAP, PeopleSoft, Oracle, Lawson, and Changepoint (which was recently acquired by Compuware), as well as point tool vendors such as Niku and Primavera.

We believe that the principal competitive factors affecting our market are:

•	price and cost effectiveness;

•	product functionality;

•	product performance, including scalability and reliability;

•	quality of support and service;

•	company reputation;

•	depth and breadth of BTO offerings;

•	research and development leadership;

•	financial stability; and

•	global capabilities.

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

Our dependence on indirect distribution channels presents a number of risks, including:

•	each of our global software vendors, systems integrators or value-added resellers can cease marketing our products and services with limited or no notice and with little or no penalty;

•	our existing global software vendors, systems integrators, or value-added resellers may not be able to effectively sell any new products and services that we may introduce;

•	we may not be able to replace existing or recruit additional global software vendors, systems integrators, or value-added resellers, if we lose any of our existing ones;

•	our global software vendors, systems integrators, or value-added resellers may also offer competitive products and services;

•	we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities; and

•	our global software vendors, systems integrators, or value-added resellers may not give priority to the marketing of our products and services as compared to our competitors’ products.

The continued growth of our business may be adversely affected if we fail to form and maintain strategic relationships and business alliances. Our development, marketing, and distribution strategies rely increasingly on our ability to form strategic relationships with software and other technology companies. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals, and cooperation in product development. Many of these relationships are not contractual and depend on the continued voluntary cooperation of each party with us. Divergence in strategy or change in focus by, or competitive product offerings by, any of these companies may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. Further, if these companies enter into strategic alliances with other companies or are acquired, they could reduce their support of our products. Our existing relationships may be jeopardized if we enter into alliances with competitors of our strategic partners. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

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

If we are unable to manage rapid changes, our operating results could be adversely affected. We have, in the past, experienced significant growth in revenue, employees, and number of product and service offerings and we believe this growth may continue. This growth has placed a significant strain on our management and our financial, operational, marketing, and sales systems. We are implementing and plan to implement in the future a variety of new or expanded business and financial systems, procedures, and controls, including the improvement of our sales and customer support systems. The implementation of these systems, procedures, and controls may not be completed successfully, or may disrupt our operations or our data may not be transitioned properly. Any failure by us to properly manage these transitions could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan.

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

Our international sales and operations subject us to risks that can adversely affect our revenue and operating results. International sales have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, international sales were 36% and 38% for the three months ended March 31, 2004 and 2003, respectively. We face risks associated with our international operations, including:

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

Other factors that could increase our effective tax rate include the effect of changing economic conditions, business opportunities, and changes in tax laws and rulings. We have in the past and may continue in the future to retire amounts outstanding under our 2000 Notes. To the extent that these repurchases are completed below the par value of the 2000 Notes, we may generate a taxable gain from these repurchases. These gains may result in an increase in our effective tax rate. Merger and acquisition activities, if any, could result in nondeductible expenses, which may increase our effective tax rate. In addition, we intend to migrate the economic ownership of the technology acquired from Performant and Kintana to our Israeli subsidiary in fiscal 2004, which may lead to a temporary increase in our effective tax rate.

Our financial results may be positively or negatively impacted by foreign currency fluctuations. A substantial portion of our research and development activities are performed in Israel. In addition, our foreign operations are generally transacted through our international sales subsidiaries and offices in the Americas; Europe, the Middle East and Africa (EMEA); Asia Pacific (APAC); and Japan. The Americas includes Brazil, Canada, Mexico and the United States of America. EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. As a result, these sales and related expenses are denominated in currencies other than the U.S. dollar. Because our financial results are reported in U.S. dollars, our results of operations may be positively or adversely impacted by fluctuations in the rates of exchange between the U.S. dollar and other currencies, including:

•	a decrease in the value of currencies in certain countries of the Americas, EMEA, APAC, or Japan relative to the U.S. dollar, which would decrease our reported U.S. dollar revenue, as we generate revenue in these local currencies and report the related revenue in U.S. dollars;

•	an increase in the value of currencies in certain countries of the Americas, EMEA, APAC, or Japan relative to the U.S. dollar, which would increase our sales and marketing costs in these countries and would increase research and development costs in Israel; and

•	an increase in the value of currencies in certain countries of the Americas, EMEA, APAC, or Japan relative to the U.S. dollar, which would increase our reported U.S. dollar revenue, as we generate revenue in these local currencies and report the related revenue in U.S. dollars.

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

If we fail to achieve the financial and strategic benefits of past and future acquisitions, our operating results will suffer. Acquisitions involve numerous other risks, including:

•	difficulties in integrating or coordinating the different research and development, sales programs, facilities, operations, technologies, or products;

•	failure to achieve targeted synergies;

•	unanticipated costs and liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on our existing business relationships with suppliers and customers or those of the acquired organization;

•	difficulties in entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

In addition, for purchase acquisitions completed to date, the development of these technologies remains a significant risk due to the remaining efforts to achieve technical feasibility, changing customer markets, and uncertainty of new product standards. Efforts to develop these technologies into commercially viable products consist of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

In the normal course of business, we frequently engage in discussions with parties relating to possible acquisitions. As a result of such transactions, our financial results may differ from the investment community’s expectations in a given quarter. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows, and stock price could be negatively impacted.

If we are required to account for stock options under our employee stock plans as a compensation expense, our net income and our earnings per share would be significantly reduced or may reflect a loss. There has been an increasing public debate about the proper accounting treatment for equity-based compensation, such as employee stock options and employee stock purchase plan shares, and whether they should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standards Board issued an exposure draft on proposed standard for the accounting of stock options. The proposed standard requires public companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. If we elected or were required to record an expense for our employee stock plans using the fair value based method, we would be required to recognize significant stock-based compensation charges. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing model and disclose the pro forma impact on net income (loss) and net income (loss) per share in Note 1 to our condensed consolidated financial statements for the three months ended March 31, 2004 and 2003. Although we are not currently required to record any stock-based compensation expense using the fair value based model in connection with employee option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future accounting standard will require us to treat all stock-based compensation as a compensation expense in our consolidated statement of operations using the fair value based method. In the 2003 Annual Meeting of the Stockholders held in May 2003, a proposal requesting our Board of Directors establish a policy of expensing stock options was put on the ballot by one of our stockholders. The stockholders voted for the proposal and our Board of Directors is currently reviewing this matter.

Investments may become impaired and require us to take a charge against earnings. At March 31, 2004, our equity investments in non-consolidated companies comprised of an investment in a public company of $1.6 million, investments in early stage private companies and a private equity fund of $10.9 million, and a warrant to purchase common stock of Motive of $0.8 million. We account for our investment in the public company as available-for-sale marketable equity security which is included in our consolidated balance sheet as “Short-term investments.” We have committed to make capital contributions to this private equity fund for $7.9 million. At March 31, 2004, our total capital contributions to this private equity fund were $7.1 million. Our equity investments also include the fair value of a warrant to purchase common stock of Motive of $0.8 million. We may be required to incur charges for the impairment of value of our investments. For example, for the three months ended March 31, 2004, we recorded losses of $0.5 million on one of our investments in early stage private companies. The loss was partially offset by an unrealized gain of $0.4 million related to a change in fair value of the Motive warrant. For the three months ended March 31, 2003, we recorded a loss of $0.5 million on one of our investments in early stage private companies and a loss of $0.1 million on our investment in the private equity fund. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to outside third party investors. We closely monitor the financial health of the private companies in which we hold minority equity investments. We may continue to make investments in other companies. If we determine in accordance with our standard accounting policies that an impairment has occurred, then additional losses would be recorded.

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

If we fail to adequately protect our proprietary rights and intellectual property, we may lose a valuable asset, experience reduced revenue, and incur costly litigation to protect our rights. Our success depends in large part of our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret, and contractual restrictions (including confidentiality provisions and licensing arrangements) to establish and protect our proprietary rights in our products and services. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and services and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfers, and disclosures of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the U.S. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our products and proprietary information will increase. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. In addition, we are not significantly dependent on any of our patents as we do not generally license our patents to other companies and do not receive any revenue as a direct result of our patents.

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

Leverage and debt service obligations for $800.0 million in outstanding Notes may adversely affect our cash flow. On April 29, 2003, we issued our 2003 Notes, with a principal amount of $500.0 million, in a private placement, and in July 2000, we completed the offering of the 2000 Notes with a principal amount of $500.0 million. From December 2001 through March 31, 2004, we retired $200.0 million face value of our 2000 Notes. We continue to carry a substantial amount of outstanding indebtedness, primarily the 2000 Notes and the 2003 Notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, and other amounts in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

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

In addition, the 2003 Notes would be included in our diluted net income per share calculation if our common stock price reaches a specified threshold or if specified corporate transactions have occurred and if we elect to settle in stock instead of cash. In this case, 9,673,050 shares would be included in the diluted weighted average common shares and equivalents.

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

The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended April 30, 2004, the closing sale prices of our common stock as reported on the NASDAQ National Market ranged from a high of $54.00 to a low of $33.27. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Interest Rate Risk:

We mitigate market risk associated with our investments by placing our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our debt securities investments as “held to maturity.” Marketable equity securities are classified as available-for-sale short-term investments. At March 31, 2004, we had marketable equity securities of $1.6 million. At March 31, 2004, $568.4 million, or 43% of our cash, cash equivalents, and investment portfolio have original maturities of less than 90 days, and an additional $221.4 million, or 17% carried original maturities of less than one year. All investments mature, by policy, in less than three years. Information about our investment portfolio in debt securities is presented in the table below, which states notional amounts and related weighted-average interest rates. Amounts represent maturities from the reporting date to the dates shown below for each twelve-month periods (in thousands):

	March 31,			Total	Fair Value
	2005	2006	2007
Investments maturing within 30 days at March 31, 2004:
Fixed rate	$396,738	$—	$—	$396,738	$396,785
Weighted average rate	1.05%	—	—	1.05%	—
Investments maturing 30 days after March 31, 2004:
Fixed rate	$327,818	$93,940	$447,081	$868,839	$871,937
Weighted average rate	2.09%	2.19%	2.24%	2.18%	—

Total investments	$724,556	$93,940	$447,081	$1,265,577	$1,268,722

Weighted average rate	1.55%	2.19%	2.24%	1.84%	—

Our long-term investments include $547.7 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

The fair value of our 2000 Notes fluctuates based upon changes in the price of our common stock, changes in interest rates, and changes in our creditworthiness. The fair market value of our 2000 Notes at March 31, 2004 was $302.6 million while the face value and book value was $300.0 million and $315.2 million, respectively. To mitigate the risk of fluctuation in the fair value of our 2000 Notes, we entered into an interest rate swap arrangement. The fair value of our 2003 Notes fluctuates based upon changes in the price of our common stock and changes in our creditworthiness. The fair market value of the 2003 Notes at March 31, 2004 was $549.4 million while the face value and the book value was $500.0 million. See Note 7 to the condensed consolidated financial statements for transactions regarding our 2000 and 2003 Notes.

In November 2002, we merged our January and February 2002 interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) into a single interest rate swap with GSCM to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap, with a maturity date of July 2007, is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of $300.0 million of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on our 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR throughout the life of our 2000 Notes. The interest rate swap creates a market exposure to changes in the LIBOR. If the LIBOR increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. According to the terms of the swap, we are required to provide initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We accounted for the initial collateral and any additional collateral as restricted cash on our consolidated balance sheets. If the price of our common stock exceeds the original conversion or redemption price of the 2000 Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the 2000 Notes. If we call the 2000 Notes at a premium (in whole or in part), or if any of the holders of the 2000 Notes elected to convert the 2000 Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted our 2000 Notes.

We have credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligation under the swap is guaranteed by the Goldman Sachs Group L.P.

Also, see Notes 7 and 14 to the condensed consolidated financial statements for additional information regarding our 2000 Notes and the interest rate swap activities.

Foreign exchange rate risk

A portion of our business is conducted in currencies other than the U.S. dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenue. We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency denominated deferred revenues and receivables due from certain subsidiaries and foreign offices in the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific (APAC); and Japan. The Americas includes Brazil, Canada, Mexico, and the United States of America. EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. We had outstanding forward contracts with notional amounts totaling $30.0 million and $31.5 million at March 31, 2004 and December 31, 2003, respectively. The forward contracts in effect at March 31, 2004 mature at various dates through December 2004 and were hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Japanese Yen, Singapore Dollar, South African Rand, and Swiss Franc.

We also utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Australian Dollar, Canadian Dollar, British Pound, Euro, Korean Won, Israeli Shekel, and Swedish Kroner. We had outstanding forward contracts with notional amounts totaling $31.1 million and $42.6 million at March 31, 2004 and December 31, 2003, respectively.

Gains or losses on forward contracts are recognized as “Other income (expense), net” in our consolidated statement of operations in the same period as gains or losses on the underlying transactions. Net gains or losses on forward contracts and the underlying transactions did not have any material impact to our financial position. We do not believe an immediate increase of 10% in the exchange rates of the U.S. dollar to other foreign currencies would have a material impact on our operating results or cash flows.

Investment risk

From time to time, we have equity investments in public companies, early stage private companies, and private equity funds for business and strategic purposes. At March 31, 2004, our investments in a public company, private companies, and a private equity fund were $1.6 million, $4.6 million, and $6.3 million, respectively. In addition, we made capital contributions to the private equity fund totaling $7.1 million and we have committed to pay up to $7.9 million in the future.

If the privately held companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments, we cannot assure that we will be able to sell them at a gain or even recover our investment. A decline in the U.S. stock market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on our investments in these public and private companies. We have a policy to review our equity investments portfolio. If we determine that the decline in value in one of our equity investments is other-than-temporary, we record a loss on investment in our consolidated statement of operations to write down these equity investments to the market value.

For the three months ended March 31, 2004, we recorded a loss of $0.5 million on one of our investments in early stage private companies. These losses were partially offset by an unrealized gain of $0.4 million related to a change in fair value of a warrant to purchase common stock of Motive, Inc. For the three months ended March 31, 2003, we recorded a loss of $0.5 million on one of our investments in early stage private companies and a loss of $0.1 million on our investment in the private fund. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to outside third party investors.

The warrant is treated as a derivative instrument due to a net settlement provision. Since the warrant is marked to market at each reporting date, any fluctuations in the fair value of the warrant may have an impact on our financial positions and results of operations. The fair value of the warrant was $0.8 million and $0.4 million as of March 31, 2004 and December 31, 2003, respectively.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within these entities.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the period covered by this quarterly report, or to our knowledge in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed or furnished the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

•	Current Report on Form 8-K dated January 7, 2004, announcing the departure of Kenneth Klein, former Chief Operating Officer, effective December 31, 2003.

•	Current Report on Form 8-K dated January 21, 2004, announcing earnings for the quarter and year ended December 31, 2003 and attached a press release related thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY INTERACTIVE CORPORATION (Registrant)

Dated: May 10, 2004

By:	/s/ Douglas P. Smith

Douglas P. Smith, Executive Vice President and Chief Financial Officer Principal Financial Officer

By:	/s/ Bryan J. LeBlanc

Bryan J. LeBlanc, Vice President, Finance and Operations Principal Accounting Officer