Form 10-Q
period 2004-06-30
MERCURY INTERACTIVE CORP
filed 2004-08-09
CIK 867058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (650) 603-5200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

The number of shares of Registrant’s Common Stock outstanding as of July 30, 2004 was 93,146,117.

MERCURY INTERACTIVE CORPORATION

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$573,960	$549,278
Short-term investments	167,690	157,082
Trade accounts receivable, net of sales reserves of $5,459 and $6,117, respectively	147,484	142,908
Prepaid expenses and other assets	77,659	64,485

Total current assets	966,793	913,753
Long-term investments	648,628	527,348
Property and equipment, net	72,657	73,203
Investments in non-consolidated companies	12,479	13,928
Debt issuance costs, net	13,111	14,965
Goodwill	347,779	347,616
Intangible assets, net	37,443	45,126
Restricted cash	6,000	6,000
Interest rate swap	5,184	11,557
Other assets	18,268	17,456

Total assets	$2,128,342	$1,970,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,486	$17,584
Accrued liabilities	104,163	96,637
Deferred tax liabilities, net	28,253	28,367
Income taxes payable	40,328	35,404
Short-term deferred revenue	239,757	212,716

Total current liabilities	430,987	390,708
Convertible notes	804,803	811,159
Long-term deferred revenue	87,574	67,909
Other long-term payables, net	2,598	807

Total liabilities	1,325,962	1,270,583

Commitments and contingencies (Note 8 and 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	186	181
Additional paid-in capital	536,969	468,150
Treasury stock	(16,082)	(16,082)
Notes receivable from issuance of common stock	(4,639)	(6,580)
Unearned stock-based compensation	(963)	(1,533)
Accumulated other comprehensive loss	(6,062)	(6,219)
Retained earnings	292,971	262,452

Total stockholders’ equity	802,380	700,369

Total liabilities and stockholders’ equity	$2,128,342	$1,970,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
License fees	$59,942	$48,004	$117,515	$92,790
Subscription fees	34,628	22,487	70,535	41,761

Total product revenues	94,570	70,491	188,050	134,551
Maintenance fees	48,143	38,745	95,032	74,330
Professional service fees	16,334	8,820	32,771	19,560

Total revenues	159,047	118,056	315,853	228,441

Costs and expenses:
Cost of license and subscription	9,883	6,757	19,702	13,307
Cost of maintenance	3,952	2,829	7,544	5,508
Cost of professional services (excluding stock-based compensation)	14,855	7,460	28,398	14,080
Marketing and selling (excluding stock-based compensation)	76,248	55,806	150,211	108,491
Research and development (excluding stock-based compensation)	17,763	13,120	35,049	24,709
General and administrative (excluding stock-based compensation)	12,024	9,722	24,269	18,822
Stock-based compensation*	183	195	392	384
Acquisition related charges	—	1,280	—	1,280
Integration and other related charges	1,131	917	2,110	917
Amortization of intangible assets	3,744	699	7,684	1,157
Excess facilities charge	9,178	—	9,178	—

Total costs and expenses	148,961	98,785	284,537	188,655
Income from operations	10,086	19,271	31,316	39,786
Interest income	9,803	8,968	19,063	17,735
Interest expense	(4,811)	(4,921)	(9,622)	(9,921)
Other expense, net	(1,640)	(1,606)	(2,845)	(3,046)

Income before provision for income taxes	13,438	21,712	37,912	44,554
Provision for income taxes	1,827	4,777	7,393	9,475

Net income	$11,611	$16,935	$30,519	$35,079

Net income per share (basic)	$0.13	$0.20	$0.33	$0.41

Net income per share (diluted)	$0.12	$0.19	$0.31	$0.39

Weighted average common shares (basic)	92,448	85,610	91,949	85,322

Weighted average common shares and equivalents (diluted)	98,237	90,506	98,006	89,945

* Stock-based compensation:
Cost of professional services	$25	$7	$62	$7
Marketing and selling	84	105	171	212
Research and development	69	73	149	139
General and administrative	5	10	10	26

	$183	$195	$392	$384

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$30,519	$35,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,092	8,143
Sales reserves	(242)	(1,236)
Unrealized (gain) loss on interest rate swap	18	(92)
Amortization of intangible assets	7,684	1,157
Stock-based compensation	392	384
Loss on investments in non-consolidated companies	455	1,339
Loss on disposals of assets	275	—
Gain on sale of available-for-sale securities	(336)	—
Unrealized gain on warrant	(392)	—
Write-off of in-process research and development	—	1,280
Excess facilities charge	9,178	—
Tax benefit from employee stock options	1,592	—
Deferred income taxes	(2,663)	1,076
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(4,306)	13,157
Prepaid expenses and other assets	(8,580)	(2,558)
Accounts payable	646	(308)
Accrued liabilities	5,128	1,048
Income taxes payable	4,910	2,061
Deferred revenue	46,657	30,883
Other long-term payables	2,057	—

Net cash provided by operating activities	103,084	91,413

Cash flows from investing activities:
Maturities of investments	637,470	1,180,168
Purchases of investments	(769,152)	(1,285,356)
Proceeds from sale of available-for-sale securities	1,696	—
Proceeds from return on investment in non-consolidated company	1,525	—
Purchases of investments in non-consolidated companies	(1,500)	(750)
Cash paid in conjunction with the acquisition of Performant	—	(21,925)
Cash paid in conjunction with the acquisition of Kintana	(163)	—
Net proceeds from sale of vacant facilities and assets	2,640	—
Acquisition of property and equipment, net	(19,280)	(7,633)

Net cash used in investing activities	(146,764)	(135,496)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	488,198
Proceeds from issuance of common stock under stock option and employee stock purchase plans	66,918	23,533
Collection of notes receivable from issuance of common stock	1,436	2,446

Net cash provided by financing activities	68,354	514,177

Effect of exchange rate changes on cash	8	825

Net increase in cash and cash equivalents	24,682	470,919
Cash and cash equivalents at beginning of period	549,278	349,123

Cash and cash equivalents at end of period	$573,960	$820,042

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

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in our opinion are necessary to fairly state our consolidated financial position, the results of operations, and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 2003, included in the 2003 Form 10-K. The condensed consolidated statements of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for any subsequent periods or for the entire year ending December 31, 2004.

Increase in authorized common stock

At the 2004 Annual Meeting of the stockholders held in May 2004, the stockholders approved an increase in the number of authorized shares of common stock of Mercury from 240 million to 560 million shares.

Short-term and long-term investments

We consider all debt securities with remaining maturities of less than one year to be short-term investments and all debt securities with remaining maturities greater than one year to be long-term investments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have categorized our debt securities as “held to maturity” securities. These debt securities, which all have contractual maturities of less than three years, are carried at cost plus accrued interest. Marketable equity securities are classified as available-for-sale and are reported at fair value, based on quoted market prices, with unrealized gains or losses, net of tax, recorded as a component of “Accumulated other comprehensive income or loss” in our consolidated statement of stockholders’ equity. The cost basis of securities sold is based on the specific identification method. We evaluate whether or not any of our marketable equity securities has experienced an other-than-temporary decline in fair value on a regular basis. As part of the evaluation process, we consider factors such as earnings/revenue outlook, operational performance, management/ownership changes, competition, and stock price performance. If we determine that a decline in fair value of a marketable equity security below carrying value is other-than-temporary, it is our policy to record a loss on investment in our consolidated statement of operations and write down the marketable equity security to its fair value. Gains are recognized in our consolidated statement of operations when they are realized.

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

Investments in non-consolidated companies

Investments in non-consolidated companies consist of minority equity investments in publicly traded companies, privately held companies, and private equity funds. We make these investments for business and strategic purposes. These investments are accounted

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. Our investments in publicly traded companies were classified as available-for-sale in accordance with SFAS No. 115 and were included as “Short-term investments” in our consolidated balance sheet. We periodically monitor our investments for impairment and will record reductions in carrying values for investments in privately held companies and private equity funds if and when necessary. The evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above fair value, or if a company has completed a financing with new third-party investors based on a valuation significantly lower than the carrying value of our investment and the decline is other-than-temporary, it is our policy to record a loss on investment in our consolidated statement of operations. In calculating the loss on our investments, we take into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standard Board (FASB) issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which relates to the identification of, and financial reporting for, variable-interest entities. FIN No. 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN No. 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB issued FIN No. 46(R). The FASB deferred the effective date for variable-interest entities that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. The adoption of FIN No. 46(R) did not have a material impact on our financial position or results of operations.

Stock-based compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. No stock-based compensation has been recorded for stock options granted to our employees because we have granted stock options to our employees at fair market value of the underlying stock on the date of grant. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We do not issue stock options to non-employees, except for our non-employee members of our Board of Directors. In accordance with FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, we value stock options assumed in a purchase business combination at the date of acquisition at their fair value calculated using the Black-Scholes option-pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the stock options.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$11,611	$16,935	$30,519	$35,079
Add:
Stock-based compensation expense included in reported net income	183	195	392	384
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,176)	(33,127)	(57,516)	(65,582)

Pro forma net loss	$(16,382)	$(15,997)	$(26,605)	$(30,119)

Net income per share (basic), as reported	$0.13	$0.20	$0.33	$0.41

Net loss per share (basic), pro forma	$(0.18)	$(0.19)	$(0.29)	$(0.35)

Net income per share (diluted), as reported	$0.12	$0.19	$0.31	$0.39

Net loss per share (diluted), pro forma	$(0.18)	$(0.19)	$(0.29)	$(0.35)

We calculate stock-based compensation expense under the fair value based method for shares issued pursuant to the 1998 Employee Stock Purchase Plan (ESPP) based upon actual shares issued, except for the period since the most recent purchase in February 2004. We estimate the number of shares issuable under the 1998 ESPP based upon actual contributions made by employees for the period from February 16 through June 30, 2004 and the lower of the fair market value of our common stock on February 16, 2004 or June 30, 2004.

We amortize unearned stock-based compensation expense using the straight-line method over the vesting periods of the related options, which is generally four years for non-qualified and incentive stock options. Stock-based employee compensation expense determined under the fair value based method for non-qualified options issued pursuant to the stock option plans is tax affected. Stock-based employee compensation expense determined under the fair value based method for incentive stock options issued pursuant to the stock option plans and shares issued pursuant to the 1998 ESPP is not tax affected.

The fair value of stock options and shares issued pursuant to the stock option plans and the 1998 ESPP at the grant date were estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions, for the three and six months ended June 30, 2004 and 2003:

	Stock option plans		ESPP		Stock option plans		ESPP
	Three months ended June 30,				Six months ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Expected life (years)	4.00	4.00	0.50	0.50	4.00	4.00	0.50	0.50
Risk-free interest rate	3.78%	2.61%	1.64%	0.94%	3.03%	2.96%	1.23%	2.17%
Volatility	84%	89%	84%	89%	85%	89%	84%	89%
Dividend yield	None	None	None	None	None	None	None	None

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. Based upon the above assumptions, the weighted average fair value per share of options granted under the option plans during the three and six months ended June 30, 2004 was $29.81, and $29.49 respectively. The weighted average fair value per share of options granted under the option plans during the three and

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

six months ended June 30, 2003 was $24.29 and $21.20, respectively. The weighted average fair value per share of options granted under the 1998 ESPP during the three and six months ended June 30, 2004 was $19.02 and $16.85, respectively. The weighted average fair value per share of options granted under the 1998 ESPP during the three and six months ended June 30, 2003 was $14.03 and $11.28, respectively.

Revenue recognition

Revenue consists of fees for licenses and subscription licenses of our software products, maintenance fees, and professional service fees. We apply the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of software products and services. In addition, we apply the provisions of the EITF Issue No. 00-03, Application of AICPA SOP No. 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, to our managed services software transactions. We also apply EITF No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products to account for transactions related sales incentives.

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

Subscription revenue, including managed service revenue, represents license fees to use one or more software products, and to receive maintenance support (such as hotline support and product updates) for a limited period of time. Since subscription licenses include bundled products and services, which are sold as a combined product offering and for which the fair value of the license fee is not separately determinable from maintenance, both product and service revenue is generally recognized ratably over the term of the subscription. Customers do not pay a set up fee associated with a subscription arrangement.

Maintenance revenue consists of fees charged for post-contract customer support, which are determinable based upon vendor specific objective evidence of fair value. Maintenance fee arrangements include ongoing customer support and rights to product updates on an if and when available basis. Payments for maintenance are generally made in advance and are nonrefundable. Revenue is recognized ratably over the period of the maintenance contract.

Professional service revenue consists of fees charged for product training and consulting services, which are determinable, based upon vendor specific objective evidence of fair value. Professional service revenue is recognized as the services are provided.

For arrangements with multiple elements (for example, license and undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to Mercury. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations within an arrangement are based upon renewal rates quoted in contracts, and, in the absence of stated renewal rates, upon separate sales of renewals to other customers. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. Most of our arrangements involve multiple elements. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, revenue is deferred until the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We derive a portion of our business from sales of our products through our alliance partners, which include value-added resellers and major systems integration firms.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. For the three and six months ended June 30, 2004, advertising expenses totaled $2.4 million and $4.1 million, respectively. For the three and six months ended June 30, 2003, advertising expenses totaled $2.8 million and $5.1 million, respectively.

Reclassifications

Certain reclassifications have been made to the December 31, 2003 balances to conform to the June 30, 2004 presentation, namely the classification of deferred tax assets and liabilities. Certain reclassifications have been made to the consolidated statements of operations for the three and six months ended June 30, 2003 to conform to the presentation adopted for the three and six months ended June 30, 2004.

Recent accounting pronouncement

In November 2003, the EITF reached a consensus on disclosure guidance previously discussed under EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during the year ended December 31, 2003.

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01. The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. We do not believe that the consensus on the recognition and measurement guidance will have an impact on our results of operations.

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

The following table summarizes changes in our sales reserve during the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Sales reserve:
Beginning balance	$6,274	$6,599	$6,117	$7,431
Decrease in sales reserve (increase in revenues)	(479)	(829)	(242)	(1,236)
Write-off of accounts receivable against reserve	(332)	(518)	(409)	(957)
Currency translation adjustments	(4)	60	(7)	74

Ending balance	$5,459	$5,312	$5,459	$5,312

NOTE 3—CONSOLIDATION OF FACILITIES

On January 30, 2004, we sold two of our four buildings we own in Sunnyvale, California at the carrying value to a third party for $2.7 million in cash. In April 2004, we completed our move into our new leased headquarters in Mountain View, California and have placed one of the two remaining buildings we own for sale. As a result of our move and our decision to sell one of these two buildings, we took a charge to write down the net book value of the building that is held for sale to its appraised market value. We took into account the cost to maintain the facility until sold and sales commissions related to the sale of the building when we calculated the charge. Accordingly, we reclassified the building as asset held for sale. Asset held for sale was included in “Prepaid expenses and other assets” in our consolidated balance sheet as of June 30, 2004. In connection with our move into our consolidated headquarters, we also vacated two leased facilities from the Kintana acquisition. In the second quarter of 2004, we recorded a charge for the remaining lease payments, as well as associated costs to protect and maintain the leased facilities prior to returning these leased facilities to the lessor. These lease agreements expire in September 2004 and December 2005. Due to the short duration of the remaining lease terms, it is not likely that we can sublease the facilities; as such, no sublease income was included in the facilities lease costs calculation. We also wrote off leasehold improvements and recorded the disposal of fixed assets, net of cash proceeds, associated with these facilities. The total excess facilities charge recorded in the second quarter of 2004 was $9.2 million.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 4—INVESTMENTS IN NON-CONSOLIDATED COMPANIES

At June 30, 2004, our equity investments in non-consolidated companies were composed of investments in privately held companies of $4.6 million, a private equity fund of $7.1 million, and a warrant to purchase common stock of Motive, Inc. of $0.8 million. At December 31, 2003, our equity investments in non-consolidated companies were composed of investments in privately held companies of $7.5 millions, a private equity fund of $6.0 millions, and the Motive warrant of $0.4 million. Through June 30, 2004, we have made capital contributions to a private equity fund totaling $7.9 million. We have committed to make additional capital contributions up to $7.1 million in the future. For the three months ended June 30, 2004, we did not record any losses on our investments in privately held companies nor the private equity fund. Unrealized gain related to a change in the fair value of the Motive warrant was $0.1 million for the three months ended June 30, 2004. For the six months ended June 30, 2004, we recorded a loss of $0.5 million on one of our investments in privately held companies. The loss was partially offset by an unrealized gain of $0.4 million related to a change in fair value of the Motive warrant. For the three months ended June 30, 2003, we recorded a loss of $0.6 million on one of our investments in privately held companies and a loss of $0.2 million on our investment in the private equity fund. For the six months ended June 30, 2003, we recorded a loss of $1.1 million on two of our investments in privately held companies and a loss of $0.2 million on our investment in the private equity fund. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors. We calculated the fair value of the warrant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.92%, contractual life of 5 years, volatility of 75% and zero dividend rate. We had not exercised the warrant at June 30, 2004. We believe that the carrying value of our investments in non-consolidated companies approximated their fair value at June 30, 2004 and December 31, 2003.

In February 2004, one of the privately held companies in which we had an equity investment was acquired by a public company. We received $1.5 million cash and common stock of that company. Cash proceeds received by us were recorded as a return of investment in the privately held company. The common stock we received from the public company was recorded at the carrying value of our investment in the privately held company, net of cash received, and was treated as available-for-sale marketable equity securities. Unrealized gains related to the available-for-sale marketable equity securities was included as a component of “Accumulated other comprehensive loss,” until the common stock was sold. On May 7, 2004, we sold the common stock of the public company for $1.7 million in cash, resulting in a realized gain of approximately $0.3 million.

NOTE 5—ACQUISITIONS

Kintana

On August 15, 2003, we acquired Kintana, a leading provider of Information Technology (IT) governance software and services for an aggregate purchase price of $267.4 million. Kintana’s IT governance expands our product line to include products which enable our customers to govern and manage the priorities, processes, and people required to run IT as a business. We recorded goodwill of $217.2 million, intangible assets of $44.3 million, in-process research and development (IPR&D) of $10.7 million, and unearned stock-based compensation of $1.3 million as a result of the Kintana acquisition.

The acquired IPR&D is related to the next generation of Kintana’s IT governance software products including changes to existing applications and the addition of new applications. The value of IPR&D was determined through the discounted cash flow approach. The expected future cash flow attributable to the in-process technology is discounted at 23%. This rate takes into account that the product leverages core and current technology found in the versions of the existing software, the increasing complexity and criticality of distributed software applications, the demand for faster turnaround of new distributed applications and enhancements, the expected growth in the industry, the continuing introduction of new functionality into the products, and the percentage of completion of approximately 35%. As of June 30, 2004, the IPR&D projects were completed.

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three months ended June 30, 2003	Six months ended June 30, 2003
Net revenues	$128,760	$251,915
Net income	$13,628	$29,968
Net income per share (basic)	$0.16	$0.34
Net income per share (diluted)	$0.15	$0.33

Performant

On May 5, 2003, we acquired all of the outstanding stock and assumed the unvested stock options of Performant, a provider of Java 2 Enterprise Edition (J2EE) diagnostics software for an aggregate purchase price of $22.5 million. Performant’s technology pinpoints performance problems at the application code level. The Performant acquisition allows our customers to diagnose J2EE performance issues across the application delivery and application management cycles from pre-production testing to production operations. We recorded goodwill of $17.2 million, intangible assets of $3.4 million, IPR&D of $1.3 million, and unearned stock-based compensation of $0.3 million as a result of the Performant acquisition.

The acquired IPR&D is related to the development of the Microsoft version of the diagnostics software or .NET. The value of IPR&D was determined through the discounted cash flow approach. The expected future cash flow attributable to the in-process technology was discounted at 29%, taking into account the percentage of completion of approximately 46%, the rate technology changes in the industry, product life cycles, the future markets, and various projects’ stage of development. The IPR&D projects are currently expected to be completed in the next three to six months and the estimated costs to complete the project are insignificant during that time.

The transaction was accounted for as a purchase and, accordingly, the operating results of Performant have been included in our accompanying condensed consolidated statements of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of Mercury and Performant as if the acquisition had occurred as of the beginning of 2003, after applying certain adjustments, including amortization of intangible assets, amortization of unearned stock-based compensation, and interest income, net of related tax effects. IPR&D of $1.3 million has been excluded from the following presentation as it is a non-recurring charge (in thousands, except per share amounts):

	Three months ended June 30, 2003	Six months ended June 30, 2003
Net revenues	$118,071	$228,572
Net income	$17,164	$33,718
Net income per share (basic)	$0.20	$0.40
Net income per share (diluted)	$0.19	$0.38

In conjunction with the acquisition of Performant, we committed to a license agreement for certain technology. The agreement was entered into in August 2000 and remains in effect until April 2018. The total estimated commitment is approximately $0.2 million, although the maximum commitment could reach approximately $0.8 million. We have paid $21,000 through June 30, 2004.

In conjunction with the acquisition of Performant, we entered into a milestone bonus plan related to certain research and development activities. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates. The commitment will be earned equally over time as milestones are achieved and expensed as incurred. For the three and six months ended June 30, 2004, we recorded $1.1 million and $2.1 million, respectively, as “Integration and other related charges” in our condensed consolidated statement of operations, associated with the milestone bonus plan. The maximum total payment under the plan is $5.5 million, of which $3.7 million has been paid through June 30, 2004.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows (in thousands):

Balance at December 31, 2003	$347,616
Additional goodwill amount for acquisition of Kintana	163

Balance at June 30, 2004	$347,779

We increased our goodwill from the Kintana acquisition due to additional payments for pre-acquisition liabilities.

The carrying amounts of intangible assets are as follows (in thousands):

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Net
Intangible assets:
Existing technology	$20,166	$8,578	$11,588	$14,685
Patents and core technology	13,330	3,746	9,584	10,985
Maintenance and support contracts	6,106	891	5,215	5,724
Employment agreements	720	560	160	400
Customer contracts and other	14,093	4,167	9,926	12,255
Domain name	1,135	165	970	1,077

	$55,550	$18,107	$37,443	$45,126

The weighted average amortization period of existing technology is 38 months, patents and core technology is 56 months, employment agreements is 18 months, maintenance and support contracts is 72 months, customer contracts and other intangible assets are 36 months, and domain name is 60 months. The weighted average amortization period of all intangible assets is 46 months. The aggregate amortization expense of intangible assets was $3.7 million and $7.7 million for the three and six months ended June 30, 2004, respectively. The aggregate amortization expense of intangible assets was $0.7 million and $1.2 million for the three and six months ended June 30, 2003, respectively.

Future amortization expense of intangible assets at June 30, 2004 is as follows (in thousands):

Year ending December 31,
2004 (remainder of fiscal year)	$6,896
2005	13,471
2006	10,067
2007	3,818
2008	2,555
Thereafter	636

$37,443

NOTE 7—LONG-TERM DEBT

        In July 2000, we issued $500.0 million in Convertible Subordinated Notes (2000 Notes). The 2000 Notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by us in any such redemption. We had not redeemed any portion of the 2000 Notes at June 30, 2004. From December 2001 through June 30, 2002, we retired $200.0 million face value of the 2000 Notes. The face value of the 2000 Notes was $300.0 million at June 30, 2004 and December 31, 2003.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In connection with the issuance of our 2000 Notes, we incurred $14.6 million of issuance costs, which primarily consisted of investment banker, legal, and other professional fees. In conjunction with the retirement of a portion of our 2000 Notes, we wrote-off $3.8 million of debt issuance costs. The remaining costs are being amortized using a straight-line method over the remaining term of the 2000 Notes. Amortization expense related to the issuance costs was $0.3 million and $0.6 million for the three and six months ended June 30, 2004, respectively. Amortization expense related to the issuance costs was $0.4 million and $0.8 million for the three and six months ended June 30, 2003, respectively. At June 30, 2004 and December 31, 2003, net debt issuance costs associated with our 2000 Notes were $4.0 million and $4.6 million, respectively.

In April 2003, we issued $500.0 million of Zero Coupon Convertible Notes (2003 Notes) due on May 1, 2008 in a private offering. The 2003 Notes do not bear interest, have a zero yield to maturity and may be convertible into our common stock. Holders of the 2003 Notes may convert their 2003 Notes prior to maturity only if:

•	during any quarter (beginning with the third quarter of 2003) the closing sale price of our common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding quarter exceeds 110% of the conversion price of the 2003 Notes as in effect on that 30th trading day; or

•	during the period beginning January 1, 2008 through the maturity of the 2003 Notes, the closing sale price of our common stock on the previous trading day was 110% or more of the conversion price of the 2003 Notes on that previous trading day; or

•	specified corporate transactions have occurred; specified corporate transactions include:

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

In connection with the issuance of our 2003 Notes, we incurred $11.9 million of issuance costs, which primarily consisted of investment banker, legal, and other professional fees. These costs are being amortized using a straight-line method over the term of the 2003 Notes. Amortization expense related to the issuance costs was $0.6 million and $1.3 million for the three and six months ended June 30, 2004, respectively. Amortization expense related to the issuance costs was $0.4 million for each of the three and six months ended June 30, 2003. At June 30, 2004 and December 31, 2003, net debt issuance costs associated with our 2003 Notes were $9.1 million and $10.4 million, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Royalty agreement

On June 30, 2003, we entered into a non-exclusive agreement (amended in February 2004) to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out or other transfer of all or substantially all of the business, stock or assets to which the agreement relates. The licensed technology will be combined with our other existing Mercury products, which should be generally available in the latter half of 2004. The agreement is in effect until

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

December 31, 2006 with a right to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. Under the original agreement, we had committed to royalty payments totaling $15.0 million, of which $8.0 million had been paid as of December 31, 2003. In accordance with the addendum, the remaining royalty balance of $7.0 million was accelerated and was paid in February 2004. We recorded such payments as prepaid royalties. Prepaid royalties are included in “Prepaid expenses and other assets” in our consolidated balance sheet and will be amortized to cost of license and subscription at the greater of the actual revenue over total forecasted revenue or straight line over the estimated useful life of the licensed technology.

Executive severance

In December 2003, we entered into a severance agreement with a former executive officer. In accordance with the agreement, the former executive officer is entitled to salary and bonus through October 3, 2005 totaling $1.5 million. Under the agreement, we also accelerated the vesting of options to purchase 374,479 shares of common stock with exercise prices ranging from $29.29 to $60.88. The exercise period of these accelerated options and the vested portion of options to purchase 255,208 shares of common stock with an exercise price of $60.88 was extended through October 3, 2005. Accrued salaries and bonuses related to this executive severance agreement were $1.0 million and $1.5 million at June 30, 2004 and December 31, 2003, respectively.

Lease commitments

We lease facilities for sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire through 2015. Certain of these leases contain renewal options. We lease certain equipment under various lease agreements with lease terms ranging from month-to-month up to one year. On October 21, 2003, we entered into a lease agreement for our new headquarters facility. The lease began on January 1, 2004 and expires on February 20, 2014. Future minimum payments under the facilities, including the two vacant facilities from the Kintana acquisition, and equipment leases with non-cancelable terms in excess of one year at June 30, 2004 are as follows (in thousands):

Year ending December 31,
2004 (remainder of year)	$9,074
2005	15,901
2006	10,729
2007	7,856
2008	5,807
Thereafter	25,027

$74,394

Letters of credit

At June 30, 2004, we had four irrevocable letter of credit agreements totaling $1.4 million with Wells Fargo & Company (Wells Fargo). Wells Fargo is a related party to us as one of the members of our Board of Directors is an executive officer of Wells Fargo. Two of the agreements are related to facility lease agreements assumed by us in conjunction with the acquisition of Kintana in 2003. One of the agreements has an automatic annual renewal provision under which the expiration date cannot be extended beyond March 1, 2006 and the other agreement expires in September 2004. The third agreement is related to a facility lease agreement assumed by us in conjunction with the acquisition of Freshwater in 2001. This agreement has an automatic annual renewal provision under which the expiration dates cannot be extended beyond August 31, 2006. The fourth agreement is related to the facility lease agreement for our new headquarters in Mountain View, California and this agreement automatically renews annually after January 1, 2005 unless we provide a termination notice to Wells Fargo. At June 30, 2004, no amounts had been drawn on the letters of credit.

Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Our former Vice President of Tax, Uzi Sasson, filed a complaint on August 4, 2004, alleging that we wrongfully terminated his employment. We believe these claims are without merit and intend to vigorously defend the lawsuit. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect on our financial position, results of operations, or cash flows.

NOTE 9—GUARANTEES

As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of some future amounts to be paid, as allowed by law. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, subsidiaries and/or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements at June 30, 2004.

We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby they are indemnified for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements at June 30, 2004.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. We are not aware of any potential obligations arising as a result of acquisitions and we are therefore unable to determine the maximum potential payments we could be required to make for such obligations at this time. Accordingly, we have no liabilities recorded for these types of agreements at June 30, 2004.

We have arrangements with certain vendors whereby we guarantee the expenses incurred by certain of our employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. We would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these arrangements is insignificant. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at June 30, 2004.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value on these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at June 30, 2004.

NOTE 10—NET INCOME PER SHARE

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes our earnings per share computations (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$11,611	$16,935	$30,519	$35,079

Denominator:
Denominator for basic net income per share – weighted average shares	92,448	85,610	91,949	85,322
Incremental common shares attributable to shares issuable under employee stock option plans and unvested restricted common stock	5,789	4,896	6,057	4,623

Denominator for diluted net income per share – weighted average shares	98,237	90,506	98,006	89,945

Net income per share (basic)	$0.13	$0.20	$0.33	$0.41

Net income per share (diluted)	$0.12	$0.19	$0.31	$0.39

For the three and six months ended June 30, 2004, options to purchase 6,620,000 shares and 6,396,000 shares of common stock with a weighted average exercise price of $59.98 and $60.45, respectively, were considered anti-dilutive because the options’ exercise price was greater than the average fair market value of our common stock for the periods then ended. For the three and six months ended June 30, 2003, options to purchase 9,124,000 and 9,617,000 shares of common stock with a weighted average exercise price of $54.26 and $53.33, respectively, were considered anti-dilutive because the options’ exercise price was greater than the average fair market value of our common stock for the periods then ended. For each of the three and six months ended June 30, 2004 and 2003, common stock reserved for issuance upon conversion of the outstanding 2000 Notes for 2,697,000 shares were not included in diluted earnings per share because the conversion would be anti-dilutive. When the 2003 Notes are required to be included in our earnings per share calculations, 9,673,050 shares would be included in the diluted weighted average common shares and equivalent for the diluted net income per share calculation.

NOTE 11—INCOME TAXES

The effective tax rates for the three and six months ended June 30, 2004 and 2003 differ from statutory tax rates principally because of our participation in taxation programs in Israel. This tax structure is dependent upon continued reinvestment in our Israeli operations. Other factors that cause the effective tax rate and statutory tax rates to differ include the treatment of charges for amortization of intangible assets, stock-based compensation, and in-process research and development.

NOTE 12—SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures are as follows (in thousands):

	Six months ended June 30,
	2004	2003
Supplemental disclosure:
Cash paid during the period for income taxes, net of refunds of $92 and $30, respectively	$1,936	$4,835

Cash paid during the period for interest expense	$9,619	$12,333

Supplemental non-cash investing activities:
Common stock received in exchange for equity investment in privately held company	$1,360	$—

Accrued licenses	$776	$—

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 13—COMPREHENSIVE INCOME

We report components of comprehensive income in our annual consolidated statements of shareholders’ equity. Comprehensive income consists of net income, foreign currency translation adjustments, and change in unrealized gain from available-for-sale marketable equity securities. Total comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$11,611	$16,935	$30,519	$35,079
Foreign currency translation adjustments	730	(1,123)	157	(1,003)
Change in unrealized gain on available-for-sale marketable equity securities	(206)	—	—	—

Comprehensive income	$12,135	$15,812	$30,676	$34,076

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS

We comply with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statements of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as on the type of hedging relationship.

We enter into forward contracts to manage foreign currency exposures related to certain foreign currency denominated intercompany balances attributable to subsidiaries and foreign offices in the Americas, EMEA, APAC, and Japan. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts, terminating, or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures. We have not entered into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching the hedging instruments to underlying transactions. Gains or losses on forward contracts are recognized in other income or expense in the same period as gains or losses on the underlying transactions. In May 2004, we effected a change to enter into hedge contracts of one-fiscal month duration to improve the overall effectiveness of our hedge strategy. We had outstanding forward contracts with notional amounts totaling $22.0 million and $31.5 million at June 30, 2004 and December 31, 2003, respectively. The forward contracts in effect at June 30, 2004 matured on July 30, 2004 and were hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Korean Won, Norwegian Kroner, Singapore Dollar, South African Rand, and Swiss Franc.

We utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Canadian Dollar, Hong Kong Dollar, Israeli Shekel, and Singapore Dollar. Increases or decreases in the value of these non-functional currency assets are offset by gains or losses on the forward exchange contracts to mitigate the risk associated with foreign exchange market fluctuations. We had outstanding forward contracts with notional amounts totaling $20.9 million and $42.6 million at June 30, 2004 and December 31, 2003, respectively. These forward exchange contracts contain credit risk in that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk of loss by limiting these agreements to major financial institutions. We also monitor closely the potential risk of loss with any one financial institution. We do not expect any material losses as a result of default by counterparties.

In November 2002, we merged our January and February 2002 interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) into a single interest rate swap with GSCM to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap of $300.0 million, with a maturity date of July 2007, is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR throughout the life of the 2000 Notes. The interest rate swap creates a market exposure to changes in the LIBOR. Under the terms of the swap, we are required to provide initial collateral in the

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We accounted for the initial collateral and any additional collateral as restricted cash in our consolidated balance sheet. If the price of our common stock exceeds the original conversion or redemption price of the 2000 Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the 2000 Notes. If we call the 2000 Notes at a premium (in whole or in part), or if any of the holders of the 2000 Notes elected to convert the 2000 Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted 2000 Notes.

Our interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in the fair value of the underlying 2000 Notes attributable to changes in the LIBOR in our consolidated balance sheet. We record the ineffectiveness arising from the difference between the two fair values in our consolidated statement of operations as “Other income (expense), net.” At June 30, 2004 and December 31, 2003, the fair value of the swap was approximately $5.2 million and $11.6 million, respectively, and the change in the fair value of our 2000 Notes attributable to changes in the LIBOR during the period resulted in a decrease in the carrying value of our 2000 Notes of $4.8 million and $11.2 million, respectively. The unrealized gains or losses on the interest rate swap were less than $0.1 million for three and six months ended June 30, 2004. The unrealized gains on interest rate swap were less than $0.1 million for the three and six months ended June 30, 2003. At June 30, 2004 and December 31, 2003, our total restricted cash associated with the swap was $6.0 million.

We have credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under the swap are guaranteed by the Goldman Sachs Group L.P.

For the three and six months ended June 30, 2004, we recorded interest expense of $1.2 million and $2.5 million, respectively, and interest income of $3.6 million and $7.1 million, respectively, as a result of our interest rate swap. For the three and six months ended June 30, 2003, we have recorded interest expense of $1.3 million and $2.8 million, respectively, and interest income of $3.6 million and $7.1 million, respectively, as a result of our interest rate swap. Our net interest expense, including the interest paid on our 2000 Notes, was $1.2 million and $2.5 million for the three and six months ended June 30, 2004. Our net interest expense, including the interest paid on our 2000 Notes, was $1.3 million and $2.8 million for the three and six months ended June 30, 2003, respectively.

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

Revenues for our operating segments are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues from third parties:
Americas (including U.S. of $95,420, $72,217, $192,199, and $138,007, respectively)	$97,946	$74,474	$197,756	$143,303
EMEA (including U.K. of $17,400, $13,579, $36,007 and $27,319, respectively)	48,514	35,908	93,538	69,266
APAC	9,053	5,332	17,487	10,097
Japan	3,534	2,342	7,072	5,775

	$159,047	$118,056	$315,853	$228,441

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Long-lived assets, which consist primarily of property and equipment, for our operating segments are as follows (in thousands):

	June 30, 2004	December 31, 2003
Property and equipment, net:
Americas (including U.S. of $37,030 and $40,750, respectively)	$37,061	$40,801
EMEA (including Israel of $30,971 and $28,288, respectively)	33,769	31,001
APAC	1,502	1,011
Japan	325	390

	$72,657	$73,203

International sales represented 38% and 37% of the total revenues from third parties for the three and six months ended June 30, 2004, respectively, and 37% for both the three and six months ended June 30, 2003. Revenues from the U.S. were 60% and 61% of the net revenues from third parties for the three and six months ended June 30, 2004, respectively, and 61% and 60% for the three and six months ended June 30, 2003, respectively. The subsidiary located in the U.K. accounted for 11% of the total revenues from third parties for both the three and six months ended June 30, 2004 and 12% for both the three and six months ended June 30, 2003. Operations located in the U.S. accounted for 76% and 74% of the consolidated identifiable assets at June 30, 2004 and December 31, 2003, respectively. Operations located in Israel accounted for 21% and 19% of the consolidated identifiable assets at June 30, 2004 and December 31, 2003, respectively.

Although we operate in one industry segment, our chief decision makers evaluate net revenues from the sale of our software products and services of our application delivery and application management, and IT governance solutions. The following tables present revenues for application delivery, application management, and IT governance for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended June 30,
	2004				2003
	Application Delivery	Application Management	IT Governance	Total	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$51,218	$2,727	$5,997	$59,942	$45,370	$2,634	$—	$48,004
Subscription fees	16,782	17,507	339	34,628	9,152	13,335	—	22,487

Total product revenues	68,000	20,234	6,336	94,570	54,522	15,969	—	70,491
Maintenance fees	42,942	2,411	2,790	48,143	36,881	1,864	—	38,745
Professional service fees	8,569	2,666	5,099	16,334	7,995	825	—	8,820

	$119,511	$25,311	$14,225	$159,047	$99,398	$18,658	$—	$118,056

	Six months ended June 30,
	2004				2003
	Application Delivery	Application Management	IT Governance	Total	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$94,433	$6,387	$16,695	$117,515	$87,982	$4,808	$—	$92,790
Subscription fees	34,314	35,866	355	70,535	17,616	24,145	—	41,761

Total product revenues	128,747	42,253	17,050	188,050	105,598	28,953	—	134,551
Maintenance fees	85,450	4,702	4,880	95,032	70,627	3,703	—	74,330
Professional service fees	17,836	5,649	9,286	32,771	18,232	1,328	—	19,560

	$232,033	$52,604	$31,216	$315,853	$194,457	$33,984	$—	$228,441

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 16—SUBSEQUENT EVENTS

On May 12, 2004, we entered into a definitive agreement to acquire all of the outstanding shares of Appilog, Inc. and assume all outstanding vested stock options. The acquisition was completed on July 1, 2004. The total purchase price of approximately $61.9 million consists of $50.8 million in cash, $0.7 million in direct merger costs, and $10.4 million related to stock options exchanged. The purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date.

On July 27, 2004, our Board of Directors approved a new program to repurchase up to $400.0 million of our common stock over the next two years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. Since the inception of our new stock repurchase program through August 6, 2004, we have repurchased 3,072,000 shares of our common stock at an average price of $35.59 for an aggregate purchase price of $109.3 million.

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

We believe that the success of our model can be seen in our financial results which include significant growth in revenue and deferred revenue. To understand our financial results, it is important to understand our changing business model and its impact on the consolidated statement of operations and the consolidated balance sheet. We continue to offer many of our products, including our IT governance products, on a perpetual license basis. We have continued to expand the number of offerings structured as subscription based contracts. The majority of these types of contracts are required to be recorded initially as deferred revenue in the consolidated balance sheet and then recognized in subsequent periods over the term of the contract as subscription revenue in our consolidated statement of operations (see below under Business Model). Therefore, to understand the full growth of our business, one must look at both revenue and the change in deferred revenue.

Business Model

Revenue consists of fees for the license and subscription of our software products, maintenance fees, and professional service fees. License revenue consists of license fees charged for the use of our products under perpetual or multiple-year arrangements in which the fair value of the license fee is separately determinable from maintenance and/or professional services. Subscription revenue, including managed service revenue, represents license fees to use one or more software products, and to receive maintenance support (such as hotline support and product updates) for a limited period of time. Since subscription licenses include bundled products and services, which are sold as a combined offering and for which the fair value of the license fee is not separately determinable from maintenance, both product and service revenue is generally recognized ratably over the term of the subscription. Maintenance revenue consists of fees charged for post-contract customer support, which are determinable based upon renewal rates quoted in the contracts, and, in the absence of stated renewal rates, upon separate sales of renewals to other customers. Professional service revenue consists of fees charged for product training and consulting services, which are determinable based upon separate sales of these services to other customers without bundling of other elements.

Due to the different treatment of subscription and perpetual licenses under applicable accounting rules, each type of license has a different impact on our consolidated financial statements. When a customer purchases a subscription license, the majority of the revenue will be recorded as deferred revenue in our consolidated balance sheet. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized as revenue. Deferred revenue is reduced as revenue is recognized. Under perpetual licenses (and some multiple-year arrangements for which separate vendor specific objective evidence of fair value exists for undelivered elements), a higher proportion of license revenue is recognized in the quarter that the product is delivered, with a lesser proportion recorded as deferred revenue. Vendor specific objective evidence of fair value is established by the price charged when that element is sold separately. Therefore, an order for a subscription license, or a perpetual license bundled with a subscription license, will result in significantly lower current-period revenue than an equal-sized order under a perpetual license. Conversely, an order for a subscription license will result in higher revenues recognized in future periods than an equal-sized order for a perpetual license. Further, generally, if a perpetual license is sold at the same time as a subscription based license to the same customer, then the two become bundled together and are recognized over the term of the contract.

Our license revenue in any given quarter is dependent upon the volume of perpetual license orders delivered during the current quarter and the amount of subscription revenue amortized from deferred revenue from prior quarters and, to a small degree, revenue recognized on subscription orders received during the current quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of perpetual licenses and subscription licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets. Our ability to achieve our revenue targets is also impacted by the mix of domestic and international sales, together with fluctuations in foreign exchange rates. If there is an increase in value of other currencies relative to the U.S. dollar, our revenues from international sales may be positively impacted. On the other hand, if there is a decrease in value of other currencies relative to the U.S. dollar, our revenues from international sales may be negatively impacted.

Cost of license and subscription includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation, production personnel, and outsourcing services. It also includes costs associated with our managed services business, including personnel-related costs, fees to providers of Internet bandwidth and related infrastructure, and depreciation expense of managed services equipment. Cost of maintenance includes direct costs of providing product customer support, largely consisting of personnel costs and related expenses, and the cost of providing upgrades to our customers. We have not broken out the costs associated with license and subscription because these costs cannot be separated between license and subscription cost of revenue. Cost of professional services includes direct costs of providing product training and consulting, largely consisting of personnel costs and related expenses and costs of outsourcing service. License and subscription, maintenance, and professional services costs also include allocated facility expenses and allocated IT infrastructure expenses.

The costs associated with subscription licenses, which include the cost of products and services, are expensed as incurred over the subscription term. In addition, we defer the portion of our commission expense related to subscription licenses and maintenance contracts and amortize the expense over the term of the subscription or maintenance contracts. See “Critical Accounting Policies and Estimates” for a full description of our estimation process for accrued liabilities.

Results of Operations

The following table sets forth, as a percentage of total revenues, certain condensed consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
License fees	38%	41%	38%	41%
Subscription fees	22	19	22	18

Total product revenues	60	60	60	59
Maintenance fees	30	33	30	32
Professional service fees	10	7	10	9

Total revenues	100	100	100	100

Costs and expenses:
Cost of license and subscription	6	6	6	6
Cost of maintenance	3	3	2	2
Cost of professional services (excluding stock-based compensation)	9	6	9	6
Marketing and selling (excluding stock-based compensation)	48	47	48	47
Research and development (excluding stock-based compensation)	11	11	11	11
General and administrative (excluding stock-based compensation)	8	8	8	8
Stock-based compensation	—	—	—	—
Acquisition related charges	—	1	—	1
Integration and other related charges	1	1	1	1
Amortization of intangible assets	2	1	2	1
Excess facilities charge	6	—	3	—

Total costs and expenses	94	84	90	83

Income from operations	6	16	10	17
Interest income	6	7	6	7
Interest expense	(3)	(4)	(3)	(3)
Other expense, net	(1)	(1)	(1)	(1)

Income before provision for income taxes	8	18	12	20
Provision for income taxes	1	4	2	5

Net income	7%	14%	10%	15%

Certain reclassifications have been made to the consolidated statements of operations for the three and six months ended June 30, 2003 to conform to the presentation adopted for the three and six months ended June 30, 2004.

Revenues

The following table summarizes license fees, subscription fees, maintenance fees, and professional service fees for the periods indicated (in thousands, except percentages):

	Three Months ended June 30,		Increase/ (Decrease)		Six Months ended June 30,		Increase/ (Decrease)
	2004	2003	in Dollars	in Percentage	2004	2003	in Dollars	in Percentage
Revenues:
License fees	$59,942	$48,004	$11,938	25%	$117,515	$92,790	$24,725	27%
Subscription fees	34,628	22,487	12,141	54%	70,535	41,761	28,774	69%
Maintenance fees	48,143	38,745	9,398	24%	95,032	74,330	20,702	28%
Professional service fees	16,334	8,820	7,514	85%	32,771	19,560	13,211	68%

Total revenues	$159,047	$118,056	$40,991	35%	$315,853	$228,441	$87,412	38%

License fees

The increase in licence fee revenue for the three and six months ended June 30, 2004 was due to an increased sales volume and average size of individual sale. For the three months ended June 30, 2004, the increase in license fee revenue was primarily attributable to the sale of IT governance products of $6.0 million and an increase in application delivery license sales of $5.8 million. For the six months ended June 30, 2004, the increase in license fee revenue was primarily attributable to the sale of IT governance products of $16.7 million and an increase in application delivery license sales of $6.5 million. We expect our license fee revenue to continue to increase in absolute dollars for the remainder of 2004.

Subscription fees

The increase in subscription fee revenue for the three and six months ended June 30, 2004 was primarily due to an increased average size of individual sale. For the three months ended June 30, 2004, the increase in subscription fee revenue was attributable to a continuous growth in license sales of application delivery products on a subscription basis of $7.6 million and an increase in license sales of application management products of $4.2 million, which are primarily offered on a subscription basis. For the six months ended June 30, 2004, the increase in subscription fee revenue was attributable to a continuous growth in license sales of application delivery products of $16.7 million on a subscription basis and an increase in license sales of application management products of $11.7 million, which are primarily offered on a subscription basis. As we continue to offer more products on a subscription basis and as more customers license our products on a subscription basis, we expect sales of our subscription fee revenue to increase in absolute dollars for the remainder of 2004.

Maintenance fees

The increase in maintenance fee revenue for the three and six months ended June 30, 2004 was primarily attributable to renewals of existing maintenance contracts and sales of first year maintenance contracts for application delivery licensed products and maintenance fees for IT governance products. For the three months ended June 30, 2004, the increase of maintenance fee revenue related to application delivery products, IT governance products, and application management products was $6.1 million, $2.8 million, and $0.5 million, respectively. For the six months ended June 30, 2004, the increase of maintenance fee revenue related to application delivery products, IT governance products, and application management products was $14.8 million, $4.9 million, and $1.0 million, respectively. We expect maintenance fee revenue to continue to increase in absolute dollars for the remainder of 2004.

Professional service fees

For the three months ended June 30, 2004, the increase in professional service fee revenue was primarily attributable to $5.1 million in consulting fees for service engagements related to IT governance products and higher professional service fees of $1.8 million and $0.6 million associated with application management products and application delivery products. For the six months ended June 30, 2004, the increase in professional service fee revenue was primarily attributable to $9.3 million in consulting fees for service engagements related to IT governance products and higher professional service fees of $4.3 million associated with application management products. The professional service fee revenue grew as a result of our continuous effort to expand our training and consulting services to our customers who license our products. We expect our professional service fee revenue to continue to increase in absolute dollars for the remainder of 2004.

International sales

International sales include revenues from Europe, the Middle East and Africa (EMEA), Asia Pacific (APAC), and Japan. International revenues for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, were affected favorably by a weakening of the U.S. dollar relative to other currencies, primarily the Euro and British Pound. Total revenues from international sales for the three months ended June 30, 2004 were $61.1 million, an increase of $17.5 million, compared to the three months ended June 30, 2003. $4.0 million of this increase was due to fluctuations in foreign exchange rates. International sales represented 38% and 37% of our total revenues for the three months ended June 30, 2004 and 2003, respectively. Our international revenues increased 40% in absolute dollars for the three months ended June 30, 2004, compared to the same period in 2003, mainly due to a continuous weakening of the U.S. dollar relative to other currencies, primarily the Euro and British Pound, and an increase in sales in EMEA of $8.4 million and APAC of $4.2 million.

International revenues for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, were affected favorably by a weakening of the U.S. dollar relative to other currencies, primarily the Euro and British Pound. Total revenues from international sales for the six months ended June 30, 2004 were $118.1 million, an increase of $33.0 million, compared to the six months ended June 30, 2003. $11.1 million of this increase was due to fluctuations in foreign exchange rates. International sales represented 37% of our total revenues for the six months ended June 30, 2004 and 2003. Our international revenues increased 39% in absolute dollars for the six months ended June 30, 2004, compared to the same period in 2003, due to a continuous weakening of the U.S. dollar relative to other currencies, primarily the Euro and British Pound, and an increase in sales in EMEA of $15.2 million and APAC of $6.7 million.

Costs of revenues and operating expenses

The following table summarizes cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months ended June 30,		Increase/ (Decrease)		Six Months ended June 30,		Increase/ (Decrease)
	2004	2003	in Dollars	in Percentage	2004	2003	in Dollars	in Percentage
Costs of revenues:
Cost of license and subscription	$9,883	$6,757	$3,126	46%	$19,702	$13,307	$6,395	48%
Cost of maintenance	3,952	2,829	1,123	40%	7,544	5,508	2,036	37%
Cost of professional services	14,855	7,460	7,395	99%	28,398	14,080	14,318	102%

Total cost of revenues	$28,690	$17,046	$11,644	68%	$55,644	$32,895	$22,749	69%

Percentage of total revenues	18%	15%			17%	14%

Cost of license and subscription

The increase in cost of license and subscription for the three and six months ended June 30, 2004 was primarily attributable to higher personnel-related costs as a result of growth in headcount and an increase in outsourcing expense related to delivery of our ProTune products. Personnel-related costs increased by $1.4 million and $2.6 million for the three and six months ended June 30, 2004, respectively. Outsourcing expense increased by $0.5 million and $1.5 million for the three and six months ended June 30, 2004, respectively. Based upon our expected revenue growth as described in “Revenues,” we expect cost of license and subscription to continue to increase in absolute dollars for the remainder of 2004.

Cost of maintenance

The increase in cost of maintenance for the three months ended June 30, 2004 was primarily due to higher personnel-related costs of $0.9 million as a result of additional headcount to support our overall growth in business. The increase in cost of maintenance for the six months ended June 30, 2004 was primarily due to higher personnel-related costs of $1.9 million as a result of additional headcount and an increase in allocated facility expenses of $0.5 million. Our facility expenses increased primarily due to the lease for our new headquarters. Based upon our expected revenue growth as described in “Revenues,” we expect cost of maintenance to continue to increase in absolute dollars for the remainder of 2004.

Cost of professional services

The increase in cost of professional services for the three and six months ended June 30, 2004 was attributable to higher personnel-related costs as a result of growth in headcount and an increase in outsourcing expense. For the three and six months ended June 30, 2004, personnel-related costs increased by $3.8 million and $7.6 million, of which $2.7 million and $5.2 million was related to Kintana employees who joined us as part of that acquisition in 2003, respectively. The increase in outsourcing expense was primarily due to growth in professional services and our continuous effort to offer more training and consulting services to our customers who license our products. Outsourcing expense increased by $2.7 million and $5.0 million for the three and six months ended June 30, 2004, respectively. Based upon our expected revenue growth as described in “Revenues,” we expect cost of professional services to continue to increase in absolute dollars for the remainder of 2004.

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months ended June 30,		Increase/ (Decrease)		Six Months ended June 30,		Increase/ (Decrease)
	2004	2003	in Dollars	in Percentage	2004	2003	in Dollars	in Percentage
Operating expenses:
Marketing and selling	$76,248	$55,806	$20,442	37%	$150,211	$108,491	$41,720	38%
Research and development	17,763	13,120	4,643	35%	35,049	24,709	10,340	42%
General and administrative	12,024	9,722	2,302	24%	24,269	18,822	5,447	29%
Stock-based compensation	183	195	(12)	(6)%	392	384	8	2%
Acquisition related charges	—	1,280	(1,280)	(100)%	—	1,280	(1,280)	(100)%
Integration and other related charges	1,131	917	214	23%	2,110	917	1,193	130%
Amortization of intangible assets	3,744	699	3,045	436%	7,684	1,157	6,527	564%
Excess facilities charge	9,178	—	9,178	*	9,178	—	9,178	*

Total operating expenses	$120,271	$81,739	$38,532	47%	$228,893	$155,760	$73,133	47%

Percentage of total revenues	76%	69%			73%	69%

*	Percentage is not meaningful.

Marketing and selling

Marketing and selling expense consists of employee salaries and related costs, sales commissions, marketing programs, sales training, allocated facility expenses, and allocated IT infrastructure expenses. The increase in marketing and selling expense for the three and six months ended June 30, 2004 was primarily attributable to higher personnel-related costs due to growth in headcount, higher commission expense as a result of an increase in revenues together with growth in headcount, and higher professional service cost. The increase was also attributable to an increase in allocated facility expenses, allocated IT infrastructure expenses, spending on marketing programs, and sales training. Facility expenses and IT infrastructure expenses increased due to the lease for our new headquarters. For the three months ended June 30, 2004, personnel-related costs and commission expense increased by $10.7 million and $4.9 million, respectively, of which personnel-related costs of $3.2 million and commission expense of $1.7 million were related to Kintana employees who joined us as part of that acquisition in 2003. In addition, for the three months ended June 30, 2004, allocated facility expenses, allocated IT infrastructure expenses, spending on marketing programs, and professional service cost increased by $1.0 million, $0.9 million, $0.9 million, and $0.5 million, respectively.

For the six months ended June 30, 2004, personnel-related costs and commission expense increased by $21.0 million and $11.3 million, respectively, of which personnel-related costs of $6.4 million and commission expense of $2.5 million were related to Kintana employees who joined us as part of that acquisition in 2003. In addition, for the six months ended June 30, 2004, allocated facility expenses, sales training, professional service cost, allocated IT infrastructure expenses, and spending on marketing programs increased by $2.5 million, $1.7 million, $1.6 million, $1.2 million and $0.5 million, respectively. We expect marketing and selling expense to continue to increase in absolute dollars for the remainder of 2004.

Research and development

Research and development expense consists of employee salaries and related costs, consulting costs, equipment depreciation, allocated facility expenses, and allocated IT infrastructure expenses associated with the development of new products, enhancements of existing products, and quality assurance procedures. For the three months ended June 30, 2004, the increase in research and development expense was primarily attributable to higher personnel-related costs of $3.0 million as a result of growth in headcount, of which $2.2 million was related to Kintana employees who joined us as part of that acquisition in 2003. The increase was also attributable to higher allocated facility expenses of $0.7 million and higher allocated IT infrastructure expenses of $0.6 million due to our move to the new leased headquarters. The impact from foreign exchange rate fluctuation for the Israeli Shekel to the U.S. dollar was insignificant for the three months ended June 30, 2004.

For the six months ended June 30, 2004, the increase in research and development expense was primarily attributable to higher personnel-related costs of $6.2 million as a result of growth in headcount, of which $4.3 million was related to Kintana employees who joined us as part of that acquisition in 2003, higher allocated facility expenses of $1.4 million and higher allocated IT infrastructure expenses of $0.8 million due to our move to the new leased headquarters. The increase was also attributable to a $1.1 million devaluation of the U.S. dollar to the Israeli Shekel as a substantial portion of our research and development expense was in Israeli Shekel. Based on our product development plan, we expect research and development expense to increase in absolute dollars for the remainder of 2004.

General and administrative

General and administrative expense consists of employee salaries and related costs, and fees for audit, tax, legal and consulting services, as well as allocated facility expenses and allocated IT infrastructure expenses. For the three months ended June 30, 2004, the increase in general and administrative expenses was primarily attributable to higher personnel-related costs of $1.2 million as a result of growth in headcount and additional professional service fees for audit, tax, and other consulting services of $0.3 million.

For the six months ended June 30, 2004, the increase in general and administrative expenses was primarily attributable to higher personnel-related costs of $2.4 million as a result of growth in headcount, additional professional service fees for audit, tax, and other consulting services of $1.5 million, and an increase in allocated facility expenses of $0.5 million due to the lease for our new headquarters. We expect general and administrative expenses to continue to increase in absolute dollars for the remainder of 2004 due to a projected increase in headcount and fees for compliance with the Sarbanes-Oxley Act of 2002.

Stock-based compensation

Stock-based compensation for the three and six months ended June 30, 2004 and 2003 primarily consisted of amortization of unearned stock-based compensation associated with assumed options from the acquisitions of Kintana and Performant in 2003. We expect to record amortization of unearned stock-based compensation of $0.3 million for the remainder of 2004, $0.4 million for 2005, $0.3 million for 2006, and less than $0.1 million for 2007.

Acquisition related charges

Acquisition related charges of $1.3 million for the six months ended June 30, 2003 were related to the acquired in-process research and development from the acquisition of Performant in May 2003. Upon the completion of the acquisition of Appilog on July 1, 2004, we expect to record a one-time charge of approximately $0.8 million to $1.0 million related to acquired in-process research and development in the third quarter of 2004.

Integration and other related charges

Integration and other related charges for the three and six months ended June 30, 2004 were attributable to a milestone bonus plan related to certain research and development activities, that was signed in conjunction with the acquisition of Performant in 2003. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates. The commitment will be earned over time as milestones are achieved and expensed as a charge to the consolidated statement of operations. The maximum total payment under the plan is $5.5 million, of which $3.7 million has been paid through June 30, 2004. On July 1, 2004, we completed the acquisition of Appilog. We do not expect the integration costs related to the Appilog integration to be significant.

Amortization of intangible assets

The increase in amortization of intangible assets was primarily due to a full quarter of amortization of intangible assets related to acquisitions of Performant in May 2003 and Kintana in August 2003, purchase of existing technology in the third quarter of 2003, and acquisition of a domain name in the fourth quarter of 2003.

Intangible assets are amortized on a straight-line basis over their useful lives or based on actual usage, whichever best represents the distribution of the economic value of the intangible assets.

Future amortization expense of intangible assets at June 30, 2004 is as follows (in thousands):

Year ending December 31,
2004 (remainder of fiscal year)	$6,896
2005	13,471
2006	10,067
2007	3,818
2008	2,555
Thereafter	636

$37,443

Amortization expense of intangible assets related to the Appilog acquisition is expected to be in the range of $0.5 to $0.6 million per quarter.

Also see notes 5 and 6 to the condensed consolidated financial statements for additional information regarding the acquisitions completed in 2003 and the intangible assets acquired in each acquisition.

Excess facilities charge

Excess facilities charge of $9.2 million for the three and six months ended June 30, 2004 was primarily related to the write-down of a vacant building we own that has been placed for sale and the remaining lease payments for two leased facilities from the Kintana acquisition. In April 2004, we completed our move from our two buildings we own in Sunnyvale, California to our new leased headquarters in Mountain View, California. As a result of our move and our decision to vacate and sell one of the buildings we own in Sunnyvale, California, we took a charge to write down the net book value of the building that is held for sale to its appraised market value. We took into account the cost to maintain the facility until sold and sales commissions related to the sale of the building when we calculated the charge. In connection with our move into our consolidated headquarters, we also vacated two leased facilities from the Kintana acquisition. We recorded a charge for the remaining lease payments, as well as associated costs to protect and maintain the leased facilities prior to returning these leased facilities to the lessor. These lease agreements expire in September 2004 and December 2005. Due to the short duration of the remaining lease terms, it is not likely that we can sublease the facilities; as such, no sublease income was included in the facilities lease costs calculation. The excess facilities charge also included the write-off of leasehold improvements and the disposal of fixed assets, net of cash proceeds, associated with these facilities.

Non-operating income (expense)

The following table summarizes non-operating income (expense) for the periods indicated (in thousands, except percentages):

	Three Months ended June 30,		Increase/ (Decrease)		Six Months ended June 30,		Increase/ (Decrease)
	2004	2003	in Dollars	in Percentage	2004	2003	in Dollars	in Percentage
Other income (expenses):
Interest income	$9,803	$8,968	$835	9%	$19,063	$17,735	$1,328	7%
Interest expense	(4,811)	(4,921)	110	(2)%	(9,622)	(9,921)	299	(3)%
Other expense, net	(1,640)	(1,606)	(34)	2%	(2,845)	(3,046)	201	(7)%

Total other expenses, net	$3,352	$2,441	$911	37%	$6,596	$4,768	$1,828	38%

Percentage of total revenues	2%	2%			2%	3%

Interest income

The increase in interest income for the three and six months ended June 30, 2004 was attributable to interest earned on higher cash, cash equivalents, and investment balances in the first and second quarters of 2004 compared to the same quarters in 2003. In April 2003, we raised additional funds of $488.1 million, net of issuance costs of $11.9 million, from the issuance of Zero Coupon Convertible Notes (2003 Notes). Cash, cash equivalents, and investments were $1,390.3 million and $1,241.7 million at June 30, 2004 and 2003, respectively.

Interest expense

Interest expense for the three and six months ended June 30, 2004 and 2003 primarily consisted of interest expense associated with the interest rate swap and the Convertible Subordinated Notes (2000 Notes) we issued in July 2000.

In 2002, we entered into an interest rate swap arrangement with Goldman Sachs Capital Markets, L.P. The interest rate swap is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) with respect to $300.0 million of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The interest rate swap qualifies for hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities and the related amendment.

Also, see Notes 7 and 14 to the condensed consolidated financial statements for additional information regarding our 2000 Notes and the related interest rate swap activities.

Other expense, net

Other expense, net primarily consists of net gain or loss on investments in non-consolidated companies and a warrant, amortization of debt issuance costs associated with the issuance of our 2003 Notes and 2000 Notes, and currency gains or losses. For the three months ended June 30, 2004, the increase in other expense, net was primarily attributable to an increase in currency losses of $1.0 million and amortization of debt issuance costs related to our 2003 Notes of $0.2 million. The increase was partially offset by a reduction in loss on investments in privately held companies and a private equity fund of $0.8 million, an unrealized gain on the change in fair value of the Motive warrant of $0.1 million, and realized gain on the sale of available-for-sale marketable equity securities of $0.3 million. For the six months ended June 30, 2004, the increase in other expense, net was primarily attributable to an increase in currency losses of $0.4 million and amortization of debt issuance costs related to our 2003 Notes of $0.7 million. The increase was partially offset by a reduction in loss on investments in privately held companies and a private equity fund of $0.8 million, an unrealized gain on the change in fair value of the Motive warrant of $0.4 million, and realized gain on the sale of available-for-sale marketable equity securities of $0.3 million.

The fair value of the Motive warrant was calculated by using the Black-Scholes option-pricing model, which requires subjective assumptions such as the expected stock price volatility of the company. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. A decline in the U.S. stock market and the market price of Motive’s common stock could contribute to volatility in our reported results of operations. In calculating the loss on our investments in privately held companies and private equity funds, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors.

Also, see Notes 7 and 14 to the condensed consolidated financial statements for additional information regarding our 2000 and 2003 Notes and the related interest rate swap activities.

Provision for income taxes

Historically, our operations resulted in a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire at various dates through 2013. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. The effective tax rates for the three and six months ended June 30, 2004 and 2003 differ from statutory tax rates principally because of our participation in taxation programs in Israel. We intend to continue to increase our investment in our Israeli operations consistent with our overall tax strategy. Other factors that cause the effective tax rate and statutory tax rates to differ include the treatment of charges for amortization of intangible assets, stock-based compensation, and in-process research and development. U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings for certain non-U.S. subsidiaries. We intend to invest these earnings indefinitely in operations outside the U.S.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we have recorded a current tax payable and a prepaid tax asset in the amount of $25.5 million, which will be amortized to income tax expense over eight years, which approximates the period over which the expected benefit is expected to be realized. We intend to migrate the economic ownership of the technology acquired from Performant and Kintana to our Israeli subsidiary in 2004, which may lead to a temporary increase in our effective tax rate. At June 30, 2004 and December 31, 2003, we had a prepaid tax asset of $17.5 million and $19.1 million, respectively.

Liquidity and Capital Resources

At June 30, 2004, our principal source of liquidity consisted of $1,390.3 million of cash and investments, compared to $1,233.7 million at December 31, 2003. The June 30, 2004 balance included $167.7 million of short-term, and $648.6 million of long-term investments in high quality financial, government, and corporate securities. During the six months ended June 30, 2004, we generated $103.1 million of cash from operating activities, compared to $91.4 million during the six months ended June 30, 2003. The increase in cash from operations during the six months ended June 30, 2004, compared to the six months ended June 30, 2003 was primarily due to an overall growth in our business.

During the six months ended June 30, 2004, cash proceeds from investing activities consisted of the sale of vacant facilities and assets of $2.6 million, sale of available-for-sale marketable equity securities of $1.7 million, and return on investment in one of the privately held companies of $1.5 million. Cash used for investing activities during the six months ended June 30, 2004 primarily consisted of net purchases of investments of $131.7 million, acquisition of property and equipment of $19.3 million, and an additional investment in a private equity fund of $1.5 million. Cash used in the acquisition of property and equipment in the first and second quarters of 2004 was primarily attributable to leasehold improvements and IT infrastructure for our new headquarters in Mountain View, California and new foreign offices. Cash was also used to purchase land in Israel in February 2004 for $2.2 million.

During the six months ended June 30, 2004, our primary financing activities consisted of cash proceeds of $66.9 million from common stock issued under our employee stock option and stock purchase plans.

In June 2003, we entered into a non-exclusive agreement (amended in February 2004) to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out, or other transfer of all or substantially all of the business, stock, or assets to which the agreement relates. The licensed technology will be combined with our other existing Mercury products, which should be generally available in the latter half of 2004. The agreement is in effect until December 31, 2006 with a right to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. Under the original agreement, we had committed to royalty payments totaling $15.0 million, of which $8.0 million had been paid as of December 31, 2003. In accordance with the addendum, the remaining royalty balance of $7.0 million was accelerated and was paid in February 2004. We recorded such payments as prepaid royalties.

At June 30, 2004, we have committed to make additional capital contributions to a private equity fund totaling $7.1 million.

At June 30, 2004, we had four irrevocable letter of credit agreements totaling $1.4 million with Wells Fargo & Company (Wells Fargo). Wells Fargo is a related party to us as one of the members of Board of Directors is an executive officer of Wells Fargo. Two of the agreements are related to facility lease agreements assumed by us in conjunction with the acquisition of Kintana in 2003. One of the agreements has an automatic annual renewal provision under which the expiration date cannot be extended beyond March 1, 2006 and the other agreement expires in September 2004. The third agreement is related to a facility lease agreement assumed by us in conjunction with the acquisition of Freshwater in 2001. This agreement has an automatic annual renewal provision under which the expiration dates cannot be extended beyond August 31, 2006. The fourth agreement is related to the facility lease agreement for our new headquarters in Mountain View, California and this agreement automatically renews annually after January 1, 2005 unless we provide a termination notice to Wells Fargo. At June 30, 2004, no amounts had been drawn on the letters of credit.

We lease facilities for sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire through 2015. Certain of these leases contain renewal options. In addition, we lease certain equipment under various lease agreements with lease terms ranging from month-to-month up to one year. On October 21, 2003, we entered into a lease agreement for our new headquarters facility. The lease began on January 1, 2004 and expires on February 20, 2014. In April 2004, we moved from the two Kintana facilities to our new headquarters in Mountain View, California. Future lease payments associated with these two facilities are included in the following table.

Future payments due under debt, lease, and royalty agreements at June 30, 2004 are as follows (in thousands):

	Zero Coupon Senior Convertible Notes due 2008 (2003 Notes)	4.75% Convertible Subordinated Notes due 2007 (2000 Notes) (a)	Non- Cancelable Operating Leases	Royalty Agreements	Total
2004 (remainder of year)	$—	$—	$9,074	$1,223	$10,297
2005	—	—	15,901	210	16,111
2006	—	—	10,729	210	10,939
2007	—	300,000	7,856	210	308,066
2008	500,000	—	5,807	160	505,967
Thereafter	—	—	25,027	100	25,127

Total	$500,000	$300,000	$74,394	$2,113	$876,507

(a)	Assuming we do not retire additional 2000 Notes during 2004 and interest rates stay constant, we will make interest payments net of our interest rate swap of approximately $3.3 million during the remainder of 2004, approximately $6.6 million in 2005 and 2006, and approximately $3.3 million during 2007. The face value of our 2000 Notes differs from our book value. See Note 7 to the condensed consolidated financial statements for a full description of our long-term debt activities and related accounting policy.

In July 2000, we issued $500.0 million in Convertible Subordinated Notes due on July 1, 2007. The 2000 Notes bear interest at a rate of 4.75% per annum and are payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. The entire outstanding principal amount of the 2000 Notes will become due and payable at maturity. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by us in any such redemption. We did not redeem any portion of the 2000 Notes at June 30, 2004. From December 2001 through June 30, 2002, we retired $200.0 million face value of the 2000 Notes. The face value of the 2000 Notes was $300.0 million at June 30, 2004 and December 31, 2003.

In 2002, we entered into an interest rate swap arrangement of $300.0 million, with a maturity date of July 2007, to hedge the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of our 2000 Notes. The value of the interest rate swap is determined using various inputs, including forward interest rates, and time to maturity. Our interest rate swap was recorded as an asset in our consolidated balance sheets as of June 30, 2004 and December 31, 2003, but it has decreased in value over the past six months. If market changes continue to negatively impact the value of the swap, the swap may become a liability in our consolidated balance sheet. In the event we chose to terminate the swap before maturity, and the swap value was unfavorable, we would be obligated to pay to our counterparty in cash, the market value of the swap at termination date. Also, see Notes 7 and 14 to the condensed consolidated financial statements for additional information regarding our 2000 and 2003 Notes and the related interest rate swap activities.

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

As of June 30, 2004, we did not have any purchase commitments other than obligations incurred in the normal course of business. These amounts are accrued when services or goods are received.

For the six months ended June 30, 2004 and 2003, our source of funding was mainly from cash generated by our operations. Since our operating results may fluctuate significantly, a decrease in customer demand or a decrease in the acceptance of our future products and services may impact our ability to generate positive cash flow from operations.

We continue to derive a significant portion of our overall business growth through the growth of our application management product offerings which are primarily offered on a subscription basis. The shift in the mix of license types does not impact our collections cycle as we typically invoice the customers up front for the full license amount and cash is generally received within 30-60 days from the invoice date in the U.S., APAC, and Japan (slightly longer in EMEA). Our quarterly operating results are affected by the mix of license types entered into in connection with the sale of products. As revenue associated with our subscription licenses is generally recognized ratably over the term of the license, the shift in mix will also result in deferred revenue becoming a larger component of our cash provided by operations. We believe that the shift to a subscription revenue model will continue in the future as we have continued to expand the number of offerings structured as subscription based contracts. Further, generally, if a perpetual license is sold at the same time as a subscription based license to the same customer, then the two become bundled together and are recognized over the term of the contract. This shift may cause us to experience a decrease or a lower rate of growth in recognized revenue in a given period, as well as continued growth in deferred revenue. Deferred revenue at June 30, 2004 was $327.3 million compared to $280.6 million at December 31, 2003. The increase included subscription fees of $22.9 million and maintenance fees of $15.2 million. However, we expect the mix of licenses to continue to fluctuate.

In the future, we expect cash will continue to be generated from our operations. We expect to spend additional cash of approximately $4.0 million to $5.0 million on leasehold improvements and IT infrastructure for our new leased campus, and other related costs during the remainder of 2004. Except for cash spent for our new leased campus, we do not expect the level of cash used in investing activities to acquire property and equipment in 2004 to change significantly from 2003. We currently plan to reinvest our cash generated from operations in new short- and long-term investments in high quality financial, government, and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. Cash could be used in the future for acquisitions or strategic investments. For example, we expect to pay approximately $51.5 million in cash, including $0.7 million of direct merger costs to acquire Appilog. Cash could also be used to repurchase additional equity or retire or redeem additional debt. For example, since the inception of our new stock repurchase program through August 6, 2004, cash used to repurchase our common stock under our new stock repurchase program was $109.3 million. There are no transactions, arrangements, or other relationships with non-consolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

Assuming there is no significant change in our business, we believe that our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months.

Subsequent Events

On May 12, 2004, we entered into a definitive agreement to acquire all of the outstanding shares of Appilog and assume all outstanding vested stock options. The acquisition was completed on July 1, 2004. The total purchase price of approximately $61.9 million consists of $50.8 million in cash, $0.7 million in direct merger costs, and $10.4 million related to stock options exchanged. The purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date.

On July 27, 2004, our Board of Directors approved a new program to repurchase up to $400.0 million of our common stock over the next two years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. Since the inception of our new stock repurchase program through August 6, 2004, we have repurchased 3,072,000 shares of our common stock at an average price of $35.59 per share for an aggregate purchase price of $109.3 million.

Our former Vice President of Tax, Uzi Sasson, filed a complaint on August 4, 2004, alleging that we wrongfully terminated his employment. We believe these claims were without merit and intend to vigorously defend the lawsuit.

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

We must make estimates of potential future credits, warranty cost of product and services, and write-off of bad debts related to current period product revenues. We analyze historical returns, historical bad debts, current economic trends, average deal size, changes in customer demand, and acceptance of our products when evaluating the adequacy of the sales reserves. Revenue for the period is reduced to reflect the provision for sales returns. As a percentage of current period revenues, charges against sales reserves were insignificant for the three and six months ended June 30, 2004. Significant management judgments and estimates are made and used in connection with establishing the sales reserve in any accounting period. Material differences may result in the amount and timing of our revenues for any period if we make different judgments or use different estimates. At June 30, 2004 and December 31, 2003, sales reserves were $5.5 million and $6.1 million, respectively.

We are required to make estimates of the future sales commission expense associated with our revenues that will be recognized in future periods. We analyze historical commission rates, composition of the future revenues, and expected timing of revenue recognition of such future amounts. We make significant judgments and estimates in connection with establishing the prepaid commission in any accounting period. Material differences may result in the amount and timing of our sales commission expense for any period if we make different judgments or use different estimates. At June 30, 2004 and December 31, 2003, prepaid commissions were $28.4 million and $23.4 million, respectively.

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

We determine the recoverability of long-lived assets and certain identifiable intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Such estimation process is highly subjective and involves significant management judgment. Determination of impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. In the second quarter of 2004, we recorded an impairment charge of $6.7 million associated with one of the two buildings we own that has been placed for sale. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on long-lived assets and certain intangible assets to reduce the carrying amount of these assets. Net intangible assets and long-lived assets were $110.1 million and $118.3 million at June 30, 2004 and December 31, 2003, respectively.

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

When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure this impairment based on a projected discounted cash flow. We performed an annual impairment review during the fourth quarter in both 2003 and 2002. We did not record an impairment charge based on our reviews. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on goodwill to reduce its carrying amount to its estimated fair value.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. In addition, to the extent that we are unable to continue to reinvest a substantial portion of our profits in our Israeli operations, we may be subject to additional tax rate increases in the future. Our taxes could increase if these tax rate incentives are not renewed upon expiration, tax rates applicable to us are increased, authorities challenge our tax strategy, or our tax strategy is impacted by new laws or rulings.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance for the majority portion of the net operating losses related to the income tax benefits arising from the exercise of employees’ stock options. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Accounting for investments in non-consolidated companies

From time to time, we hold equity investments in publicly traded companies, privately held companies, and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our equity investments for impairment and will record reductions in carrying values if and when necessary. For equity investments in privately held companies and private equity funds, the evaluation process is based on information that we request from these companies and funds. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above fair value, or if a company has completed a financing with new unrelated third party investors based on a valuation significantly lower than the carrying value of our investment and the decline is other-than-temporary, it is our policy to record a loss on investment in our consolidated statement of operations. Estimating the fair value of non-marketable equity investments in technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

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

At June 30, 2004, our equity investments in non-consolidated companies were composed of investments in privately held companies of $4.6 million, a private equity fund of $7.1 million, and a warrant to purchase common stock of Motive of $0.8 million. At June 30, 2004, our total capital contributions to the private equity fund were $7.9 million. We have committed to make additional capital contributions to this private equity fund up to $7.1 million in the future. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments, we cannot assure that we will be able to sell them at a gain or even recover our investment. A decline in the U.S. stock market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the three months ended June 30, 2004, we did not record any losses on our investments in privately held companies nor the private equity fund. Unrealized gain related to a change in the fair value of the Motive warrant was $0.1 million for the three months ended June 30, 2004. For the six months ended June 30, 2004, we recorded a loss of $0.5 million on one of our investments in privately held companies. The loss was partially offset by an unrealized gain of $0.4 million related to a change in fair value of the Motive warrant. For the three months ended June 30, 2003, we recorded a loss of $0.6 million on one of our investments in privately held companies and a loss of $0.2 million on our investment in the private equity fund. For the six months ended June 30, 2003, we recorded a loss of $1.1 million on two of our investments in privately held companies and a loss of $0.2 million on our investment in the private equity fund.

The warrant is treated as a derivative instrument due to a net settlement provision. The warrant is recorded at its fair value on each reporting period. We calculate the fair value of the warrant using the Black-Scholes option-pricing model. The option-pricing model requires the input of highly subjective assumption such as the expected stock price volatility. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. A decline in the U.S. stock market and the market price of Motive’s common stock could contribute to volatility in our reported results of operations.

Accounting for stock options

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, and with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. No stock-based compensation has been recorded for stock options granted to our employees because we have granted stock options to our employees equal to the market price of the underlying stock on the date of grant. In accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, we account for the fair value of stock options assumed in a purchase business combination at the date of acquisition at their fair value calculated using the Black-Scholes option-pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the stock options.

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

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft on proposed standard for the accounting of stock options. The proposed standard requires public companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. The fair value based models that companies are allowed to use could be different from the Black-Scholes option-pricing model, which is currently used by us to calculate the pro forma effect on net income and earnings per share if we had applied SFAS No. 123 to employee option grants. (See Note 1 to our condensed consolidated financial statements for the disclosure of the pro forma net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2004 and 2003, if we had applied SFAS No. 123.) However, the actual impact to our results of operations upon adoption of the proposed standard could be materially different from the pro forma information included in Note 1 to our condensed consolidated financial statements due to differences in the option-pricing model used, estimates and assumptions required, and options to be included in the calculation upon adoption. The fair value based models require the input of highly subjective assumptions and do not necessarily provide a reliable single measure of the fair value of our stock options. We closely monitor the status of this proposed standard and will evaluate the impact on our financial position and results of operations at such time when the final standard is issued.

Estimating forward contract terms

To mitigate our exposure on foreign currencies fluctuations, we enter into forward contracts to manage foreign currency exposures related to certain foreign currency denominated intercompany balances attributable to subsidiaries and foreign offices in the Americas, EMEA, APAC, and Japan against fluctuations in exchange rates. We have not entered into forward contracts for speculative or trading purposes. We enter into forward contracts based on our estimation of when revenue will be earned and cash will be collected. If the timing between when revenue is earned and cash is collected is different from our estimates, we will recognize gains or losses on forward contracts as a result of our hedging ineffectiveness. Based on any gains and losses our financial position and results of operations may be significantly impacted.

Recent accounting pronouncement

In November 2003, the EITF reached a consensus on disclosure guidance previously discussed under EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during the year ended December 31, 2003.

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01. The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. We do not believe that the consensus on the recognition and measurement guidance will have an impact on our results of operations.

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

To maintain our competitive position, we must continue to enhance our existing products, including our software products and services for our application management and application delivery, and IT governance solutions. We must also continue to develop new products and services, functionality, and technology that address the increasingly sophisticated and varied needs of our customers and prospective customers. The development of new products and services, and enhancement of existing products and services, entail significant technical and business risks and require substantial lead-time and significant investments in product development. In addition, many of the markets in which we operate are seasonal. If we fail to anticipate new technology developments, customer requirements, or industry standards, or if we are unable to develop new products and services that adequately address these new developments, requirements, and standards in a timely manner, our products and services may become obsolete, our ability to compete may be impaired, our revenue could decline, and our operating results may suffer.

We expect our quarterly revenue and operating results to fluctuate, and it is difficult to predict our future revenue and operating results. Our revenue and operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

•	fluctuations in demand for, and sales of, our products and services;

•	fluctuations in the number of large orders in a quarter, including changes in the length of term and subscription licenses;

•	changes in the mix of perpetual, term, or subscription licenses sold in a quarter;

•	changes in the mix of products or services sold in a quarter;

•	our success in developing and introducing new products and services and the timing of new product and service introductions;

•	our ability to introduce enhancements to our existing products and services in a timely manner;

•	changes in economic conditions affecting our customers or our industry;

•	uncertainties related to the integration of products, services, employees, and operations of acquired companies;

•	the introduction of new or enhanced products and services by our competitors and changes in the pricing policies of these competitors;

•	the discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business;

•	deferrals by our customers of orders in anticipation of new products or services or product enhancements; and

•	the mix of our domestic and international sales, together with fluctuations in foreign currency exchange rates.

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

We have experienced seasonality in our orders and revenues which may result in seasonality in our earnings. The fourth quarter of the year typically has the highest orders and revenues for the year and higher orders and revenues than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers being typically higher in the third and fourth quarters, from our application management business being typically strongest in the fourth quarter and weakest in the first quarter, however, and to a lesser extent, from the structure of our sales commission program. In addition, the tendency of some of our customers to wait until the end of a fiscal quarter to finalize orders has resulted in higher order volumes towards the end of the quarter. We expect this seasonality to continue in the future. In the first quarter of 2004, we experienced higher orders and revenues than the fourth quarter of 2003. We do not believe that these results are indicative of a shift in the future seasonality trends that we have typically experienced in the past.

Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. If our operating results are below the expectations of investors or securities analysts, the trading prices of our securities could decline.

Our revenue targets are dependent on a projected mix of orders in a particular quarter and any failure to achieve revenue targets because of a shift in the mix of orders could adversely affect our quarterly revenue and operating results. Our license revenue in any given quarter is dependent upon the volume of perpetual orders shipped during the quarter and the amount of subscription revenue amortized from deferred revenue and, to a small degree, the amount recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and subscription licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). In addition, if we achieve the target license mix but the overall level of orders is below the target level, then we will not meet our revenue targets which will adversely affect our operating results. In 2002, we began to effect a change in the mix of software license types to a higher percentage of subscription licenses in our application management and application delivery products. We believe that this shift will continue in the future as we offer more products on a subscription basis and more of our customers license our products a subscription basis. Further, generally, if a perpetual license is sold at the same time as a subscription based license to the same customer, then the two become bundled together and are recognized over the term of the contract. This shift may cause us to experience a decrease in recognized revenue in a given period, as well as continued growth of deferred revenue. In addition, while subscription licenses represent a potential source of renewable license revenue, there is also the risk that customers will not renew their licenses at the end of a term.

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

In the market for application delivery solutions, our principal competitors include Compuware, Empirix, IBM Software Group, and Segue Software. In the new and rapidly changing market for application management solutions, our principal competitors include established providers of systems, storage, and network management software such as BMC Software, Computer Associates, HP OpenView (a division of Hewlett-Packard), Tivoli (a division of IBM), and Veritas, and providers of managed services such as Keynote Systems. Additionally, we face potential competition in this market from existing providers of application delivery solutions such as Segue Software and Compuware. In the market for IT governance solutions, our principal competitors include enterprise application vendors such as SAP, PeopleSoft, Oracle, Lawson, and Changepoint (which was recently acquired by Compuware), as well as point tool vendors such as Niku and Primavera.

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

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed. Our ability to successfully implement our business plan and comply with regulations, including Sarbanes-Oxley Act of 2002, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

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

Our international sales and operations subject us to risks that can adversely affect our revenue and operating results. International sales have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, international sales were 38% and 37% for the three and six months ended June 30, 2004, respectively, and 37% for both the three and six months ended June 30, 2003. We face risks associated with our international operations, including:

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

Other factors that could increase our effective tax rate include the effect of changing economic conditions, business opportunities, and changes in tax laws and rulings. We have in the past and may continue in the future to retire amounts outstanding under our 2000 Notes. To the extent that these repurchases are completed below the par value of the 2000 Notes, we may generate a taxable gain from these repurchases. These gains may result in an increase in our effective tax rate. Merger and acquisition activities, if any, could result in nondeductible expenses, which may increase our effective tax rate. In addition, we intend to migrate the economic ownership of the technology acquired from Performant and Kintana to our Israeli subsidiary in 2004, which may lead to a temporary increase in our effective tax rate.

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

Acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, or divert the attention of our management and may result in financial results that are different than expected. In July 2004, we acquired Appilog, Inc. In August 2003, we acquired Kintana. In addition, in May 2003, we completed our acquisition of Performant and in May 2001, we acquired Freshwater Software. In the event of any future acquisitions, we could:

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

In addition, for purchase acquisitions completed to date, the development of these technologies remains a significant risk due to the remaining efforts to achieve technical feasibility, changing customer markets, and uncertainty of new product standards. Efforts to develop these acquired technologies into commercially viable products consist of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

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

If we are required to account for stock options under our employee stock plans as a compensation expense, our net income and our earnings per share would be significantly reduced or may reflect a loss. There has been an increasing public debate about the proper accounting treatment for equity-based compensation, such as employee stock options and employee stock purchase plan shares, and whether they should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standards Board issued an exposure draft on a proposed standard for the accounting of stock options. The proposed standard requires public companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. If we elected or were required to record an expense for our employee stock plans using the fair value based method, we would be required to recognize significant stock-based compensation charges. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing model and disclose the pro forma impact on net income (loss) and net income (loss) per share in Note 1 to our condensed consolidated financial statements for the three and six months ended June 30, 2004 and 2003. Although we are not currently required to record any stock-based compensation expense using the fair value based model in connection with employee option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future accounting standards will require us to treat all stock-based compensation as a compensation expense in our consolidated statements of operations using the fair value based method.

Investments may become impaired and require us to take a charge against earnings. At June 30, 2004, our equity investments in non-consolidated companies were composed of investments in privately held companies of $4.6 million, a private equity fund of $7.1 million, and a warrant to purchase common stock of Motive of $0.8 million. At June 30, 2004, our total capital contributions to this private equity fund were $7.9 million. We have committed to make additional capital contributions to this private equity fund up to $7.1 million in the future. We may be required to incur charges for the impairment of value of our investments. For example, for the three months ended June 30, 2004, we did not record any losses on our investments in private companies nor the private equity fund. For the six months ended June 30, 2004, we recorded a loss of $0.5 million on one of our investments in privately held companies. Unrealized gain related to a change in fair value of the Motive warrant was $0.1 million and $0.4 million for the three and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2003, we recorded a loss of $0.6 million and $1.1 million on our investments in privately held companies, respectively, and a loss of $0.2 million on our investment in the private equity fund for both periods. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors. We closely monitor the financial health of the private companies in which we hold minority equity investments. We may continue to make investments in other companies. If we determine in accordance with our standard accounting policies that an impairment has occurred, then additional losses would be recorded.

The Motive warrant is treated as a derivative instrument due to a net settlement provision. The warrant is recorded at its fair value on each reporting date by using the Black-Scholes option-pricing model. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. Estimating the fair value of the warrant requires management judgment and may have an impact on our financial positions and results of operations.

If we fail to adequately protect our proprietary rights and intellectual property, we may lose a valuable asset, experience reduced revenue, and incur costly litigation to protect our rights. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret, and contractual restrictions (including confidentiality provisions and licensing arrangements) to establish and protect our proprietary rights in our products and services. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and services and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfers, and disclosures of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the U.S. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our products and proprietary information will increase. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. In addition, we are not significantly dependent on any of our patents as we do not generally license our patents to other companies and do not receive any revenue as a direct result of our patents.

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

Leverage and debt service obligations for $800.0 million in outstanding Notes may adversely affect our cash flow. On April 29, 2003, we issued our 2003 Notes, with a principal amount of $500.0 million, in a private placement, and in July 2000, we completed the offering of the 2000 Notes with a principal amount of $500.0 million. From December 2001 through June 30, 2004, we retired $200.0 million face value of our 2000 Notes. We continue to carry a substantial amount of outstanding indebtedness, primarily the 2000 Notes and the 2003 Notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, and other amounts in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

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

In addition, the 2003 Notes would be included in our diluted net income per share calculation if our common stock price reaches a specified threshold or if specified corporate transactions have occurred and if we elect to settle in stock instead of cash. In this case, 9,673,050 shares would be included in the diluted weighted average common shares and equivalents. In June 2004, the Emerging Issues Task Force issued a draft on Statement No. 04-08, Accounting Issues Related to Certain Features of Contingently Debt and the Effect on Diluted Earnings per Share, to address the threshold question of whether a market price contingency needs to be substantive for the dilutive effect of contingently convertible debt to be excluded from diluted earnings per share. If the proposed accounting standard is finalized and the conversion feature of our 2003 Notes is determined to be nonsubstantive, we will be required to include 9,673,050 shares in the diluted weighted average common shares and equivalents to calculate our diluted net income per share in the future periods, as required, by the proposed accounting standard.

Finally, our newly approved stock repurchase program approved by the Board of Directors on July 27, 2004, pursuant to which we may repurchase up to $400.0 million of our common stock may leave us with less cash to repay our 2000 Notes and 2003 Notes.

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

The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended July 30, 2004, the closing sale prices of our common stock as reported on the NASDAQ National Market ranged from a high of $54.00 to a low of $35.07. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and the trading prices of our securities could decline as a result. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high-technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of software or internet software companies could depress our stock price regardless of our operating results. Because the 2000 Notes and 2003 Notes are convertible into shares of our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of these Notes. Holders who receive common stock upon conversion also will be subject to the risk of volatility and depressed prices of our common stock. In addition, the existence of these Notes may encourage short selling in our common stock by market participants because the conversion of these Notes could depress the price of our common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market rate risk includes risk of change in interest rate, foreign exchange rate fluctuations, and loss in equity investments.

Interest Rate Risk:

We mitigate market risk associated with our investments by placing our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our debt securities investments as “held to maturity.” Marketable equity securities are classified as available-for-sale short-term investments. At June 30, 2004, we did not hold any marketable equity securities. At June 30, 2004, $574.0 million, or 41% of our cash, cash equivalents, and investment portfolio have original maturities of less than 90 days, and an additional $167.7 million, or 12% carried original maturities of less than one year. All investments mature, by policy, in less than three years. Information about our investment portfolio in debt securities is presented in the table below, which states notional amounts and related weighted-average interest rates. Amounts represent maturities from the reporting date to the dates shown below for each twelve-month periods (in thousands):

	June 30,			Total	Fair Value
	2005	2006	2007
Investments maturing within 30 days at June 30, 2004:
Fixed rate	$316,159	$—	$—	$316,159	$316,161
Weighted average rate	1.36%	—	—	1.36%	—
Investments maturing 30 days after June 30, 2004:
Fixed rate	$309,990	$159,926	$488,702	$958,618	$955,072
Weighted average rate	1.67%	2.30%	2.40%	2.15%	—

Total investments	$626,149	$159,926	$488,702	$1,274,777	$1,271,233

Weighted average rate	1.54%	2.30%	2.40%	1.97%	—

Our long-term investments include $604.4 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

The fair value of our 2000 Notes fluctuates based upon changes in the price of our common stock, changes in interest rates, and changes in our creditworthiness. The fair market value of our 2000 Notes at June 30, 2004 was $297.0 million while the face value and book value was $300.0 million and $304.8 million, respectively. To mitigate the risk of fluctuation in the fair value of our 2000 Notes, we entered into an interest rate swap arrangement. The fair value of our 2003 Notes fluctuates based upon changes in the price of our common stock and changes in our creditworthiness. The fair market value of the 2003 Notes at June 30, 2004 was $556.9 million while the face value and the book value was $500.0 million. See Note 7 to the condensed consolidated financial statements for transactions regarding our 2000 and 2003 Notes.

In November 2002, we merged our January and February 2002 interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) into a single interest rate swap with GSCM to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap of $300.0 million, with a maturity date of July 2007, is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on our 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR throughout the life of our 2000 Notes. The interest rate swap creates a market exposure to changes in the LIBOR. If the LIBOR increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. The value of the interest rate swap is determined using various inputs, including forward interest rates, and time to maturity. Our interest rate swap was recorded as an asset in our consolidated balance sheets as of June 30, 2004 and December 31, 2003, but it has decreased in value over the past six months. If market changes continue to negatively impact the value of the swap, the swap may become a liability in our consolidated balance sheet. In the event we chose to terminate the swap before maturity, and the swap value was unfavorable, we would be obligated to pay to our counterparty in cash, the market value of the swap at termination date. According to the terms of the swap, we are required to provide initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We accounted for the initial collateral and any additional collateral as restricted cash on our consolidated balance sheets. If the price of our common stock exceeds the original conversion or redemption price of the 2000 Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the 2000 Notes. If we call the 2000 Notes at a premium (in whole or in part), or if any of the holders of the 2000 Notes elected to convert the 2000 Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted our 2000 Notes.

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

Foreign exchange rate risk

A portion of our business is conducted in currencies other than the U.S. dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenue. We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency denominated intercompany balances attributable to subsidiaries and foreign offices in the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific (APAC); and Japan. The Americas includes Brazil, Canada, Mexico, and the United States of America. EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. We had outstanding forward contracts with notional amounts totaling $22.0 million and $31.5 million at June 30, 2004 and December 31, 2003, respectively. The forward contracts in effect at June 30, 2004 mature on July 30, 2004 and were hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Korean Won, Norwegian Kroner, Singapore Dollar, South African Rand, and Swiss Franc.

We also utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Canadian Dollar, Hong Kong Dollar, Israeli Shekel, and Singapore Dollar. We had outstanding forward contracts with notional amounts totaling $20.9 million and $42.6 million at June 30, 2004 and December 31, 2003, respectively.

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

Investment risk

From time to time, we have equity investments in public companies, privately held companies, and private equity funds for business and strategic purposes. At June 30, 2004, our investments in privately held companies and a private equity fund were $4.6 million and $7.1 million, respectively. Through June 30, 2004, we have made capital contributions to the private equity fund totaling $7.9 million and we have committed to pay up to $7.1 million in the future.

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

For the three months ended June 30, 2004, we did not record any losses on our investments in privately held companies nor the private equity fund. For the six months ended June 30, 2004, we recorded a loss of $0.5 million on one of our investments in privately held companies. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors.

In addition, we have a warrant to purchase common stock of Motive, Inc. The warrant is treated as a derivative instrument due to a net settlement provision. The Motive warrant is marked to market at each reporting date using the Black-Scholes option-pricing model. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. Any significant fluctuations in the common stock price of Motive may have an impact on our financial positions and results of operations. The fair value of the warrant was $0.8 million and $0.4 million as of June 30, 2004 and December 31, 2003, respectively.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within these entities.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the period covered by this quarterly report, or to our knowledge in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 4. Submission of Matters to a Vote of Stockholders

(a)	The 2004 Annual Meeting of the Stockholders (“the Meeting”) of Mercury Interactive Corporation was held at the Four Seasons New York, 57 East 57th Street, New York, New York 10022 at 10:00 a.m., Eastern Time, on Wednesday, May 19, 2004.

(b)	At the Meeting, the following six persons were elected to the Company’s Board of Directors, constituting all members of the Board of Directors.

Nominee	For	Withheld
Amnon Landan	76,403,725	2,881,219
Igal Kohavi	74,826,916	4,458,028
Clyde Ostler	67,124,780	12,160,164
Yair Shamir	70,929,770	8,355,174
Giora Yaron	71,235,862	8,049,082
Anthony Zingale	66,573,773	12,711,171
(c)	The following additional proposals were considered at the Meeting with their results according to the respective vote of the stockholders:

PROPOSAL 2—Ratify and approve an amendment to Mercury’s Restated Certificate of Incorporation to increase the authorized number of shares of Mercury common stock to 560,000,000 shares.

For	Against	Abstentions (1)	Broker Non- Votes (1)
56,812,268	22,055,893	416,783	0

PROPOSAL 3—Ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2004.

For	Against	Abstentions (1)	Broker Non- Votes (1)
78,230,660	666,587	387,697	0

(1)	Both abstentions and broker non-votes are counted as present for the purpose of determining the presence of a quorum. Broker non-votes occur when shares held by a broker on behalf of a beneficial owner are not voted with respect to a particular proposal, which generally occurs when the broker has not received voting instructions from the beneficial owner and lacks the discretionary authority to vote the shares itself.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Agreement and Plan of Merger dated as of May 12, 2004 among Appilog, Inc., Appilog Logview Ltd., Mercury Interactive Corporation, Alaska Merger Corporation and Amnon Shoham as Stockholders’ Representative
2.2	Amendment No. 1 dated as of June 24, 2004 to the Agreement and Plan of Merger dated as of May 12, 2004 among Appilog, Inc., Appilog Logview Ltd., Mercury Interactive Corporation, Alaska Merger Corporation and Amnon Shoham as Stockholders’ Representative
3.1	Certificate of Amendment of Restated Certificate of Incorporation
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed or furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

•	Current Report on Form 8-K dated April 22, 2004, announcing financial results for the quarter ended March 31, 2004 and attached a press release related thereto.

•	Current Report on Form 8-K dated May 12, 2004, announcing the signing of a definitive agreement to acquire Appilog, Inc. and attached a press release related thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY INTERACTIVE CORPORATION (Registrant)

Dated: August 9, 2004

By:	/s/ Douglas P. Smith
Douglas P. Smith, Executive Vice President and Chief Financial Officer Principal Financial Officer

By:	/s/ Bryan J. LeBlanc
Bryan J. LeBlanc, Vice President, Finance and Operations Principal Accounting Officer