Form 10-Q
period 2004-09-30
MERCURY INTERACTIVE CORP
filed 2004-11-09
CIK 867058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

The number of shares of Registrant’s Common Stock outstanding as of November 4, 2004 was 84,421,940.

MERCURY INTERACTIVE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$300,644	$549,278
Short-term investments	175,359	157,082
Trade accounts receivable, net of sales reserve of $6,887 and $6,117, respectively	145,689	142,908
Prepaid expenses and other assets	76,599	64,485

Total current assets	698,291	913,753

Long-term investments	582,921	527,348
Property and equipment, net	73,351	73,203
Investments in non-consolidated companies	12,762	13,928
Debt issuance costs, net	12,185	14,965
Goodwill	399,610	347,616
Intangible assets, net	42,363	45,126
Restricted cash	6,000	6,000
Interest rate swap	8,203	11,557
Other assets	19,287	17,456

Total assets	$1,854,973	$1,970,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,639	$17,584
Accrued liabilities	97,397	96,637
Deferred tax liabilities, net	28,211	28,367
Income taxes payable	44,574	35,404
Short-term deferred revenue	260,370	212,716

Total current liabilities	445,191	390,708
Convertible notes	807,871	811,159
Long-term deferred revenue	86,250	67,909
Other long-term payables, net	2,534	807

Total liabilities	1,341,846	1,270,583

Commitments and contingencies (Note 8 and 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	187	181
Additional paid-in capital	560,400	468,150
Treasury stock	(348,268)	(16,082)
Notes receivable from issuance of common stock	(4,636)	(6,580)
Unearned stock-based compensation	(759)	(1,533)
Accumulated other comprehensive loss	(5,811)	(6,219)
Retained earnings	312,014	262,452

Total stockholders’ equity	513,127	700,369

Total liabilities and stockholders’ equity	$1,854,973	$1,970,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
License fees	$58,894	$47,208	$176,409	$139,998
Subscription fees	38,433	26,601	108,968	68,362

Total product revenues	97,327	73,809	285,377	208,360
Maintenance fees	49,148	41,210	144,180	115,540
Professional service fees	18,936	11,037	51,707	30,597

Total revenues	165,411	126,056	481,264	354,497

Costs and expenses:
Cost of license and subscription	9,943	7,669	29,645	20,976
Cost of maintenance	3,996	3,086	11,540	8,594
Cost of professional services (excluding stock-based compensation)	15,743	9,940	44,141	24,020
Marketing and selling (excluding stock-based compensation)	74,921	57,431	225,132	165,922
Research and development (excluding stock-based compensation)	18,617	14,459	53,666	39,168
General and administrative (excluding stock-based compensation)	14,931	9,818	39,200	28,640
Stock-based compensation*	185	299	577	683
Acquisition-related charges	900	10,688	900	11,968
Integration and other related charges	985	1,380	3,095	2,297
Amortization of intangible assets	3,979	2,367	11,663	3,524
Excess facilities charge	—	16,882	9,178	16,882

Total costs and expenses	144,200	134,019	428,737	322,674

Income (loss) from operations	21,211	(7,963)	52,527	31,823
Interest income	9,703	9,269	28,766	27,004
Interest expense	(5,175)	(4,805)	(14,797)	(14,726)
Other expense, net	(1,853)	(1,509)	(4,698)	(4,555)

Income (loss) before provision for income taxes	23,886	(5,008)	61,798	39,546
Provision for income taxes	4,843	1,656	12,236	11,131

Net income (loss)	$19,043	$(6,664)	$49,562	$28,415

Net income (loss) per share (basic)	$0.22	$(0.08)	$0.55	$0.33

Net income (loss) per share (diluted)	$0.21	$(0.08)	$0.52	$0.31

Weighted average common shares (basic)	87,908	87,705	90,593	86,125

Weighted average common shares and equivalents (diluted)	91,541	87,705	95,854	91,320

* Stock-based compensation:
Cost of professional services	$24	$13	$86	$20
Marketing and selling	88	216	259	427
Research and development	67	68	216	208
General and administrative	6	2	16	28

	$185	$299	$577	$683

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$49,562	$28,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,446	12,527
Sales reserve	1,124	360
Unrealized (gain) loss on interest rate swap	67	(36)
Amortization of intangible assets	11,663	3,524
Stock-based compensation	577	683
Loss on investments in non-consolidated companies	1,011	1,516
Loss on disposals of assets	368	—
Gain on sale of available-for-sale securities	(336)	—
Unrealized gain on warrant	(482)	(237)
Write-off of in-process research and development	900	11,968
Excess facilities charge	9,178	16,882
Tax benefit from employee stock options	2,388	—
Deferred income taxes	(3,990)	(10,170)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(3,767)	(14,685)
Prepaid expenses and other assets	(7,157)	(11,594)
Accounts payable	(3,864)	(2,690)
Accrued liabilities	(3,492)	(696)
Income taxes payable	9,167	15,949
Deferred revenue	66,075	61,938
Other long-term payables	1,993	—

Net cash provided by operating activities	146,431	113,654

Cash flows from investing activities:
Maturities of investments	934,679	1,504,112
Purchases of investments	(1,008,323)	(1,725,260)
Proceeds from sale of available-for-sale securities	1,696	—
Proceeds from return on investment in non-consolidated company	1,525	—
Purchases of investments in non-consolidated companies	(2,250)	(1,125)
Cash paid in conjunction with the acquisition of Performant, net	—	(22,018)
Cash paid in conjunction with the acquisition of Kintana, net	(163)	(131,392)
Cash paid in conjunction with a technology purchase from Allerez	—	(1,270)
Cash paid in conjunction with the acquisition of Appilog, net	(48,923)	—
Net proceeds from sale of assets and vacant facilities	2,681	—
Acquisition of property and equipment, net	(25,231)	(12,347)

Net cash used in investing activities	(144,309)	(389,300)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	488,132
Proceeds from issuance of common stock under stock option and employee stock purchase plans	79,914	55,404
Purchase of treasury stock	(332,186)	—
Collection of notes receivable from issuance of common stock	1,439	3,755

Net cash provided by (used in) financing activities	(250,833)	547,291

Effect of exchange rate changes on cash	77	632

Net increase (decrease) in cash and cash equivalents	(248,634)	272,277
Cash and cash equivalents at beginning of period	549,278	349,123

Cash and cash equivalents at end of period	$300,644	$621,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—OUR SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Mercury Interactive Corporation and its subsidiaries. We have sales subsidiaries and offices in the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific (APAC); and Japan. The Americas includes Brazil, Canada, Mexico, and the United States of America (U.S.). EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom (U.K.). APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. In addition, research and development activities are primarily conducted in our Israeli subsidiary. All significant intercompany accounts and transactions have been eliminated.

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in our opinion are necessary to fairly state our consolidated financial position, the results of operations, and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 2003, included in the 2003 Form 10-K. The condensed consolidated statements of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for any subsequent periods or for the entire year ending December 31, 2004.

Short-term and long-term investments

We consider all debt securities with remaining maturities of less than one year to be short-term investments and all debt securities with remaining maturities of greater than one year to be long-term investments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have categorized our debt securities as “held to maturity” securities. These debt securities, which all have contractual maturities of less than three years, are carried at amortized cost. Our investment in a publicly traded company was classified as available-for-sale in accordance with SFAS No. 115 and was included as “Short-term investments” in our condensed consolidated balance sheet as of June 30, 2004. Marketable equity securities are classified as available-for-sale and are reported at fair value, based on quoted market prices, with unrealized gains or losses, net of tax, recorded as a component of “Accumulated other comprehensive income or loss” in our consolidated statement of stockholders’ equity. The cost basis of securities sold is based on the specific identification method. We evaluate whether or not any of our marketable equity securities has experienced an other-than-temporary decline in fair value on a regular basis. As part of the evaluation process, we consider factors such as earnings/revenue outlook, operational performance, management/ownership changes, competition, and stock price performance. If we determine that a decline in fair value of a marketable equity security below carrying value is other-than-temporary, it is our policy to record a loss on investment in our consolidated statement of operations and write down the marketable equity security to its fair value. Gains are recognized in our consolidated statement of operations when such gains are realized.

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

Investments in non-consolidated companies

Investments in non-consolidated companies consist of minority equity investments in publicly traded companies, privately-held companies, and private equity funds. We make these investments for business and strategic purposes. These investments are

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. Our investments in publicly traded companies were classified as available-for-sale in accordance with SFAS No. 115 and were included as “Short-term investments” in our consolidated balance sheet. We periodically monitor our investments for impairment and will record reductions in carrying values for investments in privately-held companies and private equity funds, if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above its estimated fair value, or if a company has completed a financing with new third-party investors based on a valuation significantly lower than the carrying value of our investment and the decline is deemed to be other-than-temporary, it is our policy to record a loss on investment in our consolidated statement of operations. In calculating the loss on our investments, we take into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

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

Stock-based compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. No stock-based compensation has been recorded for stock options granted to our employees because we have granted stock options to our employees at fair market value of the underlying stock on the date of grant. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We do not issue stock options to non-employees. For options granted to our non-employee members of the Board of Directors, we accounted for the stock-based compensation using the intrinsic value method under APB 25. In accordance with FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, we value stock options assumed in a purchase business combination at the date of acquisition at their fair value calculated using the Black-Scholes option-pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the stock options. During the third quarter of 2003, we recorded a one-time stock-based compensation charge of $0.1 million as we modified original terms of certain options.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options and stock purchase plans under the fair value based method of SFAS No. 123, as amended by SFAS No. 148. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$19,043	$(6,664)	$49,562	$28,415

Add:
Stock-based employee compensation expense included in reported net income (loss)	185	224	577	608
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,454)	(35,833)	(83,970)	(101,415)

Pro forma net loss	$(7,226)	$(42,273)	$(33,831)	$(72,392)

Net income (loss) per share (basic), as reported	$0.22	$(0.08)	$0.55	$0.33

Net loss per share (basic), pro forma	$(0.08)	$(0.48)	$(0.37)	$(0.84)

Net income (loss) per share (diluted), as reported	$0.21	$(0.08)	$0.52	$0.31

Net loss per share (diluted), pro forma	$(0.08)	$(0.48)	$(0.37)	$(0.84)

We calculate stock-based employee compensation expense under the fair value based method for shares issued pursuant to the 1998 Employee Stock Purchase Plan (ESPP) based upon actual shares issued, except for the period since the most recent purchase in August 2004. We estimate the number of shares issuable under the 1998 ESPP based upon actual contributions made by employees for the period from August 16 through September 30, 2004 and the lower of the fair market value of our common stock on August 16, 2004 or September 30, 2004.

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

The fair value of stock options and shares issued pursuant to the stock option plans and the 1998 ESPP at the grant date were estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions, for the three and nine months ended September 30, 2004 and 2003:

	Stock option plans		ESPP		Stock option plans		ESPP
	Three months ended September 30,				Nine months ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Expected life (years)	4.00	4.00	0.50	0.50	4.00	4.00	0.50	0.50
Risk-free interest rate	3.60%	3.31%	1.76%	1.05%	3.16%	3.04%	1.46%	1.74%
Volatility	79%	88%	79%	88%	83%	89%	81%	89%
Dividend yield	None	None	None	None	None	None	None	None

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. Based upon the above assumptions, the weighted average fair value per share of options granted under the option plans during the three and nine months ended September 30, 2004 was $25.19 and $28.48 respectively. The weighted average fair value per share of options granted under the option plans during the three and nine months ended September 30, 2003 was $24.61 and $22.21, respectively. The weighted average fair value per share of

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

stock purchased under the 1998 ESPP during the three and nine months ended September 30, 2004 was $12.66 and $13.74, respectively. The weighted average fair value per share of stock purchased under the 1998 ESPP during the three and nine months ended September 30, 2003 was $14.31 and $12.42, respectively.

Revenue recognition

Revenue consists of fees for licenses and subscription licenses of our software products, maintenance fees, and professional service fees. We apply the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of software products and services. In addition, we apply the provisions of the EITF Issue No. 00-3, Application of AICPA SOP No. 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, to our managed services software transactions. We also apply EITF Issue No. 01-9, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products to account for transactions related sales incentives.

License revenue consists of license fees charged for the use of our products licensed under perpetual or multiple-year arrangements in which the fair value of the license fee is separately determinable from undelivered items such as maintenance and professional services. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable based on the payment terms associated with the transaction and whether or not collection is probable. If a significant portion of a fee is due after our normal payment terms, which are generally within 30-60 days of the invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue at the earlier of cash collection or as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. For all sales, except those completed over the Internet, we use either a customer order document or a signed license or service agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement.

Subscription revenue, including managed service revenue, represents license fees to use one or more software products, and to receive maintenance support (such as customer support and product updates) for a limited period of time. Since subscription licenses include bundled products and services, which are sold as a combined product offering and for which the fair value of the license fee is not separately determinable from maintenance, both product and service revenue is generally recognized ratably over the term of the subscription. Customers do not pay a set up fee associated with a subscription arrangement. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then the two generally become bundled together and are recognized over the term of the contract.

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

Professional service revenue consists of fees charged for product training and consulting services, which are determinable based upon vendor specific objective evidence of fair value. Professional service revenue is recognized as the professional services are provided.

For arrangements with multiple elements (for example, license and undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to Mercury. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations within an arrangement are based upon renewal rates quoted in contracts, and, in the absence of stated renewal rates, upon separate sales of renewals to other customers. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers. Most of our arrangements involve multiple elements. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, revenue is deferred until the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We derive a portion of our business from sales of our products through our alliance partners, which include value-added resellers and major systems integration firms.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. For the three and nine months ended September 30, 2004, advertising expenses totaled $1.9 million and $5.9 million, respectively. For the three and nine months ended September 30, 2003, advertising expenses totaled $1.3 million and $6.4 million, respectively.

Reclassifications

Certain reclassifications have been made to the December 31, 2003 balances to conform to the September 30, 2004 presentation, namely the netting of deferred tax assets and deferred tax liabilities from the same jurisdiction. Certain reclassifications have been made to the consolidated statements of operations for the three and nine months ended September 30, 2003 to conform to the presentation adopted for the three and nine months ended September 30, 2004. These reclassifications had an immaterial impact on the prior reported balances.

Recent accounting pronouncements

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-1. The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115 and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-1. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

In June 2004, the EITF reached a consensus on EITF Issue No. 02-14, Whether an Investor Should Apply Equity Method of Accounting to Investments Other Than Common Stock. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. EITF Issue No. 02-14 is effective for periods beginning after September 15, 2004. We do not expect the adoption of EITF Issue No. 02-14 to have an impact on our consolidated financial position, results of operations or cash flows.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. In accordance with EITF Issue No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Potential shares should be calculated using the if-converted method or the net share settlement method. EITF Issue No. 04-8 is effective for periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported diluted earnings per share. Upon our adoption of the EITF Issue No. 04-8 in the fourth quarter of 2004, 9,673,050 shares issuable from the conversion of our Zero Coupon Convertible Subordinated Notes due on May 1, 2008 (2003 Notes) will be included in the diluted earnings per share computation, unless these shares are deemed to be anti-dilutive. See Note 7 to the condensed consolidated financial statements for additional information regarding our long-term debt obligations.

NOTE 2—SALES RESERVE

Our license agreements and reseller agreements do not offer our customers or vendors the unilateral right to terminate or cancel the contract and receive a cash refund. In addition, the terms of our license agreements do not offer customers price protection.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We do provide for sales return based upon estimates of potential future credits, warranty cost of product and services, and write-offs of bad debts related to current period product revenues. We analyze historical credits, historical bad debts, current economic trends, average deal size, changes in customer demand, and acceptance of our products when evaluating the adequacy of the sales reserve. Revenues for the period are reduced to reflect the provision for sales returns.

The following table summarizes changes in our sales reserve during the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Sales reserve:
Beginning balance	$5,459	$5,312	$6,117	$7,431
Increase in sales reserve (reduction in revenues)	1,366	1,596	1,124	360
(Write-off) recovery of accounts receivable	55	(919)	(354)	(1,876)
Currency translation adjustments	7	(1)	—	73

Ending balance	$6,887	$5,988	$6,887	$5,988

NOTE 3—CONSOLIDATION OF FACILITIES

On January 30, 2004, we sold two of the four buildings we own in Sunnyvale, California at the then carrying value to a third party for $2.7 million in cash. In April 2004, we completed our move into our new leased headquarters in Mountain View, California. As such, we have placed one of the two remaining buildings we own for sale. As a result of our move and our decision to sell one of these two buildings, we recorded a non-cash charge to write down the net book value of the building that is held for sale to its appraised market value. We took into account the cost to maintain the facility until sold and sales commissions related to the sale of the building when we calculated the charge. Accordingly, we reclassified the building as asset held for sale. The asset held for sale was included in “Prepaid expenses and other assets” in our condensed consolidated balance sheet as of September 30, 2004. In connection with our move into our consolidated headquarters, we also vacated two leased facilities from the Kintana acquisition. In the second quarter of 2004, we recorded a non-cash charge for the remaining lease payments, as well as the associated costs to protect and maintain the leased facilities prior to returning these leased facilities to the lessor. One of these lease agreements expired in September 2004 and the other expires in December 2005. Due to the short duration of the remaining lease terms, it is not likely that we can sublease the facilities; as such, no sublease income was included in the facilities lease costs calculation. We also wrote off leasehold improvements and recorded the disposal of fixed assets, net of cash proceeds, associated with these facilities. The total excess facilities charge recorded in the second quarter of 2004 was $9.2 million.

On October 18, 2004, we entered into an agreement to sell the vacant building we own that had been previously written down to its fair value. We anticipate closing the transaction within the next several months. Providing that we are able to complete the sale by the end of the year, we do not expect to record additional impairment charge on this vacant building we own.

NOTE 4—INVESTMENTS IN NON-CONSOLIDATED COMPANIES

At September 30, 2004, our equity investments in non-consolidated companies were composed of investments in privately-held companies of $4.1 million, a private equity fund of $7.8 million, and a warrant to purchase common stock of Motive, Inc. of $0.9 million. At December 31, 2003, our equity investments in non-consolidated companies were composed of investments in privately-held companies of $7.5 million, a private equity fund of $6.0 million, and the Motive warrant of $0.4 million. Through September 30, 2004, we have made capital contributions to a private equity fund totaling $8.6 million. We have committed to make additional capital contributions up to $6.4 million in the future.

For the three months ended September 30, 2004, we recorded a loss of $0.6 million on one of our investments in privately-held companies. For the nine months ended September 30, 2004, we recorded losses of $0.6 million and $0.5 million on two of our investments in privately-held companies. The losses for the three and nine months ended September 30, 2004 were partially offset by unrealized gains of $0.1 million and $0.5 million, respectively, related to a change in fair value of the Motive warrant. For the three months ended September 30, 2003, we recorded a loss of $0.2 million on one of our investments in privately-held companies. For the

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

nine months ended September 30, 2003, we recorded losses of $0.6 million, $0.5 million and $0.4 million on three of our investments in privately-held companies. The losses on our investments in privately-held companies for the three and nine months ended September 30, 2003 were partially offset by an unrealized gain of $0.2 million related to the initial value of the Motive warrant. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

We calculated the fair value of the Motive warrant using the Black-Scholes option-pricing model with the following inputs: risk-free interest rate of 3.37%, contractual life of 5 years, volatility of 75% and zero dividend rate. We had not exercised the Motive warrant as of September 30, 2004. We believe that the carrying value of our investments in non-consolidated companies approximated their fair value at September 30, 2004 and December 31, 2003.

In February 2004, one of the privately-held companies in which we had an equity investment was acquired by a public company. We received $1.5 million cash and common stock of that company. Cash proceeds received by us were recorded as a return on investment in the privately-held company. The common stock we received from the public company was recorded at the carrying value of our investment in the privately-held company, net of cash received, and was treated as available-for-sale marketable equity securities. Unrealized gains related to the available-for-sale marketable equity securities was included as a component of “Accumulated other comprehensive loss,” until the common stock was sold. On May 7, 2004, we sold the common stock of the public company for $1.7 million in cash, resulting in a realized gain of approximately $0.3 million.

NOTE 5—ACQUISITIONS

Appilog

On July 1, 2004, we completed the acquisition of all capital stock of Appilog, a provider of auto-discovery and application mapping software. Appilog’s advanced technology automatically manages the complex and dynamic dependencies between enterprise applications and their supporting infrastructure. Appilog’s technology, when combined with our application management products, optimizes business results from applications by managing the rapidly changing relationships between users, applications, and complex infrastructures. The value of combining the auto-discovery technology acquired from Appilog with our existing application management products contributed to a purchase price in excess of the fair market value of Appilog’s net tangible and amortizable intangible assets acquired, and as such, we have recorded goodwill associated with the transaction in the amount of $51.8 million. The goodwill is not deductible for tax purpose and will not be amortized. We will test the goodwill for impairment at least annually.

The total preliminary purchase price of the Appilog acquisition was as follows (in thousands):

Cash	$50,791
Fair value of Appilog options assumed by Mercury	10,401
Direct acquisition costs incurred by Mercury	720

Total purchase price	$61,912

We also assumed all Appilog options outstanding and fully vested as of the date of the acquisition, which were converted into options to purchase approximately 229,000 shares of our common stock. The fair value of Appilog options assumed by us was determined using the Black-Scholes option-pricing model with the following inputs: risk-free interest rate of 3.74%, contractual life of 4 years, volatility of 84%, zero dividend rate, and the fair value of our common stock as of July 1, 2004.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We engaged a third party to assist us in the preparation of a valuation of the identifiable intangible assets acquired. Based management judgment, the preliminary purchase price is allocated as follows (in thousands):

Cash	$1,973
Tangible assets	489
In-process Research and Development (IPR&D)	900
Non-compete agreements	400
Patents/core technology	1,200
Maintenance contracts	1,200
Customer relationships	1,300
Existing technology	4,800
Goodwill	51,830

Total assets acquired	64,092
Liabilities assumed	(2,180)

Total purchase price	$61,912

The purchase price allocation is preliminary and it may be changed based upon additional information related to the fair values of certain tangible assets and liabilities of Appilog as well as the total direct acquisition costs incurred by us.

We recorded deferred tax assets to the extent of deferred tax liabilities. The remaining deferred tax assets were fully reserved due to uncertainty regarding their realization.

The weighted average amortization period of non-compete agreements is 18 months, patents/core technology, maintenance contracts, customer relationships, and existing technology are 60 months. The weighted average amortization period of all intangible assets is 58 months. All intangible assets are amortized on a straight-line basis over their useful lives which best represents the distribution of the economic value of the intangible assets.

In conjunction with the acquisition of Appilog, we recorded a $0.9 million charge for acquired IPR&D during the third quarter of 2004 because feasibility of the acquired technology had not been established and no future alternative uses existed. The acquired IPR&D charge is included as “Acquisition-related charges” in our condensed consolidated statements of operations for the three and nine months ended September 30, 2004. The acquired IPR&D is related to the development of a more advanced version of auto discovery and application mapping software. The value of acquired IPR&D was determined through the discounted cash flow approach. The expected future cash flow attributable to the in-process technology was discounted at approximately 30%, taking into account the percentage of completion of approximately 87%, the rate technology changes in the industry, the future markets, and the risk that the technology is not competitive with other products using alternative technologies with comparable functionalities. The IPR&D projects are currently expected to be completed in the second quarter of 2005 and the estimated costs to complete the project are insignificant.

The results of operations of Appilog have been included in our condensed consolidated statements of operations since the completion of the acquisition on July 1, 2004. Results of operations for Appilog for periods prior to the acquisition were not material to us and accordingly pro forma results of operations have not been presented.

Kintana

On August 15, 2003, we acquired Kintana, a leading provider of Information Technology (IT) governance software and services for an aggregate purchase price of $267.4 million. Kintana’s IT governance expands our product line to include products which enable our customers to govern and manage the priorities, processes, and people required to run IT as a business. We recorded goodwill of $217.2 million, intangible assets of $44.3 million, in-process research and development of $10.7 million, and unearned stock-based compensation of $1.3 million as a result of the Kintana acquisition.

The acquired IPR&D is related to the next generation of Kintana’s IT governance software products including changes to existing applications and the addition of new applications. The value of acquired IPR&D was determined through the discounted cash flow approach. The expected future cash flow attributable to the in-process technology is discounted at 23%. This rate takes into account that the product leverages core and current technology found in the versions of the existing software, the increasing complexity and criticality of distributed software applications, the demand for faster turnaround of new distributed applications and enhancements, the expected growth in the industry, the continuing introduction of new functionality into the products, and the percentage of completion of approximately 35%. As of September 30, 2004, the IPR&D projects were completed.

The transaction was accounted for as a purchase and, accordingly, the operating results of Kintana have been included in our accompanying condensed consolidated statements of operations from the date of acquisition. The following unaudited pro forma

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

information presents the combined results of Mercury and Kintana as if the acquisition had occurred as of the beginning of 2003, after applying certain adjustments, including amortization of intangible assets, amortization of unearned stock-based compensation, rent expense adjustment associated with unfavorable operating leases assumed by us, and interest income, net of related tax effects. The acquired IPR&D of $10.7 million has been excluded from the following presentation as it is a non-recurring charge (in thousands, except per share amounts):

	Three months ended September 30,2003	Nine months ended September 30,2003
Net revenues	$131,023	$382,938
Net income (loss)	$(6,207)	$23,761
Net income (loss) per share (basic)	$(0.07)	$0.28
Net income (loss) per share (diluted)	$(0.07)	$0.26

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

The acquired IPR&D is related to the development of the Microsoft version of the diagnostics software or .NET. The value of acquired IPR&D was determined through the discounted cash flow approach. The expected future cash flow attributable to the in-process technology was discounted at 29%, taking into account the percentage of completion of approximately 46%, the rate technology changes in the industry, product life cycles, the future markets, and various projects’ stage of development. The IPR&D projects are currently expected to be completed in the next three to six months and the estimated costs to complete the project are insignificant.

The transaction was accounted for as a purchase and, accordingly, the operating results of Performant have been included in our accompanying condensed consolidated statements of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of Mercury and Performant as if the acquisition had occurred as of the beginning of 2003, after applying certain adjustments, including amortization of intangible assets, amortization of unearned stock-based compensation, and interest income, net of related tax effects. The acquired IPR&D of $1.3 million has been excluded from the following presentation as it is a non-recurring charge (in thousands, except per share amounts):

	Three months ended September 30, 2003	Nine months ended September 30, 2003
Net revenues	$126,056	$354,628
Net income (loss)	$(6,664)	$27,054
Net income (loss) per share (basic)	$(0.08)	$0.32
Net income (loss) per share (diluted)	$(0.08)	$0.30

In conjunction with the acquisition of Performant, we committed to a license agreement for certain technology. The agreement was entered into in August 2000 and remains in effect until April 2018. The total estimated commitment is approximately $0.2 million, although the maximum commitment could reach approximately $0.8 million. We have paid $21,000 through September 30, 2004.

In conjunction with the acquisition of Performant, we entered into a milestone bonus plan related to certain research and development activities. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates. The commitment will be earned equally over time as milestones are achieved and expensed as incurred. For the three and nine months ended September 30, 2004, we recorded $1.0 million and $3.1 million, respectively, as “Integration and other related charges” in our condensed consolidated statement of operations, associated with the milestone bonus plan. The maximum total payment under the plan is $5.5 million, of which $3.9 million has been paid through September 30, 2004.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows (in thousands):

Balance at December 31, 2003	$347,616
Additional goodwill amount for acqusition of Kintana	164
Additional goodwill amount for acqusition of Appilog	51,830

Balance at September 30, 2004	$399,610

We increased our goodwill from the Kintana acquisition due to additional payments for pre-acquisition liabilities.

The carrying amounts of intangible assets are as follows (in thousands):

	September 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Net
Intangible assets:
Existing technology	$24,966	$10,113	$14,853	$14,685
Patents and core technology	14,530	4,403	10,127	10,985
Maintenance and support contracts	7,306	1,205	6,101	5,724
Employment agreements	1,120	747	373	400
Customer contracts and other	15,393	5,397	9,996	12,255
Domain name	1,135	222	913	1,077

	$64,450	$22,087	$42,363	$45,126

The weighted average amortization period of existing technology is 42 months, patents and core technology is 57 months, employment agreements is 18 months, maintenance and support contracts is 70 months, customer contracts and other intangible assets are 38 months, and domain name is 60 months. The weighted average amortization period of all intangible assets is 47 months. The aggregate amortization expense of intangible assets was $4.0 million and $11.7 million for the three and nine months ended September 30, 2004, respectively. The aggregate amortization expense of intangible assets was $2.4 million and $3.5 million for the three and nine months ended September 30, 2003, respectively.

Future amortization expense of intangible assets at September 30, 2004 is as follows (in thousands):

Year Ending December 31,
2004 (remainder of fiscal year)	$3,900
2005	15,438
2006	11,767
2007	5,518
2008	4,255
Thereafter	1,485

$42,363

NOTE 7—LONG-TERM DEBT

In July 2000, we issued $500.0 million in Convertible Subordinated Notes (2000 Notes). The 2000 Notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by us in any such redemption. We had not redeemed any portion of the 2000 Notes during the nine months ended September 30, 2004 or 2003. From December 2001 through June 30, 2002, we retired $200.0 million face value of the 2000 Notes. The face value of the 2000 Notes was $300.0 million at September 30, 2004 and December 31, 2003.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In connection with the issuance of our 2000 Notes, we incurred $14.6 million of issuance costs, which primarily consisted of investment banker, legal, and other professional fees. In conjunction with the retirement of a portion of our 2000 Notes, we wrote off $3.8 million of debt issuance costs. The remaining costs are being amortized using a straight-line method over the remaining term of the 2000 Notes. Amortization expense related to the issuance costs was $0.4 million and $1.0 million for the three and nine months ended September 30, 2004, respectively. Amortization expense related to the issuance costs was $0.3 million and $1.1 million for the three and nine months ended September 30, 2003, respectively. At September 30, 2004 and December 31, 2003, net debt issuance costs associated with our 2000 Notes were $3.6 million and $4.6 million, respectively.

In April 2003, we issued $500.0 million of 2003 Notes in a private offering. The 2003 Notes do not bear interest, have a zero yield to maturity and may be convertible into our common stock. Holders of the 2003 Notes may convert their 2003 Notes prior to maturity only if:

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

iii.	in addition and not withstanding, if we are party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash, securities or other property, a holder may surrender 2003 Notes for conversion at any time from and after the date which is 15 days prior to the anticipated effective date of the transaction until 15 days after the actual date of the transaction.

Upon conversion, we have the right to deliver cash instead of shares of our common stock. We may not redeem the 2003 Notes prior to their maturity.

In connection with the issuance of our 2003 Notes, we incurred $11.9 million of issuance costs, which primarily consisted of investment banker, legal, and other professional fees. These costs are being amortized using a straight-line method over the term of the 2003 Notes. Amortization expense related to the issuance costs was $0.6 million and $1.8 million for the three and nine months ended September 30, 2004, respectively. Amortization expense related to the issuance costs was $0.6 million and $1.0 million for the three and nine months ended September 30, 2003, respectively. At September 30, 2004 and December 31, 2003, net debt issuance costs associated with our 2003 Notes were $8.6 million and $10.4 million, respectively.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8—COMMITMENTS AND CONTINGENCIES

Royalty agreement

On June 30, 2003, we entered into a non-exclusive agreement (amended in February 2004) to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out, or other transfer of all or substantially all of the business, stock, or assets to which the agreement relates. The licensed technology will be combined with our other existing Mercury products, which should be generally available in the fourth quarter of 2004 or first half of 2005. The agreement is in effect until December 31, 2006 with a right to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. Under the original agreement, we had committed to royalty payments totaling $15.0 million, of which $8.0 million had been paid as of December 31, 2003. In accordance with the addendum, the remaining royalty balance of $7.0 million was accelerated and was paid in February 2004. We recorded such payments as prepaid royalties. Prepaid royalties are included in “Prepaid expenses and other assets” in our condensed consolidated balance sheet and will be amortized to cost of license and subscription at the greater of the actual revenue over total forecasted revenue or straight line over the estimated useful life of the licensed technology.

Executive severance

In December 2003, we entered into a severance agreement with a former executive officer. In accordance with the agreement, the former executive officer is entitled to salary and bonus through October 3, 2005 totaling $1.5 million. Under the agreement, we also accelerated the vesting of options to purchase 374,479 shares of common stock with exercise prices ranging from $29.29 to $60.88. The exercise period of these accelerated options and the vested portion of options to purchase 255,208 shares of common stock with an exercise price of $60.88 was extended through October 3, 2005. Accrued salaries and bonuses related to this executive severance agreement were $0.9 million and $1.5 million at September 30, 2004 and December 31, 2003, respectively.

Lease commitments

We lease facilities for sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire through 2015. Certain of these leases contain renewal options. In addition, we lease certain equipment under various lease agreements with lease terms ranging from month-to-month up to one year. On October 21, 2003, we entered into a lease agreement for our new headquarters facility. The lease began on January 1, 2004 and expires on February 20, 2014. Future minimum payments under the facilities, including the two vacant facilities from the Kintana acquisition, equipment, and other leases with non-cancelable terms in excess of one year at September 30, 2004 are as follows (in thousands):

Year ending December 31,
2004 (remainder of year)	$4,735
2005	17,489
2006	12,055
2007	8,677
2008	6,002
Thereafter	25,385

$74,343

Letters of credit

We have entered into four irrevocable letter of credit agreements totaling $1.4 million with Wells Fargo & Company (Wells Fargo), of which three agreements for $1.1 million remained outstanding at September 30, 2004. Wells Fargo is a related party to us as one of the members of our Board of Directors is an executive officer of Wells Fargo. Two of the agreements are related to facility lease agreements assumed by us in conjunction with the acquisition of Kintana in 2003. One of the agreements has an automatic annual renewal provision under which the expiration date cannot be extended beyond March 1, 2006 and the other agreement expired in September 2004. The third agreement is related to a facility lease agreement assumed by us in conjunction with the acquisition of Freshwater in 2001. This agreement has an automatic annual renewal provision under which the expiration dates cannot be extended beyond August 31, 2006. The fourth agreement is related to the facility lease agreement for our new headquarters in Mountain View, California. This agreement is automatically extended after January 1, 2005 unless we provide a termination notice to Wells Fargo. At September 30, 2004, no amounts had been drawn on the letters of credit.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

NOTE 9—GUARANTEES

As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of some future amounts to be paid, as allowed by law. As a result of our insurance policy coverage, we believe that the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, subsidiaries and/or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe that the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements at September 30, 2004.

We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby they are indemnified for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe that the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements at September 30, 2004.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. We are not aware of any potential obligations arising as a result of acquisitions and we are therefore unable to determine the maximum potential payments we could be required to make for such obligations at this time. Accordingly, we have no liabilities recorded for these types of agreements at September 30, 2004.

We have arrangements with certain vendors whereby we guarantee the expenses incurred by certain of our employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. We would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these arrangements is insignificant. As a result, we believe that the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at September 30, 2004.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not incurred significant expense under our product or services warranties. As a result, we believe that the estimated fair value on these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at September 30, 2004.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 10—STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 27, 2004, our Board of Directors approved a program to repurchase up to $400.0 million of our common stock over the next two years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchased shares will be used for general corporate purposes, including the share issuance requirements under our employee stock option and purchase plans. Since the inception of our new stock repurchase program through September 30, 2004, we have repurchased 9,675,000 shares of our common stock at an average price of $34.33 for an aggregate purchase price of $332.2 million. At September 30, 2004 and December 31, 2003, we had 10.5 million and 0.8 million shares of treasury stock at a cost of $348.3 million and $16.1 million, respectively. Treasury stock is accounted for under the cost method. To date, we have not reissued or retired our treasury stock.

Increase in authorized common stock

At the 2004 Annual Meeting of the stockholders held in May 2004, the stockholders approved an increase in the number of authorized shares of common stock of Mercury from 240 million to 560 million shares.

NOTE 11—NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the reporting of both basic net income (loss) per share, which is the weighted-average number of common shares outstanding for the period, excluding unvested restricted common stock and diluted net income (loss) per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding including unvested restricted common stock, using the treasury stock method.

The following table summarizes our net income (loss) per share computations (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$19,043	$(6,664)	$49,562	$28,415
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	87,908	87,705	90,593	86,125
Incremental common shares attributable to shares issuable under employee stock option plans and unvested restricted common stock	3,633	—	5,261	5,195

Denominator for diluted net income (loss) per share — weighted average shares	91,541	87,705	95,854	91,320

Net income (loss) per share (basic)	$0.22	$(0.08)	$0.55	$0.33

Net income (loss) per share (diluted)	$0.21	$(0.08)	$0.52	$0.31

For the three and nine months ended September 30, 2004, options to purchase 11,325,000 shares and 7,244,000 shares of common stock with a weighted average exercise price of $51.81 and $58.41, respectively, were considered anti-dilutive because the options’ exercise price was greater than the average fair market value of our common stock for the periods then ended. For the three and nine months ended September 30, 2003, all outstanding options to purchase approximately 26,688,000 shares of common stock with a weighted average price of $35.32 were considered anti-dilutive because of our net loss. For the nine months ended September 30, 2003, options to purchase approximately 10,177,000 shares of common stock with a weighted average price of $52.76 were considered anti-dilutive because the options’ exercise price was greater than the average fair market value of our common stock for the period then ended. For each of the three and nine months ended September 30, 2004 and 2003, common stock reserved for issuance upon conversion of the outstanding 2000 Notes for 2,697,000 shares were excluded from the diluted net income (loss) per share computation because the conversion would be anti-dilutive. For each of the three and nine months ended September 30, 2004 and 2003, 9,673,050 shares of common stock issuable upon the conversion of our 2003 Notes were excluded from the diluted net income (loss) computation because the conditions required to trigger the conversion rights had not occurred. Also see Note 1 to the condensed consolidated financial statements for accounting treatment of common stock issuable upon the conversion of our 2003 Notes effective in the fourth quarter of 2004.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 12—INCOME TAXES

The effective tax rates for the three and nine months ended September 30, 2004 and 2003 differ from statutory tax rates principally because of our participation in taxation programs in Israel. This tax structure is dependent upon continued reinvestment in our Israeli operations. Other factors that cause the effective tax rate and statutory tax rates to differ include the treatment of charges for amortization of intangible assets, stock-based compensation, and in-process research and development.

NOTE 13—SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures are as follows (in thousands):

	Nine months ended September 30,
	2004	2003
Supplemental disclosure:
Cash paid during the period for income taxes, net of refunds of $92 and $876, respectively	$4,061	$5,092

Cash paid during the period for interest expense	$17,954	$20,795

Supplemental non-cash investing activities:
Net liabilities assumed in conjunction with acquisitions	$1,691	$1,641

Issuance of common stock and stock options in conjunction with acquisitions	$10,401	$128,473

Common stock received in exchange for equity investment in privately-held company	$1,360	$—

NOTE 14—COMPREHENSIVE INCOME (LOSS)

We report components of comprehensive income (loss) in our annual consolidated statements of shareholders’ equity. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Total comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$19,043	$(6,664)	$49,562	$28,415
Foreign currency translation adjustments	251	84	408	(919)

Comprehensive income (loss)	$19,294	$(6,580)	$49,970	$27,496

NOTE 15—DERIVATIVE FINANCIAL INSTRUMENTS

We comply with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statements of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as on the type of hedging relationship.

We enter into forward contracts to manage foreign currency exposures related to certain foreign currency denominated intercompany balances attributable to subsidiaries and foreign offices in the Americas, EMEA, APAC, and Japan. Additionally, we

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

may adjust our foreign currency hedging position by taking out additional contracts, terminating, or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures. We do not enter into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching the hedging instruments to underlying intercompany balances. Gains or losses on forward contracts are recognized in other income or expense in the same period as gains or losses on the underlying revaluation of intercompany balances. In May 2004, we effected a change to enter into hedge contracts of one-fiscal month duration to improve the overall effectiveness of our hedge strategy. We had outstanding forward contracts with notional amounts totaling $27.6 million and $31.5 million at September 30, 2004 and December 31, 2003, respectively. The forward contracts in effect at September 30, 2004 matured on October 29, 2004 and were hedges of certain foreign currency transaction exposures in the British Pound, Danish Kroner, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Korean Won, Norwegian Kroner, South African Rand, Swedish Kroner, and Swiss Franc.

We also utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Canadian Dollar, Hong Kong Dollar, Israeli Shekel, and Singapore Dollar. Increases or decreases in the value of these non-functional currency assets are offset by gains or losses on the forward exchange contracts to mitigate the risk associated with foreign exchange market fluctuations. We had outstanding forward contracts with notional amounts totaling $21.6 million and $42.6 million at September 30, 2004 and December 31, 2003, respectively.

In January and February, 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. In November 2002, we merged the two interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) into a single interest rate swap with GSCM to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap of $300.0 million, with a maturity date of July 2007, is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in LIBOR throughout the life of the 2000 Notes. The interest rate swap creates a market exposure to changes in LIBOR. Under the terms of the swap, we provided initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We classified the initial collateral and will classify any additional collateral as restricted cash in our consolidated balance sheet. If the price of our common stock exceeds the original conversion or redemption price of the 2000 Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the 2000 Notes. If we call the 2000 Notes at a premium (in whole or in part), or if any of the holders of the 2000 Notes elected to convert the 2000 Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted 2000 Notes.

These forward exchange contracts contain credit risk in that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk of loss by limiting these agreements to major financial institutions. We also monitor closely the potential risk of loss with any one financial institution. We do not expect any material losses as a result of default by counterparties.

Our interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in the fair value of the underlying 2000 Notes attributable to changes in LIBOR in our consolidated balance sheet. We record the ineffectiveness arising from the difference between the two fair values in our consolidated statement of operations as “Other income (expense), net.” At September 30, 2004 and December 31, 2003, the fair value of the swap was approximately $8.2 million and $11.6 million, respectively, and the change in the fair value of our 2000 Notes attributable to changes in LIBOR during the period resulted in a decrease in the carrying value of our 2000 Notes of $7.9 million and $11.2 million, respectively. The unrealized losses on the interest rate swap were less than $0.1 million for three and nine months ended September 30, 2004. The unrealized gains or losses on interest rate swap were less than $0.1 million for the three and nine months ended September 30, 2003. At September 30, 2004 and December 31, 2003, our total restricted cash associated with the swap was $6.0 million.

We have credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under the swap are guaranteed by the Goldman Sachs Group L.P.

For the three and nine months ended September 30, 2004, we recorded interest expense of $1.7 million and $4.1 million, respectively, and interest income of $3.6 million and $10.7 million, respectively, as a result of our interest rate swap. For the three and

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

nine months ended September 30, 2003, we have recorded interest expense of $1.2 million and $4.0 million, respectively, and interest income of $3.6 million and $10.7 million, respectively, as a result of our interest rate swap. Our net interest expense, including the interest paid on our 2000 Notes, was $1.7 million and $4.1 million for the three and nine months ended September 30, 2004, respectively. Our net interest expense, including the interest paid on our 2000 Notes, was $1.2 million and $4.0 million for the three and nine months ended September 30, 2003, respectively.

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

Revenues for our operating segments are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues from third parties:
Americas (including U.S. of $99,745, $79,047, $291,944, and $217,055, respectively)	$101,948	$82,158	$299,704	$225,461
EMEA (including U.K. of $19,927, $13,305, $55,935, and $40,624, respectively)	50,070	34,636	143,608	103,902
APAC	9,519	6,453	27,006	16,550
Japan	3,874	2,809	10,946	8,584

	$165,411	$126,056	$481,264	$354,497

Long-lived assets, which consist primarily of property and equipment, for our operating segments are as follows (in thousands):

	September 30, 2004	December 31, 2003
Property and equipment, net:
Americas (including U.S. of $37,654 and $40,750, respectively)	$37,684	$40,801
EMEA (including Israel of $31,057 and $28,288, respectively)	33,858	31,001
APAC	1,527	1,011
Japan	282	390

	$73,351	$73,203

International revenues represented 38% of the total revenues from third parties for both the three and nine months ended September 30, 2004, and 35% and 36% for the three and nine months ended September 30, 2003, respectively U.S. revenues from the third party were 60% and 61% of the net revenues for the three and nine months ended September 30, 2004, respectively, and 63% and 61% for the three and nine months ended September 30, 2003, respectively. The subsidiary located in the U.K. accounted for 12% of the total revenues from third parties for both the three and nine months ended September 30, 2004 and 11% for both the three and nine months ended September 30, 2003. Operations located in the U.S. accounted for 71% and 74% of the consolidated identifiable assets at September 30, 2004 and December 31, 2003, respectively. Operations located in Israel accounted for 26% and 19% of the consolidated identifiable assets at September 30, 2004 and December 31, 2003, respectively.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Although we operate in one industry segment, our chief decision makers evaluate net revenues from the sale of our software products and services for our application delivery and application management, and IT governance solutions. The following tables present revenues for application delivery, application management, and IT governance for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended September 30,
	2004				2003
	Application Delivery	Application Management	IT Governance	Total	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$51,445	$4,994	$2,455	$58,894	$42,092	$2,324	$2,792	$47,208
Subscription fees	18,484	19,334	615	38,433	11,953	14,648	—	26,601

Total product revenues	69,929	24,328	3,070	97,327	54,045	16,972	2,792	73,809
Maintenance fees	43,288	2,512	3,348	49,148	39,031	1,841	338	41,210
Professional service fees	10,564	3,709	4,663	18,936	8,395	994	1,648	11,037

	$123,781	$30,549	$11,081	$165,411	$101,471	$19,807	$4,778	$126,056

	Nine months ended September 30,
	2004				2003
	Application Delivery	Application Management	IT Governance	Total	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$145,878	$11,381	$19,150	$176,409	$130,074	$7,132	$2,792	$139,998
Subscription fees	52,799	55,199	970	108,968	29,569	38,793	—	68,362

Total product revenues	198,677	66,580	20,120	285,377	159,643	45,925	2,792	208,360
Maintenance fees	128,738	7,214	8,228	144,180	109,658	5,544	338	115,540
Professional service fees	28,400	9,358	13,949	51,707	26,627	2,322	1,648	30,597

	$355,815	$83,152	$42,297	$481,264	$295,928	$53,791	$4,778	$354,497

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

We have aligned our enterprise software business model with the way we believe customers want to license and deploy enterprise software today. We believe our customers value a choice between perpetual software licenses and flexible term or subscription based contracts. Customers have the choice between running our software in-house or having software delivered as a hosted or managed service. Mercury’s enterprise software business model enables our customers to license the right software, for the right period of time, and have it deployed the right way—while giving Mercury the right financial incentives to renew and expand our relationships with customers.

We believe that the success of our model can be seen in our financial results which include significant growth in revenue and deferred revenue. To understand our financial results, it is important to understand our business model and its impact on the consolidated statement of operations and the consolidated balance sheet. We continue to offer many of our products, including a majority of our IT governance products, on a perpetual license basis. We have in the past expanded the number of offerings structured as subscription based contracts. The majority of these subscription contracts are required to be recorded initially as deferred revenue in the consolidated balance sheet and then recognized in subsequent periods over the term of the contract as subscription revenue in our consolidated statement of operations (see below under Business Model). Therefore, to understand the full growth of our business, one must look at both revenue and the change in deferred revenue.

Business Model

Revenue consists of fees for the license and subscription of our software products, maintenance fees, and professional service fees. License revenue consists of license fees charged for the use of our products under perpetual or multiple-year arrangements in which the fair value of the license fee is separately determinable from maintenance and/or professional services. Subscription revenue, including managed service revenue, represents license fees to use one or more software products, and to receive maintenance support (such as customer support and product updates) for a limited period of time. Since subscription licenses include bundled products and services, which are sold as a combined offering and for which the fair value of the license fee is not separately determinable from maintenance, both product and service revenue is generally recognized ratably over the term of the subscription. Maintenance revenue consists of fees charged for post-contract customer support, which are determinable based upon renewal rates quoted in the contracts, and, in the absence of stated renewal rates, upon separate sales of renewals to other customers. Professional service revenue consists of fees charged for product training and consulting services, the fair value of which is determinable based upon separate sales of these services to other customers without bundling of other elements.

Due to the different treatment of subscription and perpetual licenses under applicable accounting rules, each type of license has a different impact on our consolidated financial statements. When a customer purchases a subscription license, the majority of the revenue will be recorded as deferred revenue in our consolidated balance sheet. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized as revenue. Deferred revenue is reduced as revenue is recognized. Under perpetual licenses (and some multiple-year arrangements for which separate vendor specific objective evidence of fair value exists for undelivered elements), a higher proportion of license revenue is recognized in the quarter that the product is delivered, with a lesser proportion recorded as deferred revenue. Vendor specific objective evidence of fair value is established by the price charged when that element is sold separately. Therefore, an order for a subscription license, or a perpetual license bundled with a subscription license, will result in significantly lower current-period revenue than an equal-sized order under a perpetual license. Conversely, an order for a subscription license will result in higher revenues recognized in future periods than an equal-sized order for a perpetual license. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then the two generally become bundled together and are recognized over the term of the contract.

Our license revenue in any given quarter is dependent upon the volume of perpetual license orders delivered during the current quarter and the amount of subscription revenue amortized from deferred revenue from prior quarters and, to a small degree, revenue recognized on subscription orders received during the current quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of perpetual licenses and subscription licenses. The mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets. Our ability to achieve our revenue targets is also impacted by the mix of domestic and international sales, together with fluctuations in foreign exchange rates. If there is an increase in value of other currencies relative to the U.S. dollar, our revenues from international sales may be positively impacted. On the other hand, if there is a decrease in value of other currencies relative to the U.S. dollar, our revenues from international sales may be negatively impacted.

Cost of license and subscription includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation, production personnel, and outsourcing services. It also includes costs associated with our managed services business, including personnel-related costs, fees to providers of Internet bandwidth and related infrastructure, and depreciation expense of managed services equipment. Cost of maintenance includes direct costs of providing product customer support, largely consisting of personnel costs and related expenses, and the cost of providing upgrades to our customers. We have not broken out the costs associated with license and subscription because these costs cannot be reasonably separated between license and subscription cost of revenue. Cost of professional services includes direct costs of providing product training and consulting, largely consisting of personnel costs and related expenses and costs of outsourcing service. License and subscription, maintenance, and professional services costs also include allocated facility expenses and allocated IT infrastructure expenses.

The costs associated with subscription licenses, which include the cost of products and services, are expensed as incurred over the subscription term. In addition, we defer the portion of our commission expense related to subscription licenses and maintenance contracts and amortize the expense over the term of the subscription or maintenance contract. See “Critical Accounting Policies and Estimates” for a full description of our estimation process for accrued liabilities.

Results of Operations

The following table sets forth, as a percentage of total revenues, certain condensed consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
License fees	36%	38%	37%	40%
Subscription fees	23	21	22	19

Total product revenues	59	59	59	59
Maintenance fees	30	32	30	32
Professional service fees	11	9	11	9

Total revenues	100	100	100	100

Costs and expenses:
Cost of license and subscription	6	6	6	6
Cost of maintenance	2	2	2	2
Cost of professional services (excluding stock-based compensation)	10	8	9	7
Marketing and selling (excluding stock-based compensation)	45	46	47	47
Research and development (excluding stock-based compensation)	11	11	11	11
General and administrative (excluding stock-based compensation)	9	8	8	8
Stock-based compensation	—	—	—	—
Acquisition-related charges	1	9	—	3
Integration and other related charges	1	1	1	1
Amortization of intangible assets	2	2	3	1
Excess facilities charge	—	13	2	5

Total costs and expenses	87	106	89	91

Income (loss) from operations	13	(6)	11	9
Interest income	6	7	6	7
Interest expense	(3)	(4)	(3)	(4)
Other expense, net	(1)	(1)	(1)	(1)

Income (loss) before provision for income taxes	15	(4)	13	11
Provision for income taxes	3	1	3	3

Net income (loss)	12%	(5)%	10%	8%

Certain reclassifications have been made to the consolidated statements of operations for the three and nine months ended September 30, 2003 to conform to the presentation adopted for the three and nine months ended September 30, 2004. These reclassifications had an immaterial impact on the prior reported balances.

Revenues

The following table summarizes license fees, subscription fees, maintenance fees, and professional service fees for the periods indicated (in thousands, except percentages):

	Three months ended September 30,		Increase/ (Decrease)		Nine months ended September 30,		Increase/ (Decrease)
	2004	2003	in Dollars	in Percentage	2004	2003	in Dollars	in Percentage
Revenues:
License fees	$58,894	$47,208	$11,686	25%	$176,409	$139,998	$36,411	26%
Subscription fees	38,433	26,601	11,832	44%	108,968	68,362	40,606	59%
Maintenance fees	49,148	41,210	7,938	19%	144,180	115,540	28,640	25%
Professional service fees	18,936	11,037	7,899	72%	51,707	30,597	21,110	69%

Total revenues	$165,411	$126,056	$39,355	31%	$481,264	$354,497	$126,767	36%

License fees

The increase in license fee revenue for the three and nine months ended September 30, 2004 was primarily due to increases of license sales of our application delivery products. For the three months ended September 30, 2004, the increase in license fee revenue was primarily attributable to an increase in application delivery license sales of $9.4 million and an increase in application management license sales of $2.7 million. The increase was partially offset by a decrease in IT governance license sales of $0.4 million. For the nine months ended September 30, 2004, the increase in license fee revenue was attributable to the sale of IT governance products of $16.4 million, an increase in application delivery license sales of $15.8 million, and an increase in application management license sales of $4.2 million. We expect our license fee revenue to continue to increase in absolute dollars for the fourth quarter of 2004.

Subscription fees

The increase in subscription fee revenue for the three and nine months ended September 30, 2004 was primarily due to an increase over the past two years in the license sales of our application management products and, to a lesser extent, license sales of our application delivery products on a subscription basis. For the three months ended September 30, 2004, the increase in subscription fee revenue was primarily attributable to a continuous growth in license sales of application delivery products on a subscription basis of $6.5 million and an increase in license sales of application management products of $4.7 million, which are primarily offered on a subscription basis. For the nine months ended September 30, 2004, the increase in subscription fee revenue was primarily attributable to a continuous growth in license sales of application delivery products of $23.2 million on a subscription basis and an increase in license sales of application management products of $16.4 million, which are primarily offered on a subscription basis. In the event that more customers license our products on a subscription basis, we expect sales of our subscription fee revenue to increase in absolute dollars for the fourth quarter of 2004.

Maintenance fees

The increase in maintenance fee revenue for the three and nine months ended September 30, 2004 was primarily attributable to renewals of existing maintenance contracts and sales of first year maintenance contracts for application delivery licensed products and maintenance fees for IT governance products. For the three months ended September 30, 2004, the increase of maintenance fee revenue related to application delivery products, IT governance products, and application management products was $4.3 million, $3.0 million, and $0.7 million, respectively. For the nine months ended September 30, 2004, the increase of maintenance fee revenue related to application delivery products, IT governance products, and application management products was $19.1 million, $7.9 million, and $1.7 million, respectively. We expect maintenance fee revenue to continue to increase in absolute dollars for the fourth quarter of 2004.

Professional service fees

The increase in professional service fee revenue for the three months ended September 30, 2004 was primarily attributable to $3.0 million in professional service fees for service engagements related to IT governance products and an increase in professional service fees of $2.7 million and $2.2 million associated with application management products and application delivery products. For the nine months ended September 30, 2004, the increase in professional service fee revenue was primarily attributable to $12.3 million in professional service fees for service engagements related to IT governance products and an increase in professional service fees of $7.0 million and $1.8 million associated with application management products and application delivery products, respectively. The professional service fee revenue grew as a result of our continuous effort to offer more training and consulting services to our customers who license our products. We expect our professional service fee revenue to continue to increase in absolute dollars for the fourth quarter of 2004.

International revenues

International revenues include sales from Europe, the Middle East, and Africa (EMEA), Asia Pacific (APAC), and Japan. International revenues for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, were affected favorably by a weakening of the U.S. dollar relative to other currencies, primarily the Euro and British Pound. Total revenues from international sales for the three months ended September 30, 2004 were $63.5 million, an increase of $19.6 million or 45%, compared to the three months ended September 30, 2003. The increase was primarily attributable to increased sales in EMEA of $10.3 million and APAC of $3.6 million as well as fluctuations in foreign exchange rates of $5.3 million. International revenues represented 38% and 35% of our total revenues for the three months ended September 30, 2004 and 2003, respectively.

International revenues for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, were affected favorably by a weakening of the U.S. dollar relative to other currencies, primarily the Euro and British Pound. Total revenues from international sales for the nine months ended September 30, 2004 were $181.6 million, an increase of $52.5 million or 41%, compared to the nine months ended September 30, 2003. The increase was primarily attributable to increased sales in EMEA of $25.5 million and APAC of $10.3 million as well as fluctuations in foreign exchange rates of $16.4 million. International revenues represented 38% and 36% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively.

Costs of revenues and operating expenses

The following table summarizes costs of revenues for the periods indicated (in thousands, except percentages):

	Three months ended September 30,		Increase/ (Decrease)		Nine months ended September 30,		Increase/ (Decrease)
	2004	2003	in Dollars	in Percentage	2004	2003	in Dollars	in Percentage
Costs of revenues:
Cost of license and subscription	$9,943	$7,669	$2,274	30%	$29,645	$20,976	$8,669	41%
Cost of maintenance	3,996	3,086	910	29%	11,540	8,594	2,946	34%
Cost of professional services	15,743	9,940	5,803	58%	44,141	24,020	20,121	84%

Total cost of revenues	$29,682	$20,695	$8,987	43%	$85,326	$53,590	$31,736	59%

Percentage of total revenues	18%	16%			17%	15%

Cost of license and subscription

The increase in cost of license and subscription for the three and nine months ended September 30, 2004 was primarily attributable to higher personnel-related costs as a result of growth in headcount and an increase in royalty expense. Personnel-related costs increased by $1.3 million and $5.2 million for the three and nine months ended September 30, 2004, respectively. Royalty expense increased by $0.5 million and $0.7 million for the three and nine months ended September 30, 2004, respectively. The increase in cost of license and subscription for the nine months ended September 30, 2004 was also attributable to an increase in outsourcing expense related to delivery of one of our application delivery offerings by $1.6 million. Based upon our expected revenue growth as described in “Revenues,” we expect cost of license and subscription to continue to increase in absolute dollars for the fourth quarter of 2004.

Cost of maintenance

The increase in cost of maintenance for the three months and nine months ended September 30, 2004 was primarily due to higher personnel-related costs as a result of additional headcount to support our overall growth in business, higher consulting fees for our global expansion assessment project, higher allocated facility expenses and higher allocated IT infrastructure expenses. For the nine months ended September 30, 2004, personnel-related costs, allocated facility expenses, consulting fees, and allocated IT infrastructure expenses increased by $0.8 million, $0.7 million, $0.6 million, and $0.5 million, respectively. Facility expenses and IT infrastructure expenses increased due to the lease for our new headquarters. Based upon our expected revenue growth as described in “Revenues,” we expect cost of maintenance to continue to increase in absolute dollars for the fourth quarter of 2004.

Cost of professional services

The increase in cost of professional services for the three and nine months ended September 30, 2004 was primarily attributable to higher personnel-related costs as a result of growth in headcount and an increase in outsourcing expense. For the three and nine months ended September 30, 2004, personnel-related costs increased by $2.9 million and $10.5 million, of which $1.8 million and $7.1 million was related to Kintana employees who joined us as part of that acquisition in 2003, respectively. The increase in outsourcing expense was primarily due to growth in professional services and our continuous effort to offer more training and consulting services to our customers who license our products. Outsourcing expense increased by $2.3 million and $7.4 million for the three and nine months ended September 30, 2004, respectively. For the nine months ended September 30, 2004, the increase was also attributable to higher allocated facilities and IT infrastructure expenses of $1.2 million and $0.7 million, respectively. Facility expenses and IT infrastructure expenses increased due to the lease for our new headquarters. Based upon our expected revenue growth as described in “Revenues,” we expect cost of professional services to continue to increase in absolute dollars for the fourth quarter of 2004.

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three months ended September 30,		Increase/ (Decrease)		Nine months ended September 30,		Increase/ (Decrease)
	2004	2003	in Dollars	in Percentage	2004	2003	in Dollars	in Percentage
Operating expenses:
Marketing and selling	$74,921	$57,431	$17,490	30%	$225,132	$165,922	$59,210	36%
Research and development	18,617	14,459	4,158	29%	53,666	39,168	14,498	37%
General and administrative	14,931	9,818	5,113	52%	39,200	28,640	10,560	37%
Stock-based compensation	185	299	(114)	(38)%	577	683	(106)	(16)%
Acquisition-related charges	900	10,688	(9,788)	(92)%	900	11,968	(11,068)	(92)%
Integration and other related charges	985	1,380	(395)	(29)%	3,095	2,297	798	35%
Amortization of intangible assets	3,979	2,367	1,612	68%	11,663	3,524	8,139	231%
Excess facilities charge	—	16,882	(16,882)	*	9,178	16,882	(7,704)	(46)%

Total operating expenses	$114,518	$113,324	$1,194	1%	$343,411	$269,084	$74,327	28%

Percentage of total revenues	69%	90%			72%	76%

*	Percentage is not meaningful.

Marketing and selling

Marketing and selling expense consists of employee salaries and related costs, sales commissions, marketing programs, sales training, allocated facility expenses, and allocated IT infrastructure expenses. The increase in marketing and selling expense for the three and nine months ended September 30, 2004 was primarily attributable to higher personnel-related costs due to growth in headcount, higher commission expense as a result of an increase in revenues together with growth in headcount, and an increase in fees associated with recruiting activities. The increase was also attributable to an increase in allocated facility expenses, allocated IT infrastructure expenses, spending on marketing programs, and sales training. Facility expenses and IT infrastructure expenses increased due to the lease for our new headquarters. The increase in the spending on marketing programs was primarily related to an increase in marketing research and branding building campaigns.

For the three months ended September 30, 2004, personnel-related costs and commission expense increased by $7.9 million and $4.5 million, respectively, of which personnel-related costs of $2.2 million and commission expense of $1.1 million were related to Kintana employees who joined us as part of that acquisition in 2003. In addition, for the three months ended September 30, 2004, spending on marketing programs, allocated IT infrastructure expenses, and allocated facility expenses increased by $2.1 million, $1.2 million, and $1.1 million, respectively.

For the nine months ended September 30, 2004, personnel-related costs and commission expense increased by $29.0 million and $15.8 million, respectively, of which personnel-related costs of $8.6 million and commission expense of $3.6 million were related to Kintana employees who joined us as part of that acquisition in 2003. In addition, for the nine months ended September 30, 2004, spending on marketing programs, fees associated with recruiting activities, and sales training fees increased by $2.6 million, $1.7 million, and $1.5 million, respectively. Allocated IT infrastructure expenses and allocated facility expenses increased by $3.6 million and $2.5 million, respectively. We expect marketing and selling expense to continue to increase in absolute dollars for the fourth quarter of 2004.

Research and development

Research and development expense consists of employee salaries and related costs, consulting costs, equipment depreciation, allocated facility expenses, and allocated IT infrastructure expenses associated with the development of new products, enhancements of existing products, and quality assurance procedures. For the three months ended September 30, 2004, the increase in research and development expense was primarily attributable to higher personnel-related costs of $2.6 million as a result of growth in headcount, of which $1.2 million was related to Kintana employees who joined us as part of that acquisition in 2003. The increase was also attributable to higher allocated IT infrastructure expenses of $0.7 million, higher consulting fees for research and development projects of $0.5 million, and higher allocated facility expenses of $0.4 million. Facility expenses and IT infrastructure expenses increased due to the lease for our new headquarters. The increase was offset by an improvement in the exchange rate of the U.S. dollar to the Israeli Shekel of $0.3 million as a substantial portion of our research and development expense was in Israeli Shekel.

For the nine months ended September 30, 2004, the increase in research and development expense was primarily attributable to higher personnel-related costs of $8.9 million as a result of growth in headcount, of which $5.5 million was related to Kintana employees who joined us as part of that acquisition in 2003. The increase was also attributable to higher allocated facility expenses of $1.8 million, higher allocated IT infrastructure expenses of $1.5 million, and higher consulting fees for research and development projects of $0.6 million. Facility expenses and IT infrastructure expenses increased due to the lease for our new headquarters. The increase was also attributable to a $0.8 million devaluation of the U.S. dollar to the Israeli Shekel as a substantial portion of our research and development expense was in Israeli Shekel. Based on our product development plan, we expect research and development expense to increase in absolute dollars for the fourth quarter of 2004.

General and administrative

General and administrative expense consists of employee salaries and related costs as well as fees for audit, tax, legal, and consulting services primarily for the compliance with the Sarbanes-Oxley Act of 2002. It also consists of allocated facility expenses and allocated IT infrastructure expenses. For the three months ended September 30, 2004, the increase in general and administrative expenses was primarily attributable to higher personnel-related costs of $1.4 million as a result of growth in headcount and additional fees for audit, tax, and other consulting services of $2.6 million, of which $1.5 million were fees related to projects for the compliance with Sarbanes-Oxley Act of 2002. For the nine months ended September 30, 2004, the increase in general and administrative expenses was primarily attributable to higher personnel-related costs of $3.8 million as a result of growth in headcount, additional consulting fees for audit, tax, and other consulting services of $4.1 million, of which $1.8 million were fees related to projects for the compliance with the Sarbanes-Oxley Act of 2002, higher allocated facility expenses of $0.7 million, and higher allocated IT infrastructure expenses of $0.5 million. Facility expenses and IT infrastructure expenses increased due to the lease for our new headquarters. We expect general and administrative expenses to continue to increase in absolute dollars for the fourth quarter of 2004 due to a projected increase in headcount and fees for compliance with the Sarbanes-Oxley Act of 2002.

Stock-based compensation

Stock-based compensation for the three and nine months ended September 30, 2004 and 2003 primarily consisted of amortization of unearned stock-based compensation associated with assumed options from the acquisitions of Kintana and Performant in 2003. We expect to record amortization of unearned stock-based compensation of $0.1 million for the remainder of 2004, $0.4 million for 2005, $0.3 million for 2006, and less than $0.1 million for 2007.

Acquisition-related charges

Acquisition-related charges for the three and nine months ended September 30, 2004 of $0.9 million were related to the acquired in-process research and development from the acquisition of Appilog in July 2004. Acquisition-related charges for the three and nine months ended September 30, 2003 of $10.7 million and $12.0 million, respectively, were related to the acquired in-process research and development from the acquisitions of Performant in May 2003 and Kintana in August 2003.

Also see Notes 5 and 6 to the condensed consolidated financial statements for additional information regarding the acquisitions completed in 2003 and 2004 and the intangible assets acquired in each acquisition.

Integration and other related charges

Integration and other related charges for the three and nine months ended September 30, 2004 and 2003 were primarily attributable to a milestone bonus plan related to certain research and development activities that was signed in conjunction with the acquisition of Performant in 2003. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates. The commitment will be earned over time as milestones are achieved and expensed as a charge to the consolidated statement of operations. The maximum total payment under the plan is $5.5 million, of which $3.9 million has been paid through September 30, 2004. On July 1, 2004, we completed the acquisition of Appilog. As of September 30, 2004, we had not incurred significant integration cost associated with the Appilog acquisition. We do not expect the integration costs related to the Appilog integration to be significant in future periods.

Amortization of intangible assets

The increase in amortization of intangible assets was primarily due to amortization of intangible assets related to acquisitions of Performant in May 2003 and Kintana in August 2003, purchase of existing technology in the third quarter of 2003, and acquisition of a domain name in the fourth quarter of 2003. The increase was also attributable to intangible assets of $8.9 million from the Appilog acquisition in July 2004.

We engaged a third party to assist us in the preparation of valuation of the identifiable intangible assets acquired from each of our business combinations, which we used to prepare the allocation of the purchase price. Intangible assets are amortized on a straight-line basis over their useful lives or based on actual usage, whichever best represents the distribution of the economic value of the intangible assets.

For the three and nine months ended September 30, 2004, $2.4 million and $7.4 million, respectively, were amortization expenses related to our current products. For the three and nine months ended September 30, 2003, $1.6 million and $2.7 million, respectively, were amortization expenses related to our current products.

Future amortization expense of intangible assets at September 30, 2004 is as follows (in thousands):

Year Ending December 31,
2004 (remainder of fiscal year)	$3,900
2005	15,438
2006	11,767
2007	5,518
2008	4,255
Thereafter	1,485

$42,363

Also see Notes 5 and 6 to the condensed consolidated financial statements for additional information regarding the acquisitions completed in 2003 and 2004 and the intangible assets acquired in each acquisition.

Excess facilities charge

Excess facilities charge of $9.2 million for the three and nine months ended September 30, 2004 was primarily related to the write-down of a vacant building we own that has been placed for sale and the remaining lease payments for two leased facilities from the Kintana acquisition. In April 2004, we completed our move from our two buildings we own in Sunnyvale, California to our new leased headquarters in Mountain View, California. As a result of our move and our decision to vacate and sell one of the buildings we own in Sunnyvale, California, we took a non-cash charge to write down the net book value of the building that is held for sale to its appraised market value. We took into account the cost to maintain the facility until sold and sales commissions related to the sale of the building when we calculated the charge. In connection with our move into our consolidated headquarters, we also vacated two leased facilities from the Kintana acquisition. We recorded a non-cash charge for the remaining lease payments, as well as the associated costs to protect and maintain the leased facilities prior to returning these leased facilities to the lessor. One of these lease agreements expired in September 2004 and the other expires in December 2005. Due to the short duration of the remaining lease terms, it is not likely that we can sublease the facilities; as such, no sublease income was included in the facilities lease costs calculation. The excess facilities charge also included the write-off of leasehold improvements and the disposal of fixed assets, net of cash proceeds, associated with these facilities.

On October 18, 2004, we entered into an agreement to sell the vacant building we own that had been previously written down to its fair value. We anticipate closing the transaction within the next several months. Providing that we are able to complete the sale by the end of the year, we do not expect to record additional impairment change on this vacant building we own.

Non-operating income (expense)

The following table summarizes non-operating income (expense) for the periods indicated (in thousands, except percentages):

	Three months ended September 30,		Increase/ (Decrease)		Nine months ended September 30,		Increase/ (Decrease)
	2004	2003	in Dollars	in Percentage	2004	2003	In Dollars	in Percentage
Other income (expenses):
Interest income	$9,703	$9,269	$434	5%	$28,766	$27,004	$1,762	7%
Interest expense	(5,175)	(4,805)	(370)	8%	(14,797)	(14,726)	(71)	—
Other expense, net	(1,853)	(1,509)	(344)	23%	(4,698)	(4,555)	(143)	3%

Total other expenses, net	$2,675	$2,955	$(280)	(9)%	$9,271	$7,723	$1,548	20%

Percentage of total revenues	2%	2%			2%	2%

Interest income

The increase in interest income for the three and nine months ended September 30, 2004 was attributable to an improvement in the average yields for our investments during 2004 compared to the same period in 2003.

Interest expense

Interest expense for the three and nine months ended September 30, 2004 and 2003 primarily consisted of interest expense associated with the interest rate swap and the Convertible Subordinated Notes (2000 Notes) we issued in July 2000.

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

Also, see Notes 7 and 15 to the condensed consolidated financial statements for additional information regarding our 2000 Notes and the related interest rate swap activities.

Other expense, net

Other expense, net primarily consists of net gain or loss on investments in non-consolidated companies and a warrant to purchase common stock of Motive, amortization of debt issuance costs associated with the issuance of our Zero Coupon Convertible Notes (2003 Notes) and 2000 Notes, and currency gains or losses. For the three months ended September 30, 2004, the increase in other expense, net was primarily attributable to an increase in losses on investments in privately-held companies and a private equity fund of $0.4 million and a reduction in unrealized gain on the change in fair value of the Motive warrant of $0.1 million. For the nine months ended September 30, 2004, the increase in other expense, net was primarily attributable to full nine months amortization expense for debt issuance costs associated with our 2003 Notes issued in April 2003. Additional amortization of debt issuance costs recorded during the nine months ended September 30, 2004 compared to 2003 was $0.7 million. The increase in other expense was offset by a reduction in losses on investments in privately-held companies and a private equity fund of $0.4 million, a realized gain on the sale of available-for-sale marketable equity securities of $0.3 million, and an increase in unrealized gain of $0.2 million from the change in fair value of the Motive warrant.

The fair value of the Motive warrant was calculated by using the Black-Scholes option-pricing model, which requires subjective assumptions such as the expected stock price volatility of the company. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. A decline in the U.S. stock market and the market price of Motive’s common stock could contribute to volatility in our reported results of operations. In calculating the loss on our investments in privately-held companies and private equity funds, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

Also, see Notes 7 and 15 to the condensed consolidated financial statements for additional information regarding our 2000 and 2003 Notes and the related interest rate swap activities.

Provision for income taxes

Historically, our operations resulted in a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire in 2005 through 2013. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. The effective tax rates for the three and nine months ended September 30, 2004 and 2003 differ from statutory tax rates principally because of our participation in taxation programs in Israel. We intend to continue to increase our investment in our Israeli operations consistent with our overall tax strategy. Other factors that cause the effective tax rate and statutory tax rates to differ include the treatment of charges for amortization of intangible assets, stock-based compensation, and in-process research and development. U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings for certain non-U.S. subsidiaries. We intend to invest these earnings indefinitely in operations outside the U.S.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we have recorded a current tax payable and a prepaid tax asset in the amount of $25.5 million, which will be amortized to income tax expense over eight years, which approximates the period over which the expected benefit is expected to be realized. At September 30, 2004 and December 31, 2003, the prepaid tax asset was $16.7 million and $19.1 million, respectively. We are currently evaluating the migration of the economic ownership of the technology acquired from Performant and Kintana to our Israeli subsidiary in 2005. This migration may lead to an increase in our effective tax rate. In the event that we do not migrate the technology, our effective tax rate may also increase due to a greater portion of U.S. source income associated with the technology acquired from Performant and Kintana.

Liquidity and Capital Resources

At September 30, 2004, our principal source of liquidity consisted of $1,058.9 million of cash and investments, compared to $1,233.7 million at December 31, 2003. The September 30, 2004 balance included $175.4 million of short-term, and $582.9 million of long-term investments in high quality financial, government, and corporate securities. During the nine months ended September 30, 2004, we generated $146.4 million of cash from operating activities, compared to $113.7 million during the nine months ended September 30, 2003. The increase in cash from operations during the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003 was primarily due to an overall growth in our business.

During the nine months ended September 30, 2004, cash proceeds from investing activities consisted of the sale of assets and vacant facilities of $2.7 million, sale of available-for-sale marketable equity securities of $1.7 million, and return on investment in one of the privately held companies of $1.5 million. Cash used for investing activities during the nine months ended September 30, 2004 primarily consisted of net cash paid for the Appilog acquisition of $48.9 million, including $50.8 million paid in accordance with the acquisition agreement, $0.1 million paid for direct acquisition costs, and $2.0 million cash acquired from Appilog. Cash was also used in the acquisition of property and equipment of $25.2 million, additional investment in a private equity fund of $2.3 million and net purchases of investments of $73.6 million. Cash spent on the acquisition of property and equipment was primarily attributable to leasehold improvements and IT infrastructure for our new headquarters in Mountain View, California and new foreign offices. In February 2004, we paid $2.2 million in cash to purchase land in Israel.

During the nine months ended September 30, 2004, our primary financing activities consisted of $332.2 million cash used to repurchase 9,675,000 shares of our common stock at an average price of $34.33 per share under the stock repurchase program approved by our Board of Directors on July 27, 2004. In addition, we received $79.9 million cash proceeds from common stock issued under our employee stock option and stock purchase plans.

In June 2003, we entered into a non-exclusive agreement (amended in February 2004) to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out, or other transfer of all or substantially all of the business, stock, or assets to which the agreement relates. The licensed technology will be combined with our other existing Mercury products, which should be generally available in the fourth quarter of 2004 or the first half of 2005. The agreement is in effect until December 31, 2006 with a right to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. Under the original agreement, we had committed to royalty payments totaling $15.0 million, of which $8.0 million had been paid as of December 31, 2003. In accordance with the addendum, the remaining royalty balance of $7.0 million was accelerated and was paid in February 2004. We recorded such payments as prepaid royalties.

At September 30, 2004, we have committed to make additional capital contributions to a private equity fund totaling $6.4 million.

We have entered into four irrevocable letter of credit agreements totaling $1.4 million with Wells Fargo & Company (Wells Fargo), of which three agreements for $1.1 million remained outstanding at September 30, 2004. Wells Fargo is a related party to us as one of the members of Board of Directors is an executive officer of Wells Fargo. Two of the agreements are related to facility lease agreements assumed by us in conjunction with the acquisition of Kintana in 2003. One of the agreements has an automatic annual renewal provision under which the expiration date cannot be extended beyond March 1, 2006 and the other agreement expired in September 2004. The third agreement is related to a facility lease agreement assumed by us in conjunction with the acquisition of Freshwater in 2001. This agreement has an automatic annual renewal provision under which the expiration dates cannot be extended beyond August 31, 2006. The fourth agreement is related to the facility lease agreement for our new headquarters in Mountain View, California. This agreement is automatically extended after January 1, 2005 unless we provide a termination notice to Wells Fargo. At September 30, 2004, no amounts had been drawn on the letters of credit.

We lease facilities for sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire through 2015. Certain of these leases contain renewal options. In addition, we lease certain equipment under various lease agreements with lease terms ranging from month-to-month up to one year. On October 21, 2003, we entered into a lease agreement for our new headquarters facility. The lease began on January 1, 2004 and expires on February 20, 2014. In April 2004, we moved from the two Kintana facilities to our new headquarters in Mountain View, California. Future payments for leases with non-cancelable terms, including leases of the two vacant facilities from Kintana acquisition, are included in the following table.

Future payments due under debt, lease, and royalty agreements at September 30, 2004 are as follows (in thousands):

	Zero Coupon Senior Convertible Notes due 2008 (2003 Notes)	4.75% Convertible Subordinated Notes due 2007 (2000 Notes) (a)	Non-Cancelable Operating Leases	Royalty Agreements	Total
2004 (remainder of year)	$—	$—	$4,735	$118	$4,853
2005	—	—	17,489	710	18,199
2006	—	—	12,055	210	12,265
2007	—	300,000	8,677	210	308,887
2008	500,000	—	6,002	160	506,162
Thereafter	—	—	25,385	100	25,485

Total	$500,000	$300,000	$74,343	$1,508	$875,851

(a)	Assuming we do not retire additional 2000 Notes during 2004 and interest rates stay constant, we estimate that we will make interest payments net of our interest rate swap of approximately $2.0 million during the remainder of 2004, approximately $8.0 million in 2005 and 2006, and approximately $4.0 million during 2007. The face value of our 2000 Notes differs from our book value. See Note 7 to the condensed consolidated financial statements for a full description of our long-term debt activities and related accounting policy.

As of September 30, 2004, we did not have any purchase commitments other than obligations incurred in the normal course of business. These amounts are accrued when services or goods are received.

In July 2000, we issued $500.0 million in Convertible Subordinated Notes due on July 1, 2007. The 2000 Notes bear interest at a rate of 4.75% per annum and are payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. Accrued interest to the redemption date will be paid by us in any such redemption. We did not redeem any portion of the 2000 Notes at September 30, 2004. From December 2001 through June 30, 2002, we retired $200.0 million face value of the 2000 Notes. The face value of the 2000 Notes was $300.0 million at September 30, 2004 and December 31, 2003.

In 2002, we entered into an interest rate swap arrangement of $300.0 million with Goldman Sachs Capital Markets, L.P. (GSCM) to hedge the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of our 2000 Notes. The interest rate swap matures in July 2007. The value of the interest rate swap is determined using various inputs, including forward interest rates, and time to maturity. Under the terms of the swap, we provided initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. Our interest rate swap was recorded as an asset in our consolidated balance sheets as of September 30, 2004 and December 31, 2003, but it has decreased in value over the past nine months. If market changes continue to negatively impact the value of the swap, the swap may become a liability in our consolidated balance sheet. In the event we chose to terminate the swap before maturity, and the swap value was unfavorable, we would be obligated to pay the market value of the swap at termination date to our counterparty.

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

See Notes 7 and 15 to the condensed consolidated financial statements for additional information regarding our 2000 and 2003 Notes and the related interest rate swap activities.

Historically, a significant amount of our income and cash flow was generated in Israel where tax rate incentives have been extended to encourage foreign investment. We may have to pay significantly more income taxes if these tax rate incentives are not renewed upon expiration, tax rates applicable to us are increased, or if we choose to repatriate cash balances from Israel to other foreign jurisdictions. In addition, our future tax provisions will depend on the mix of our worldwide income and the tax rates in effect for various tax jurisdictions.

For the nine months ended September 30, 2004 and 2003, our source of funding was mainly from cash generated by our operations. Since our operating results may fluctuate significantly, a decrease in customer demand or a decrease in the acceptance of our future products and services may impact our ability to generate positive cash flow from operations.

We continue to derive a significant portion of our overall business growth through the growth of our application management product offerings which are primarily offered on a subscription basis. The shift in the mix of license types does not impact our collections cycle as we typically invoice the customers up front for the full license amount and cash is generally received within 30-60 days from the invoice date. Our quarterly operating results are affected by the mix of license types entered into in connection with the sale of products. As revenue associated with our subscription licenses is generally recognized ratably over the term of the license, the shift in mix will also result in deferred revenue becoming a larger component of our cash provided by operations. We believe that the shift to a subscription revenue model may continue in the future as we have in the past expanded the number of offerings structured as subscription based contracts. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then the two generally become bundled together and are recognized over the term of the contract. This shift may cause us to experience a decrease or a lower rate of growth in recognized revenue in a given period, as well as continued growth in deferred revenue. Deferred revenue at September 30, 2004 was $346.6 million compared to $280.6 million at December 31, 2003. Of this increase, $31.3 million was attributable to the increase of subscription fees and $19.8 million was attributable to the increase of maintenance fees. We expect the mix of licenses to continue to fluctuate.

In the future, we expect cash will continue to be generated from our operations. We expect to spend additional cash of approximately $3.0 million to $4.0 million on leasehold improvements and IT infrastructure for our new leased campus, and other related costs during the fourth quarter of 2004. Except for cash spent for our new leased campus, we do not expect the level of cash used in investing activities to acquire property and equipment in 2004 to change significantly from 2003. We currently plan to reinvest our cash generated from operations in new short- and long-term investments in high quality financial, government, and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. Cash could be used in the future for acquisitions or strategic investments. Cash could also be used to repurchase additional equity or retire or redeem additional debt. For example, since the inception of the stock repurchase program on July 27, 2004 through October 29, 2004, cash used to repurchase our common stock under the stock repurchase program was $332.2 million. There are no transactions, arrangements, or other relationships with non-consolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

Assuming there is no significant change in our business, we believe that our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months.

Subsequent Event

On October 18, 2004, we entered into an agreement to sell a vacant building we own. The building was previously written down to its fair value and was reclassified as an asset held for sale. The asset held for sale was included in “Prepaid expenses and other assets” in our condensed consolidated balance sheet as of September 30, 2004. We anticipate closing the transaction within the next several months.

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

A determination that an arrangement fee is fixed or determinable also depends upon the payment terms relating to such an arrangement. Our customary payment terms are generally within 30-60 days of the invoice date. Arrangements with payment terms extending beyond the customary payment terms are considered not to be fixed or determinable. A determination of whether the arrangement fee is fixed or determinable is particularly relevant to revenue recognition on perpetual licenses. The amount and timing of our revenue recognized in any period may differ materially if we make different judgments.

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

We must make estimates of potential future credits, warranty cost of product and services, and write-off of bad debts related to current period product revenues. We analyze historical returns, historical bad debts, current economic trends, average deal size, changes in customer demand, and acceptance of our products when evaluating the adequacy of the sales reserve. Revenue for the period is reduced to reflect the provision for sales returns. As a percentage of current period revenues, charges against sales reserve were insignificant for the three and nine months ended September 30, 2004. Significant management judgments and estimates are made and used in connection with establishing the sales reserve in any accounting period. Material differences may result in the amount and timing of our revenues for any period if we make different judgments or use different estimates. At September 30, 2004 and December 31, 2003, sales reserve was $6.9 million and $6.1 million, respectively.

We are required to make estimates of the future sales commission expense associated with our revenues that will be recognized in future periods. We analyze historical commission rates, composition of the future revenues, and expected timing of revenue recognition of such future amounts. We make significant judgments and estimates in connection with establishing the prepaid commission in any accounting period. Material differences may result in the amount and timing of our sales commission expense for any period if we make different judgments or use different estimates. At September 30, 2004 and December 31, 2003, prepaid commissions were $30.3 million and $23.4 million, respectively.

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

We determine the recoverability of long-lived assets and certain identifiable intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Such estimation process is highly subjective and involves significant management judgment. Determination of impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. In the second quarter of 2004, we recorded an impairment charge of $6.7 million associated with one of the two buildings we own that had been placed for sale. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on long-lived assets and certain intangible assets to reduce the carrying amount of these assets. Net intangible assets and long-lived assets were $115.7 million and $118.3 million at September 30, 2004 and December 31, 2003, respectively.

Valuation of goodwill

We assess the impairment of goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	• our market capitalization relative to net book value.

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

Accounting for investments in non-consolidated companies

From time to time, we hold equity investments in publicly traded companies, privately-held companies, and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our equity investments for impairment and will record reductions in carrying values if and when necessary. For equity investments in privately-held companies and private equity funds, the evaluation process is based on information that we request from these companies and funds. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above fair value, or if a company has completed a financing with new unrelated third party investors based on a valuation significantly lower than the carrying value of our investment and the decline is other-than-temporary, it is our policy to record a loss on investment in our consolidated statement of operations. Estimating the fair value of non-marketable equity investments in technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

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

At September 30, 2004, our equity investments in non-consolidated companies were composed of investments in privately-held companies of $4.1 million, a private equity fund of $7.8 million, and a warrant to purchase common stock of Motive of $0.9 million. At September 30, 2004, our total capital contributions to the private equity fund were $8.6 million. We have committed to make additional capital contributions to this private equity fund up to $6.4 million in the future. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments, we cannot assure that we will be able to sell them at a gain or even recover our investment. A decline in the U.S. stock market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the three months ended September 30, 2004, we recorded a loss of $0.6 million on one of our investments in privately-held companies. For the nine months ended September 30, 2004, we recorded losses of $0.6 million and $0.5 million on two of our investments in privately-held companies. The losses for the three and nine months ended September 30, 2004 were partially offset by unrealized gains of $0.1 million and $0.5 million, respectively, related to a change in fair value of the Motive warrant. For the three months ended September 30, 2003, we recorded a loss of $0.2 million on one of our investments in privately-held companies. For the nine months ended September 30, 2003, we recorded losses of $0.6 million, $0.5 million and $0.4 million on three of our investments in privately held companies. The losses on our investments in privately-held companies for the three and nine months ended September 30, 2003 were partially offset by an unrealized gain of $0.2 million related to the initial value of the Motive warrant. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

The Motive warrant is treated as a derivative instrument due to a net settlement provision and it is recorded at its fair value on each reporting period. We calculate the fair value of the Motive warrant using the Black-Scholes-option-pricing model. The option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. A decline in the U.S. stock market and the market price of Motive’s common stock could contribute to volatility in our reported results of operations.

Accounting for stock options

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, and with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. No stock-based compensation has been recorded for stock options granted to our employees because we have granted stock options to our employees equal to the fair market value of the underlying stock on the date of grant. In accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, we account for the fair value of stock options assumed in a purchase business combination at the date of acquisition at their fair value calculated using the Black-Scholes option-pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the stock options.

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

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Shared-Based Payment, an amendment of Statements of Financial Accounting Standards No. 123 and 95, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed standard requires public companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. The fair value based models that companies are allowed to use could be different from the Black-Scholes option-pricing model, which is currently used by us to calculate the pro forma effect on net income and net income per share if we had applied SFAS No. 123 to employee option grants. (See Note 1 to our condensed consolidated financial statements for the disclosure of the pro forma information for the three and nine months ended September 30, 2004 and 2003, if we had applied SFAS No. 123.) However, the actual impact to our results of operations upon adoption of the proposed standard could be materially different from the pro forma information included in Note 1 to our condensed consolidated financial statements due to differences in the option-pricing model used, estimates and assumptions required, and options to be included in the calculation upon adoption. The fair value based models require the input of highly subjective assumptions and do not necessarily provide a reliable single measure of the fair value of our stock options. The effective date of the proposed standard is currently for interim or annual periods beginning after June 15, 2005. We closely monitor the status of this proposed standard and will evaluate the impact on our financial position and results of operations at such time when the final standard is issued.

Estimating forward contract terms

To mitigate our exposure to foreign currency fluctuations, we enter into forward contracts to manage foreign currency exposures related to certain foreign currency denominated intercompany balances attributable to subsidiaries and foreign offices in the Americas, Europe, Middle East, and Africa, Asia Pacific, and Japan against fluctuations in exchange rates. We do not enter into forward contracts for speculative or trading purposes.

Recent accounting pronouncements

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-1. The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-1.The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

In June 2004, the EITF reached a consensus on EITF Issue No. 02-14, Whether an Investor Should Apply Equity Method of Accounting to Investments Other Than Common Stock. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. EITF Issue No. 02-14 is effective for periods beginning after September 15, 2004. We do not expect the adoption of EITF Issue No. 02-14 to have an impact on our consolidated financial position, results of operations or cash flows.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. In accordance with EITF Issue No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Potential shares should be calculated using the if-converted method or the net share settlement method. EITF Issue No. 04-8 is effective for periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported diluted earnings per share. Upon our adoption of the EITF Issue No. 04-8 in the fourth quarter of 2004, 9,673,050 shares issuable upon the conversion of our 2003 Notes will be included in the diluted earnings per share computation, unless these shares are deemed to be anti-dilutive. See Note 7 to the condensed consolidated financial statements for additional information regarding our 2000 and 2003 Notes.

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

To maintain our competitive position, we must continue to enhance our existing products, including our software products and services for our application management and application delivery, and IT governance solutions. We must also continue to develop new products and services, functionality, and technology that address the increasingly sophisticated and varied needs of our customers and prospective customers. The development of new products and services, and enhancement of existing products and services, entail significant technical and business risks and require substantial lead-time and significant investments in product development. In addition, many of the markets in which we operate are seasonal. If we fail to anticipate new technology developments, customer requirements, industry standards, or if we are unable to develop new products and services that adequately address these new developments, requirements, and standards in a timely manner, our products and services may become obsolete, our ability to compete may be impaired, our revenue could decline, and our operating results may suffer.

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

Our revenue targets are dependent on a projected mix of orders in a particular quarter and any failure to achieve revenue targets because of a shift in the mix of orders could adversely affect our quarterly revenue and operating results. Our license revenue in any given quarter is dependent upon the volume of perpetual orders shipped during the quarter and the amount of subscription revenue amortized from deferred revenue and, to a small degree, the amount recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and subscription licenses. The mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). In addition, if we achieve the target license mix but the overall level of orders is below the target level, then we will not meet our revenue targets which will adversely affect our operating results. In 2002, we began to effect a change in the mix of software license types to a higher percentage of subscription licenses in our application management and application delivery products. We believe that this shift may continue in the future in the event that more of our customers license our products on a subscription basis. Furthermore, if a perpetual license is sold at the same time as a subscription based license to the same customer, then the two generally become bundled together and are recognized over the term of the contract. This shift may cause us to experience a decrease in recognized revenue in a given period, as well as continued growth of deferred revenue. In addition, while subscription licenses represent a potential source of renewable license revenue, there is also the risk that customers will not renew their licenses at the end of a term.

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

In the market for application delivery solutions, our principal competitors include Compuware, Empirix, IBM Software Group, Parasoft, Worksoft, and Segue Software. In the new and rapidly changing market for application management solutions, our principal competitors include established providers of systems, storage, and network management software such as BMC Software, Computer Associates, HP OpenView (a division of Hewlett-Packard), Tivoli (a division of IBM), Wily Technologies, Veritas, and providers of managed services such as Keynote Systems. Additionally, we face potential competition in this market from existing providers of application delivery solutions such as Segue Software and Compuware. In the market for IT governance solutions, our principal competitors include enterprise application vendors such as SAP, PeopleSoft, Oracle, Lawson, and Changepoint (which was recently acquired by Compuware), as well as point tool vendors such as Niku and Primavera.

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

Our dependence on indirect distribution channels presents a number of risks, including:

•	each of our global software vendors, systems integrators, or value-added resellers can cease marketing our products and services with limited or no notice and with little or no penalty;

•	our existing global software vendors, systems integrators, or value-added resellers may not be able to effectively sell any new products and services that we may introduce;

•	we may not be able to replace existing or recruit additional global software vendors, systems integrators, or value-added resellers, if we lose any of our existing ones;

•	our global software vendors, systems integrators, or value-added resellers may also offer competitive products and services;

•	we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities; and

•	our global software vendors, systems integrators, or value-added resellers may not give priority to the marketing of our products and services as compared to our competitors’ products.

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

If we are unable to complete our assessment of internal controls over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our independent registered public accounting firm may not be able to provide the required report on the effectiveness of our internal controls, which may impact the reliability of our internal controls over financial reporting and thus adversely affect the market price of our common stock. Under the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls for financial reporting and assert that such internal controls are effective. An independent registered public accounting firm must conduct an audit to evaluate management’s assessment concerning the effectiveness of the internal controls over financial reporting and render an opinion on our assessment and the effectiveness of internal controls over financial reporting. To prepare for compliance with the Sarbanes-Oxley Act of 2002 we have undertaken certain actions including the adoption of an internal plan which includes a timeline and schedule of activities for the evaluation, test, and remediation, if necessary, of internal controls. Although we believe that our efforts will enable us to provide the required report and the independent registered public accounting firm to provide the required attestation as of our fiscal year end, we can give no assurance that such efforts will be completed in a timely manner and on a successful basis. If this were to occur, we may be unable to assert that the internal controls over financial reporting are effective, or the independent registered public accounting firm may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting, this may impact the reliability of our internal controls over financial reporting, which may adversely affect the market price of our common stock.

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

The success of our business depends on the efforts and abilities of our senior management and other key personnel. We depend on the continued services and performance of our senior management and other key personnel. We do not have long-term employment agreements with any of our key personnel. The loss of any of our executive officers or other key employees could hurt our business. The loss of senior personnel can result in significant disruption to our ongoing operations and new senior personnel must spend a significant amount of time learning our business and our systems in addition to performing their regular duties. Additionally, our inability to attract new senior executives and key personnel could significantly impact our business results.

Our international sales and operations subject us to risks that can adversely affect our revenue and operating results. International sales have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, international revenues were 38% for both the three and nine months ended September 30, 2004 and 35% and 36% for the three and nine months ended September 30, 2003, respectively. We face risks associated with our international operations, including:

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

Any of these risks could harm our international operations and reduce our international sales. For example, some countries in Europe, the Middle East, and Africa already have laws and regulations related to technologies used on the Internet that are more strict than those currently in force in the U.S. Any or all of these factors could cause our business and operating results to be harmed.

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

Other factors that could increase our effective tax rate include the effect of changing economic conditions, business opportunities, and changes in tax laws and rulings. We have in the past and may continue in the future to retire amounts outstanding under our 2000 Notes. To the extent that these repurchases are completed below the par value of the 2000 Notes, we may generate a taxable gain from these repurchases. These gains may result in an increase in our effective tax rate. Merger and acquisition activities, if any, could result in nondeductible expenses, which may increase our effective tax rate. In addition, we are currently evaluating the migration of the economic ownership of the technology acquired from Performant and Kintana to our Israeli subsidiary in 2005. The migration may lead to an increase in our effective tax rate. In the event that we do not migrate the technology, our effective tax rate may also increase due to a greater portion of U.S. source income associated with the technology acquired from Performant and Kintana.

Our financial results may be positively or negatively impacted by foreign currency fluctuations. A substantial portion of our research and development activities are performed in Israel. In addition, our foreign operations are generally transacted through our international sales subsidiaries and offices in the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific (APAC); and Japan. The Americas includes Brazil, Canada, Mexico, and the United States of America. EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. As a result, these sales and related expenses are denominated in currencies other than the U.S. dollar. Because our financial results are reported in U.S. dollars, our results of operations may be positively or adversely impacted by fluctuations in the rates of exchange between the U.S. dollar and other currencies, including:

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

We attempt to limit foreign exchange exposure through operational strategies and by using forward contracts to offset the effects of exchange rate changes on intercompany trade balances. This occasionally requires us to approximate the intercompany balances. We may not be successful in making these estimates. If these estimates are overstated or understated during periods of currency volatility, we could experience material currency gains or losses on forward contracts and our financial position and results of operations may be significantly impacted.

Acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, or divert the attention of our management and may result in financial results that are different than expected. In July 2004, we acquired Appilog. In August 2003, we acquired Kintana. In addition, in May 2003, we completed our acquisition of Performant and in May 2001, we acquired Freshwater Software. In the event of any future acquisitions, we could:

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

If we are required to account for stock options under our employee stock plans as a compensation expense, our net income and our earnings per share would be significantly reduced or may reflect a loss. There has been an increasing public debate about the proper accounting treatment for equity-based compensation, such as employee stock options and employee stock purchase plan shares, and whether they should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standards Board issued a proposed statement, Shared-Based Payment, an amendment of Statements of Financial Accounting Standards No. 123 and 95, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed standard requires public companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. The effective date of the proposed standard is currently for interim or annual periods beginning after June 15, 2005. If we elected or were required to record an expense for our employee stock plans using the fair value based method, we would be required to recognize significant stock-based compensation charges. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing model and disclose the pro forma impact on net income (loss) and net income (loss) per share in Note 1 to our condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003. Although we are not currently required to record any stock-based compensation expense using the fair value based model in connection with employee option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future accounting standards will require us to treat all stock-based compensation as a compensation expense in our consolidated statements of operations using the fair value based method.

Investments may become impaired and require us to take a charge against earnings. At September 30, 2004, our equity investments in non-consolidated companies were composed of investments in privately-held companies of $4.1 million, a private equity fund of $7.8 million and a warrant to purchase common stock of Motive of $0.9 million. At September 30, 2004, our total capital contributions to this private equity fund were $8.6 million. We have committed to make additional capital contributions to this private equity fund up to $6.4 million in the future. We may be required to incur charges for the impairment of value of our investments. For example, for the three months ended September 30, 2004, we recorded a loss of $0.6 million on one of our investments in privately-held companies. For the nine months ended September 30, 2004, we recorded losses of $0.6 million and $0.5 million on two of our investments in privately-held companies. Unrealized gains related to a change in fair value of the Motive warrant were $0.1 million and $0.5 million for the three and nine months ended September 30, 2004, respectively. For the three months ended September 30, 2003, we recorded a loss of $0.2 million on one of our investments in privately-held companies. For the nine months ended September 30, 2003, we recorded losses of $0.6 million, $0.5 million and $0.4 million on three of our investments in privately-held companies. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months. We closely monitor the financial health of the private companies in which we hold minority equity investments. We may continue to make investments in other companies. If we determine in accordance with our standard accounting policies that an impairment has occurred, then additional losses would be recorded.

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

Leverage and debt service obligations for $800.0 million in outstanding Notes may adversely affect our cash flow. On April 29, 2003, we issued our 2003 Notes, with a principal amount of $500.0 million, in a private placement, and in July 2000, we completed the offering of the 2000 Notes with a principal amount of $500.0 million. From December 2001 through September 30, 2004, we retired $200.0 million face value of our 2000 Notes. We continue to carry a substantial amount of outstanding indebtedness, primarily the 2000 Notes and the 2003 Notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, and other amounts in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

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

In addition, the 2003 Notes would be included in our diluted net income per share calculation if our common stock price reaches a specified threshold or if specified corporate transactions have occurred and if we elect to settle in stock instead of cash. In this case, 9,673,050 shares would be included in the diluted weighted average common shares and equivalents. In September 2004, the Emerging Issues Task Force reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Upon our adoption of the EITF Issue No.04-8 in the fourth quarter of 2004, 9,673,050 shares issuable upon the conversion of our 2003 Notes will be included in the diluted earnings per share computation, unless these shares are deemed to be anti-dilutive. We are also required to retrospectively restate previously reported diluted earnings per share. We are currently determining the effect of adopting ETIF Issue No. 04-8 on our diluted earnings per share for the previous periods.

Finally, our newly approved stock repurchase program approved by the Board of Directors on July 27, 2004, pursuant to which we may repurchase up to $400.0 million of our common stock may leave us with less cash to repay our 2000 Notes and 2003 Notes. Since inception of the stock repurchase program through October 29, 2004, we have repurchased 9,675,000 shares of our common stock at an average price of $34.33 per share for an aggregate purchase price of $332.2 million.

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

The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended October 29, 2004, the closing sale prices of our common stock as reported on the NASDAQ National Market ranged from a high of $54.00 to a low of $32.36. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Interest Rate Risk:

We mitigate market risk associated with our investments by placing our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. In addition, we have classified all of our debt securities investments as “held to maturity.” Marketable equity securities are classified as available-for-sale short-term investments. At September 30, 2004, we did not hold any marketable equity securities. At September 30, 2004, $300.6 million, or 28% of our cash, cash equivalents, and investment portfolio have original maturities of less than 90 days, and an additional $175.4 million, or 17% of our cash, cash equivalents, and investment portfolio carried original maturities of less than one year. All investments mature, by policy, in less than three years. Information about our investment portfolio in debt securities is presented in the table below, which states notional amounts and related weighted-average interest rates. Amounts represent maturities from the reporting date to the dates shown below for each of the twelve-month periods (in thousands):

	September 30,			Total	Fair Value
	2005	2006	2007
Investments maturing within 30 days at September 30, 2004:
Fixed rate	$159,427	—	$—	$159,427	$159,431
Weighted average rate	1.89%	—	—	1.89%	—
Investments maturing 30 days after September 30, 2004:
Fixed rate	$250,363	$192,813	$390,108	$833,284	$832,243
Weighted average rate	1.90%	2.43%	2.45%	2.28%	—

Total investments	$409,790	$192,813	$390,108	$992,711	$991,674

Weighted average rate	1.90%	2.43%	2.45%	2.22%	—

Our long-term investments include $588.7 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

The fair value of our 2000 Notes fluctuates based upon changes in the price of our common stock, changes in interest rates, and changes in our creditworthiness. The fair market value of our 2000 Notes at September 30, 2004 was $299.3 million while the face value and book value was $300.0 million and $307.9 million, respectively. To mitigate the risk of fluctuation in the fair value of our 2000 Notes, we entered into an interest rate swap arrangement. The fair value of our 2003 Notes fluctuates based upon changes in the price of our common stock and changes in our creditworthiness. The fair market value of the 2003 Notes at September 30, 2004 was $480.0 million while the face value and the book value was $500.0 million. See Note 7 to the condensed consolidated financial statements for transactions regarding our 2000 and 2003 Notes.

In January and February, 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. In November 2002, we merged the two interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) into a single interest rate swap with GSCM to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap of $300.0 million, with a maturity date of July 2007, is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on our 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in LIBOR throughout the life of our 2000 Notes. The interest rate swap creates a market exposure to changes in LIBOR. If LIBOR increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis. The value of the interest rate swap is determined using various inputs, including forward interest rates, and time to maturity. Our interest rate swap was recorded as an asset in our consolidated balance sheets as of September 30, 2004 and December 31, 2003, but it has decreased in value over the past nine months. If market changes continue to negatively impact the value of the swap, the swap may become a liability in our consolidated balance sheet. In the event we chose to terminate the swap before maturity, and the swap value was unfavorable, we would be obligated to pay the market value of the swap at termination date to our counterparty. According to the terms of the swap, we provided initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We classified the initial collateral and will classify any additional collateral as restricted cash in our consolidated balance sheets. If the price of our common stock exceeds the original conversion or redemption price of the 2000 Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the 2000 Notes. If we call the 2000 Notes at a premium (in whole or in part), or if any of the holders of the 2000 Notes elected to convert the 2000 Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted our 2000 Notes. We have credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligation under the swap is guaranteed by the Goldman Sachs Group L.P.

Also, see Notes 7 and 15 to the condensed consolidated financial statements for additional information regarding our 2000 Notes and the interest rate swap activities.

Foreign exchange rate risk

A portion of our business is conducted in currencies other than the U.S. dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenue. We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency denominated intercompany balances attributable to subsidiaries and foreign offices in the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific (APAC); and Japan. The Americas includes Brazil, Canada, Mexico, and the United States of America. EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. We had outstanding forward contracts with notional amounts totaling $27.6 million and $31.5 million at September 30, 2004 and December 31, 2003, respectively. The forward contracts in effect at September 30, 2004 matured on October 29, 2004 and were hedges of certain foreign currency transaction exposures in the British Pound, Danish Kroner, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Korean Won, Norwegian Kroner, South African Rand, Swedish Kroner, and Swiss Franc.

We also utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Canadian Dollar, Hong Kong Dollar, Israeli Shekel, and Singapore Dollar. We had outstanding forward contracts with notional amounts totaling $21.6million and $42.6 million at September 30, 2004 and December 31, 2003, respectively.

Gains or losses on forward contracts are recognized as “Other income (expense), net” in our consolidated statement of operations in the same period as gains or losses on the underlying revaluation of intercompany balances and non-functional currency balances. Net gains or losses on forward contracts and the underlying balances did not have any material impact to our financial position. We do not believe an immediate increase of 10% in the exchange rates of the U.S. dollar to other foreign currencies would have a material impact on our operating results or cash flows.

Investment risk

From time to time, we have equity investments in public companies, privately-held companies, and private equity funds for business and strategic purposes. At September 30, 2004, our investments in privately-held companies and a private equity fund were $4.1 million and $7.8 million, respectively. Through September 30, 2004, we have made capital contributions to the private equity fund totaling $8.6 million and we have committed to pay up to $6.4 million in the future.

If the privately-held companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments, we cannot assure that we will be able to sell them at a gain or even recover our investment. A decline in the U.S. stock market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on our investments in these public and private companies. We have a policy to review our equity investments portfolio. If we determine that the decline in value in one of our equity investments is other-than-temporary, we record a loss on investment in our consolidated statement of operations to write down these equity investments to the market value.

For the three months ended September 30, 2004, we recorded a loss of $0.6 million on one of our investments in privately-held companies. For the nine months ended September 30, 2004, we recorded losses of $0.6 million and $0.5 million on two of our investments in privately-held companies. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

In addition, we have a warrant to purchase common stock of Motive, Inc. The warrant is treated as a derivative instrument due to a net settlement provision. The Motive warrant is marked to market at each reporting date using the Black-Scholes option-pricing model. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. Any significant fluctuations in the common stock price of Motive may have an impact on our financial positions and results of operations. The fair value of the warrant was $0.9 million and $0.4 million as of September 30, 2004 and December 31, 2003, respectively.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Issuer

The following summarizes the stock repurchase activity for the quarter ended September 30, 2004 and the approximate dollar value of shares that may yet be purchased under the stock repurchase plan (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2004 to July 31, 2004	—	$—	—	$—
August 1, 2004 to August 31, 2004	9,675	$34.33	9,675	$67,815
September 1, 2004 to September 30, 2004	—	$—	—	$67,815

Total	9,675		9,675

(1)	On July 27, 2004, our Board of Directors approved a program to repurchase up to $400.0 million of our common stock. The stock repurchase program expires on July 27, 2006. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. Since the inception of the stock repurchase plan on July 27, 2004 through September 30, 2004, $332.2 million was utilized and $67.8 million remains available for future stock repurchases under the program.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY INTERACTIVE CORPORATION (Registrant)
Dated: November 9, 2004
	By:	/s/ Douglas P. Smith
Douglas P. Smith, Executive Vice President and Chief Financial Officer Principal Financial Officer
	By:	/s/ Bryan J. LeBlanc
Bryan J. LeBlanc, Vice President, Finance and Operations Principal Accounting Officer