Form 10-K
period 2004-12-31
MERCURY INTERACTIVE CORP
filed 2005-03-14
CIK 867058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(650) 603-5200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.002 par value

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  YES  ☒    NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,500,862,858 as of June 30, 2004, based upon the closing sale price reported for that date on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2005 was 86,199,828.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2005 Annual Meeting of Stockholders to be held May 19, 2005 are incorporated by reference in Part II and III of this Annual Report on Form 10-K.

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

Mercury, Mercury Interactive, the Mercury logo, LoadRunner, ProTune, QuickTest Professional, SiteScope, TestDirector, and WinRunner are trademarks of Mercury Interactive Corporation in the United States and may be registered in certain jurisdictions. The absence of a trademark from this list does not constitute a waiver of Mercury’s intellectual property rights concerning that trademark.

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

General

Industry Overview

The importance of enterprise software applications in today’s business environment cannot be overstated. Some analysts project that up to 90-percent of business processes are automated in enterprise applications. As a result, maximizing the value of enterprise software applications is a critical factor in overall business success. Yet it is increasingly difficult for chief information officers (CIOs) to deliver business value while managing costs, risks, and compliance against a changing backdrop of increasing business and technology complexity. To address these challenges, many of our global customers are turning to business technology optimization (BTO), the industry strategy for maximizing the business value of Information Technology (IT). BTO applies business and quality management practices coupled with software to optimize the business results of IT. Global 2000 companies use the principles and practices of BTO to automate and optimize IT itself. BTO is about ensuring that every dollar invested in IT, every resource allocated, and every application in development or in production is fully aligned towards business goals. BTO helps CIOs and IT executives achieve their top priorities, which include:

•	maximize and demonstrate the business value of IT;

•	align IT strategy with business priorities;

•	reduce IT spending; and

•	control risks and improve regulatory compliance.

Company Overview

We are a leading provider of software and services for the BTO marketplace. Mercury was incorporated in 1989, and began shipping software quality testing products in 1991. Since 1991, we have introduced a variety of BTO software and service offerings, including offerings in application delivery for testing software quality and performance in pre-production, application management for monitoring and managing application availability in production, and IT governance for managing IT’s portfolio of projects, processes, priorities, and resources.

Our BTO offerings for application delivery, application management, and IT governance help customers maximize the business value of IT by optimizing application quality and performance as well as managing IT costs, risks, and compliance. The Mercury BTO offerings include:

•	Our IT governance offerings help customers govern and manage the priorities, people, and processes required to run an IT organization like a business.

•	Our application delivery offerings help customers optimize their custom and packaged business applications by improving the quality and performance of those applications, while reducing the time and costs required to deploy them.

•	Our application management offerings help customers optimize the performance and availability of applications in production and resolve problems quickly and proactively.

•	Most of our offerings are available as a managed service over the Internet. Our managed service is a “software as a service” offering that allows our customers have the flexibility of choosing which Mercury software to run themselves and which software will be outsourced to us.

•	We also provide a wide range of customer support and professional service offerings that enable our global partners and customers to implement, customize, manage, and extend our BTO offerings.

2004 Business Acquisitions and Technology License Agreement

On July 1, 2004, we acquired Appilog, Inc., a privately-held company. The acquisition of Appilog, a leading provider of auto-discovery and application mapping software, extended our capabilities in application management and BTO. Appilog’s products, now marketed and sold as Mercury Application Mapping, automatically manage the complex and dynamic relationships between enterprise applications and their supporting infrastructure. This technology helps customers to discover application dependencies on infrastructure, automatically detect and visually depict changes to applications and infrastructure, and visualize the business impact of planned and unplanned changes and infrastructure failures.

On November 16, 2004, we announced an OEM relationship with HyPerformix to enhance our capacity planning offering. The new offering, Mercury Capacity Planning (Powered by HyPerformix), allows IT teams to make the right tradeoffs between the performance and scalability of mission-critical business applications and the costs of their underlying infrastructure.

Products and Services

Our portfolio of BTO products and services is strategically organized around three product lines: IT governance, application delivery, and application management. Our BTO offerings, called Mercury Optimization Centers, consist of integrated software, services, and best practices within each center that enable companies to use a center of excellence approach to govern the priorities, processes, and people of IT, while maximizing the quality, performance, and availability of software applications. These Optimization Centers allow our existing customers to expand from tactical initiatives to an enterprise approach to BTO.

IT Governance Offerings

Our IT Governance offerings are used by CIOs and IT executives to prioritize and automate IT business processes from demand through production. These IT Governance offerings help customers optimize and align IT strategy and execution with business goals, reduce the cost of day to day operations, and improve business value and competitiveness.

Mercury IT Governance Center

Mercury IT Governance Center provides integrated capabilities for managing the strategic components of IT. It provides real-time data to consolidate key governance functions such as demand management, portfolio and project management, resource management, and a comprehensive system to help comply with regulations such as the Sarbanes-Oxley Act of 2002. It offers support for quality programs and process control frameworks such as Six-Sigma, CMMI, ITIL, ISO-9000, and COBiT. In addition, it integrates workflow, security, execution, and reporting services.

Mercury IT Governance Center core products include:

•	Mercury IT Governance Dashboard provides visibility into IT trends, status, and deliverables so that customers can make and execute real-time decisions. It provides a comprehensive real-time view of all IT initiatives and operations through a single point of access, and provides the centralized visibility and control essential to building a high-performance IT organization.

•	Mercury Demand Management is used to manage all the demand placed on IT. It allows customers to consolidate, prioritize, and fulfill both strategic projects and day-to-day activities. It also allows customers to manage service levels.

•	Mercury Portfolio Management is used to govern IT portfolios by evaluating, prioritizing, balancing, and approving both new initiatives and customers’ existing portfolio; analyzing different what-if scenarios, and ensuring alignment with business strategy and IT resource constraints. It lets business and IT stakeholders collaboratively govern their entire IT portfolio, with “apples-to-apples” comparisons and multiple levels of input, review, and approval.

•	Mercury Program Management is used to collaboratively manage IT programs from concept to completion. It allows customers to automate and align processes for managing scope, risk, quality, issues, and schedules. Customers can deliver complex programs with the highest quality and capabilities, on time and on budget.

•	Mercury Project Management enables collaborative project management for both repetitive projects, such as installing a new release of an HRMS application, and one-time projects, such as developing a new e-commerce capability. It allows customers to accelerate project delivery while reducing project costs.

•	Mercury Change Management is used to plan, package, release, and deploy changes to customers’ applications portfolios. It delivers best practice software change management processes across platforms (mainframe, UNIX, NT, Linux), types of change (code, configurations, content), environments (Java, C, COBOL), or applications (Oracle, PeopleSoft, SAP, Siebel, custom, legacy).

•	Mercury Financial Management is used to manage IT portfolios with real-time visibility into financial performance. It offers automatic real-time calculations of costs and variances, giving customers detailed comparisons of project health. It also provides real-time visibility into budgets, costs (both labor and non-labor), programs, projects, and overall IT demand—without costly integrations to multiple data sources.

•	Mercury Resource Management is used to manage resource capacity and allocation. It balances resource supply, including both staffing levels and skill base, with incoming demand, giving full visibility and control over project demand, such as deploying new web-based services, as well as day-to-day demand, such as provisioning new employees and installing vendor patches.

•	Mercury Time Management helps customers focus on value-added activities by streamlining time collection and improving accuracy across the wide range of work performed by IT.

•	Mercury Object Migrator automates the deployment of AOL (Application Object Library) setups between Oracle E-Business Suite instances—saving time, money, and reducing errors.

•

Mercury IT Governance Foundation enables customers to efficiently implement, protect, scale, and administer their Mercury IT Governance Center. It provides an integrated transaction processing architecture with shared services available across all IT Governance applications. IT Governance

Foundation enables customers to minimize the total cost of ownership of their IT management applications. By sharing common services across Mercury IT Governance Center, our Foundation is less costly to administer and easier to learn and use.

Application Delivery Offerings

Our application delivery offerings help customers to optimize the quality and performance of both custom-built and pre-packaged software applications before they go into production. We offer two Mercury Optimization Centers for application delivery that automate critical delivery functions, including test management, business-process test design, functional and regression testing, load-testing, performance tuning, capacity planning, and diagnostics. These products and technologies are used to optimize the pre-production software development, customization, and integration processes. Our application delivery offerings enable customers to make informed “go live” decisions, decrease software defects, reduce the time and cost of deploying new software or software upgrades, and help ensure that software applications will produce their intended business results. In addition, certain of the capabilities of our two optimization centers are available through a managed service as application delivery services.

Mercury Quality Center

Mercury Quality Center is used by developers, quality assurance teams, and business analysts to perform automated software testing and quality assurance across a range of IT and application environments. It combines a suite of role-based applications, a business dashboard, and an application delivery foundation to optimize and automate key quality activities, including test management, requirements and defects tracking, functional and regression testing, and business process design validation. In addition, customers can choose to have Mercury Quality Center delivered as a managed service.

Mercury Quality Center core software products include:

•	Mercury TestDirector is our global test management product that helps organizations deploy high-quality applications more quickly and effectively. Mercury TestDirector software integrates requirements management with test planning, test scheduling, test execution, and defect tracking in a single application to accelerate the quality testing process. Customers can leverage Mercury TestDirector’s core modules either as a standalone solution or integrated within a global Quality Center of Excellence.

•	Mercury QuickTest Professional is our automated testing solution for building functional and regression test suites. It provides a keyword-driven approach to structured automation, so customers can use natural language to build tests that verify user interactions and ensure business processes work as designed. Mercury QuickTest Professional supports a range of enterprise IT environments, including Web (HTML/DHTML), ..NET, Java/J2EE, ERP/CRM, client/server, mainframe, and multimedia.

•	Mercury WinRunner is our standard functional testing solution for enterprise IT applications. It captures, verifies, and replays user interactions automatically, so customers can identify defects and ensure that business processes, which might span across multiple applications and databases, work as designed upon deployment and remain reliable.

•	Mercury Functional Testing combines our functional testing products, Mercury QuickTest Professional and Mercury WinRunner, to deliver a complete solution for functional test and regression test automation—with support for nearly every software application and environment.

•	Mercury Business Process Testing provides our automated functional testing capabilities to business analysts—enabling those people who are most knowledgeable about business process and application functionality to become an integral part of the quality optimization process. Mercury Business Process Testing is a web-based test automation solution designed to enable subject matter experts to build and execute test automation without any programming knowledge.

Mercury Performance Center

Mercury Performance Center is used by developers and performance testing teams to optimize application performance in pre-production. It helps to ensure applications will scale to support the right number of users, transaction volumes, and performance levels. Mercury Performance Center combines integrated software, services, best practices, and a business dashboard for key performance optimization activities, including load-testing, performance tuning, capacity planning, and diagnostics across complex, heterogeneous computing environments. In addition, customers can choose to have Mercury Performance Center delivered as a managed service.

Mercury Performance Center core software products include:

•	Mercury LoadRunner is our industry-leading load-testing solution for predicting system scalability, behavior, and performance. Mercury LoadRunner is used to obtain an accurate picture of end-to-end system performance, verify that new or upgraded applications meet specified performance requirements, and identify and eliminate performance bottlenecks during the development lifecycle. It exercises an entire application infrastructure by emulating thousands of virtual users and employs performance monitors to identify and isolate performance bottlenecks across and within each tier. By using Mercury LoadRunner, customers can minimize testing cycles, reduce defects, optimize application performance, and accelerate application deployment.

•	Mercury Tuning (formerly ProTune) helps isolate and resolve infrastructure bottlenecks. It takes customers through a structured methodology to determine where the faults might be within the system, and then provides a centralized console to look across the system configuration to resolve problems. Mercury Tuning extends Mercury LoadRunner’s capabilities through the Safe Deployment System, allowing customers to systematically identify, isolate, and resolve infrastructure performance bottlenecks by modifying the system configuration settings.

•	Mercury Capacity Planning provides simulation modeling of real-world production environments to help customers make informed decisions about the optimal infrastructure requirements from an application end-user perspective, before going live. Mercury Capacity Planning uses HyPerformix’s Integrated Performance Suite™ technology with Mercury LoadRunner, to build models of existing or future production environments and create “what-if” scenarios of infrastructure deployment alternatives. This helps customers forecast and plan the types and quantities of key IT resources required to meet cost, performance, and utilization objectives.

•	Mercury Diagnostics is our lifecycle application diagnostics solution for J2EE, .NET, and ERP/CRM environments. It can be used in both pre- and post-production environments to find deep code and configuration level issues in enterprise applications environments, including intermittent problems, memory leaks, synchronization, deadlocks, and data dependent issues. In pre-production, Mercury Diagnostics allows customers to identify, diagnose, and resolve application problems prior to deployment.

Application Management Offerings

Our application management offerings help customers optimize business availability and problem resolution. We offer one Mercury Optimization Center as well as a managed service for application management that facilitates a strategic, business-centric approach to ensuring that production software performs at the levels required to meet business goals. Additionally, our application management offerings enable customers to proactively manage and automate the repair of production problems, which reduces the business ramifications of downtime.

Mercury Business Availability Center

Mercury Business Availability Center is used by IT operations teams to maximize business availability, manage IT operations from a business perspective, minimize downtime, and ensure applications are meeting established service levels with customers. Comprised of integrated applications, a business dashboard, and an application management foundation, Mercury Business Availability Center is used to manage application performance and availability according to service levels and business priorities, automatically discover and map the dynamic relationships between applications and underlying infrastructure, quantify the business impact of application downtime, and prioritize problem resolution based on business impact and service-level compliance. In addition, customers can choose to have Mercury Business Availability Center delivered as a managed service.

Mercury Business Availability Center core software products include:

•	Mercury Application Management Dashboard (formerly Topaz Business Availability) is our interactive dashboard that provides real-time visibility into key application-enabled business processes. By monitoring application performance and availability in real time, Mercury Application Management Dashboard helps IT and business executives measure the results delivered by production applications.

•	Mercury Service Level Management (formerly Topaz for Service Level Management SLM) enables customers to proactively manage service levels from the business perspective. It provides service level reporting for enterprises and service providers to measure application service levels against business objectives. By using Mercury Service Level Management, customers can define realistic, quantifiable service level objectives that reflect business goals, and track performance both on a real-time basis and for offline planning purposes.

•	Mercury System Availability Management, in conjunction with Mercury SiteScope, enables customers to seamlessly deploy and maintain an enterprise infrastructure monitoring solution to achieve 100-percent coverage. It connects to existing Enterprise Management System (EMS) products or uses SiteScope to collect and monitor system availability and performance data from across the entire enterprise. Mercury System Availability Management, using SiteScope as its data collection engine, is based on a unique agentless architecture that enables centralized management, configuration, and management, which ultimately lowers the total cost of ownership.

•	Mercury Application Mapping provides real-time visibility into the dynamic relationships between enterprise applications and their underlying infrastructure. It continuously updates and maintains this topology map within a common relationship model, enabling customers to quickly assess business impact of IT issues. As a result, customers can reduce the costs and risks of managing new services and making changes to existing services.

•	Mercury End User Management proactively monitors application availability in real-time and from the end-user perspective, so customers can fix issues before end-users experience problems. It proactively emulates end-user business processes against applications on a 24x7 basis. Plus, it enables customers to assess business impact on real users across multiple domains and geographies, and manage end-user performance from a wide number of supported desktops, and handheld devices.

•	Mercury Diagnostics is our lifecycle application diagnostics solution for J2EE, .NET, and ERP/CRM environments. It can be used in both pre-production and production environments to find deep code and configuration level issues in enterprise applications environments, including intermittent problems, memory leaks, synchronization, deadlocks, and data dependent issues. In production, Mercury Diagnostics allows customers to manage, monitor, diagnose, and resolve critical application problems before they impact business or end-user performance.

•	Mercury Application Management Foundation(formerly Topaz Platform) offers an “agentless” monitoring architecture that includes our business process and end-user monitoring infrastructure, as well as an infrastructure monitoring solution. Key components include:

•	Mercury Business Process Monitor (formerly Topaz Business Process Monitor) proactively monitors enterprise applications in real-time and alerts IT Operations groups to performance problems before users experience them. Customers can monitor sites from various locations to accurately assess site performance from the perspective of different users.

•	Mercury Client Monitor (formerly Topaz Observer) gathers performance data directly from the client machine and measures the experience of real end-users as they utilize business processes. It provides unique client-monitoring capabilities to work through issues that affect inconsistently, and correlate them to failure points in the backend, network and all the way to the client’s “last mile” connection or even the desktop system itself, whether the user resides inside or outside the firewall.

•	Mercury Global Monitor (formerly Topaz Monitor) is the only solution that provides a monitoring infrastructure that allows a customer to gain insight into the end-user experience both inside and outside the firewall, from a single source. We maintain a network of host machines, or agents, to help our customers measure their end-user performance experience at any time, from anywhere.

•	Mercury Real User Monitor (formerly Topaz Prism) is a central solution for measuring the online experience of every user, from every location, all the time. With Real User Monitor, customers can quantify the business impact of performance problems and effectively prioritize resolution efforts. By providing visibility outside of the datacenter into all users, it enables customers to isolate inconsistent issues which impact individuals or groups of users.

Mercury BTO Services

Mercury Services provides a wide range of professional and educational services as well as customer support offerings that enable global partners and customers to implement, customize, manage, and extend our BTO offerings. Many of our software offerings are available as a managed service over the Internet—giving customers the flexibility of choosing to deploy Mercury software in-house, and/or outsourced to us.

Mercury Professional and Educational Services

Our professional services organization offers the expertise, knowledge, and practices to help the customer implement an enterprise-wide BTO strategy. We help the customer measure the quality of their applications and automated business processes from a business perspective, maximize technology and business performance at each stage of the application lifecycle, and use effective governance strategies to manage IT operations for continuous improvement. Post-sales support is provided by our professional services organization through training and consulting engagements. Our educational services provide a comprehensive curriculum for all our products, using different methods of delivery at multiple locations in the U.S. and worldwide. Customers must take rigorous certifications to obtain “Mercury Certified Product Consultant” and “Mercury Certified Instructor” titles. As of December 31, 2004, our professional and educational services organization consisted of 244 employees.

Mercury Customer Support

Our customer support organization provides post-sales support through renewable maintenance contracts. These contracts provide for technical support as well as software upgrades on an “if and when available” basis. Our customer support organization offers different customer support programs to suit varying needs of our global customers. Our development teams in Israel serve as an extension of our customer support organization to assist when local support centers are unable to solve a problem. We believe that a strong customer support organization is integral to both the initial marketing of our products and maintenance of customer satisfaction, which in turn enhances our brand and improves opportunity for repeat orders. In addition, the customer feedback received through our ongoing support function provides us with information on market trends and customer requirements that are strategic to ongoing product development efforts. As of December 31, 2004, our customer support organization consisted of 262 employees.

Mercury Managed Services

Our managed services offerings are a critical part of our strategy to deliver rapid time to value for our customers. These services offer customers the choice to run our software in-house or have us provide them with an outsourced offering. By deploying our software as a service over the Internet, our managed services help our customers rapidly derive more value from their IT investments while minimizing costs and risks. Our managed services provide an infrastructure that consists of server farms, a robust infrastructure for managing data, and more than 300 agent machines located in 80 cities around the world. In addition, to help customers be successful in implementing our BTO products, our managed services can be augmented with on-going knowledge transfer from our professional services. We believe that offering our customers the choice of whether to run our software internally or have us provide it as a managed service is a significant competitive advantage over vendors who only offer one or the other option. As of December 31, 2004, our managed services organization consisted of 111 employees.

Research and Development

Since our inception in 1989, we have made significant investments in research and product development. We believe that our success will depend in large part on our ability to maintain and enhance our current product lines, develop new products and solutions, maintain technological competitiveness, extend our technological leadership, and meet changing customer requirements. Our research and development organization maintains relationships with third-party software vendors and with many major hardware vendors on whose platforms our products operate.

Our primary research and development facility is located near Tel Aviv, Israel. Performing research and development in Israel offers a lower cost structure than in the U.S. Operating in Israel has also allowed us to receive tax incentives from the government of Israel (see Note 12 to the consolidated financial statements for additional information regarding our income tax provision).

We also have engineering facilities in Boulder, Colorado; Bellevue, Washington; and Mountain View, California that were acquired in conjunction with our acquisitions of Freshwater in May 2001, Performant in May 2003, and Kintana in August 2003, respectively.

For the years ended December 31, 2004, 2003, and 2002, we incurred $73.5 million, $55.6 million, and $42.2 million in research and development expenses, excluding stock-based compensation of $0.3 million, $0.3 million, and $0.5 million, respectively. As of December 31, 2004, our research and development organization consisted of 602 employees.

Sales, Marketing, and Alliance Partners

Sales

We employ highly skilled enterprise sales professionals and systems engineers to understand our customers’ needs and to explain and demonstrate the value of our products and services. We sell our products primarily through our direct sales organization, which is supported by our pre-sales systems engineers. Our sales organization also includes our inside corporate sales professionals, who are primarily responsible for smaller transactions with existing customers. As of December 31, 2004, our sales organization consisted of 945 employees.

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

Marketing

Our marketing organization is primarily responsible for aligning the needs of our customers and partners with our BTO strategy, building the value of the Mercury brand, marketing our product and service offerings, differentiating us from competitors, and enabling our global channel to sell and service our customers. Our marketing activities include integrated marketing campaigns, BTO executive summits, business and trade press tours, industry analyst briefings, global advertising, and lead generation campaigns targeted at senior IT executives. Marketing activities included direct mailings to customers and prospects, as well as attendance and sponsorship at strategic industry events and tradeshows. We also share BTO best practices with partners, existing customers and prospects through a series of events, publications, and hosting a series of Internet seminars. These activities are designed to familiarize the market with the capabilities of BTO and Mercury Optimization Center offerings. As of December 31, 2004, our marketing organization consisted of 149 employees.

Alliance Partners

We work with a wide range of partners around the globe. Our strategy is to partner with global software vendors, systems integrators, and hardware and software vendors to provide our customers with a wide breadth and depth of leading software and services to get the most value out of their initiatives. These companies include:

•	global software vendors that provide enterprise applications, such as Oracle, SAP AG, and Siebel Systems; and

•	major systems integrators, including Accenture and BearingPoint.

We derive a portion of our business from sales of our products through our alliance partners. We normally pay our alliance partners through our channel business in the form of a discount or a fee for the referral of business, which is netted against the revenue we recognize.

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

We believe that offering customers the option to license our software using term and subscription contracts provides us with an unique differentiator. Term and subscription licensing enable our customers to license the software they need for the time period they use it, while providing us with the opportunity to earn renewals and expand contracts over time.

Our products are priced to encourage customers to purchase multiple products and licenses and expand the usage of our technology. License fees depend on the product licensed, the term of the license, the number of users for the product licensed, and the locations in which such licenses are sold, as international prices tend to be higher than U.S. prices. Sales to our indirect sales channels, which are intended for resale to end-users, are made at discounts from our list prices based on the sales volume of the indirect sales channels. Original purchases of maintenance and renewal maintenance sales are priced at specified percentages of the related license fees. Training and consulting revenues are generally generated on a time and expense basis.

We recognize revenue ratably from subscription contracts whose terms generally range over a period of one to three years. Recognized revenue from these contracts was $152.1 million, $98.9 million, and $53.0 million for the years ended December 31, 2004, 2003, and 2002, respectively. Our total deferred revenue balance was $414.3 million at December 31, 2004. We expect $102.2 million of this balance to be recognized in periods after 2005. In addition, we enter into a small number of maintenance contracts that have terms greater than one year. Recognized revenue from these contracts was $28.8 million, $15.3 million, and $11.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.

We do not have any sales contracts that obligate our customers to buy any material products or services over future periods other than those sales recorded as either revenues or deferred revenues.

We have experienced seasonality in our orders and revenues which may result in seasonality in our earnings. The fourth quarter of the year typically has the highest orders and revenues for the year and higher orders and revenues than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers being typically higher in the third and fourth fiscal quarters, from our application management and application delivery businesses being typically strongest in the fourth fiscal quarter and weakest in the first fiscal quarter, and to a lesser extent, from the structure of our sales commission program. We expect this seasonality to continue in the future.

Financial Information About Geographical Areas

Financial information about geographical areas is included in Note 17 to the consolidated financial statements.

Competition

We believe that we compete favorably in each of the key components of BTO. However, the market for our business technology optimization products and services is extremely competitive, dynamic, and subject to frequent technological change. There are few substantial barriers of entry in our market. The Internet has further reduced these barriers of entry, allowing other companies to compete with us in our markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of current and potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

In the market for application delivery solutions, our principal competitors include Compuware, Empirix, IBM Software Group, Parasoft, Worksoft, and Segue Software. In the new and rapidly changing market for application management solutions, our principal competitors include BMC Software, Computer Associates, Compuware, HP OpenView (a division of Hewlett-Packard), Keynote Systems, Segue Software, Tivoli (a division of IBM), Wily Technologies, and Veritas. In the market for IT governance solutions, our principal competitors include enterprise application vendors such as SAP AG, Oracle, Lawson, and Compuware (with its acquisition of Changepoint), as well as point tool vendors such as Niku and Primavera.

We believe that the principal competitive factors affecting our market are:

•	price and cost effectiveness;

•	product functionality;

•	product performance, including scalability and reliability;

•	quality of support and service;

•	company reputation;

•	depth and breadth of BTO offerings;

•	research and development leadership;

•	financial stability; and

•	global capabilities.

Although we believe that our products and services currently compete favorably with respect to these factors, the markets for application management, application delivery, and IT governance are new and rapidly evolving. We may not be able to maintain our competitive position, which could lead to a decrease in our revenues and adversely affect our operating results. The software industry is increasingly experiencing consolidation and this could increase the resources available to our competitors and the scope of their product offerings. For example, our former IT governance competitor, PeopleSoft, was acquired by Oracle, which has substantially greater financial and other resources than we have. Our competitors and potential competitors may develop more advanced technology, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, or make more attractive offers to distribution partners and to employees. We anticipate the market for our software and services to become increasingly more competitive over time.

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

We rely on software that we license from third parties for certain components of our products and services including the technology we licensed from Hyperformix. In the future, we may license other third party technologies to enhance our products and services and meet evolving customer needs. The failure to license any necessary technology, or to maintain our existing licenses, could result in reduced demand for our products.

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

As of February 1, 2005, we have been granted or own by assignment 27 patents issued in the United States and have 10 patent applications on file with the United States Patent and Trademark Office (including continuation and divisional applications) for elements contained in our products and services. Once granted, we expect the duration of each patent will be up to 20 years from the effective date of filing of the applications. Our earliest issued patents can remain effective until April 23, 2013. In addition, we have three patents issued in Australia. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that any of our pending patent applications will be allowed, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technologies or design around any of our patents. We do not believe we are significantly dependent on any of our patents as we do not generally license our patents to other companies and do not receive any revenue as a direct result of our patents.

Although we believe that our products and services and other proprietary rights do not infringe upon the proprietary rights of third parties, third parties may assert intellectual property infringement claims against us in the future. Any such claims may result in costly, time-consuming litigation and may require us to enter into royalty or cross-license arrangements.

Personnel

As of December 31, 2004, we had a total of 2,659 employees, of which 1,307 were based in the Americas and 1,352 were based outside the Americas. Of the total, 1,094 were engaged in marketing and selling, 617 were in services and support, 602 were in research and development, and 346 were in general and administrative functions. Our success depends in significant part upon the performance of our senior management and certain key employees. Competition for highly skilled employees, including sales, technical, and management personnel, is strong in the software and technology industry. We may not be able to recruit and retain key sales, technical, and managerial employees. Our failure to attract, assimilate, or retain highly qualified sales, technical, and managerial personnel could seriously harm our business. Additionally, during 2004 we had changes in the roles, responsibilities, and personnel in our executive management. Any failures of our executive team to adopt and change to these new roles and responsibilities could have an adverse affect on our business. None of our employees are represented by a labor union, we have never experienced any work stoppages, and we believe that our employee relations are in good standing.

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

You can access financial and other information on our website at www.mercury.com/us/company/ir/. We have made all reports and amendments to reports from December 31, 2002 to December 31, 2004, available on our website. We also make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 2.	Properties

In the second quarter of 2004, we moved into four buildings in Mountain View, California that we leased in October 2003. The four leased buildings, with a total square footage of approximately 253,000, became our new headquarters. Prior to the move, we were headquartered in Sunnyvale, California in four buildings that we owned with a total square footage of approximately 156,000. In January 2004, we sold two of the three vacant buildings in Sunnyvale, California with a total square footage of approximately 50,000. As of December 31, 2004, we owned two buildings with a total square footage of approximately 106,000. On January 7, 2005, we sold one of the two buildings in Sunnyvale, California that became vacant since April 2004 with a total square footage of approximately 55,000. In addition, we lease office buildings in other locations within the Americas. As of December 31, 2004, we leased approximately 171,000 square feet of office buildings in other locations within the Americas.

Our primary research and development activities are conducted by our subsidiary in Israel in two buildings that we own with a total square footage of 255,000. We also lease two other buildings, one of which is used for research and development activities and the other of which is used for manufacturing activities. In February 2004, we purchased approximately 30,000 square feet of land near our existing offices in Israel to accommodate future expansion in research and development activities.

As of December 31, 2004, we had a total of 72 sales and support offices throughout the world, of which 38 were in the Americas, 23 were in EMEA, 9 were in APAC, and 2 were in Japan.

As of December 31, 2004, we leased office buildings in EMEA, APAC, and Japan with a total square footage of approximately 180,000, 36,000, and 7,000, respectively.

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

No matters were submitted during the fourth quarter of 2004 to a vote of the holders of our common stock through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

(a) Market for Common Stock

Our common stock is traded publicly on the NASDAQ National Market under the trading symbol “MERQ.” The following table presents, for the periods indicated, the high and low intra-day sale price per share of our common stock as reported on the NASDAQ National Market.

	High	Low
Year Ended December 31, 2003:
First Quarter	$38.63	$29.28
Second Quarter	$44.20	$29.24
Third Quarter	$52.16	$37.25
Fourth Quarter	$52.43	$42.01
Year Ended December 31, 2004:
First Quarter	$54.25	$41.21
Second Quarter	$50.94	$42.53
Third Quarter	$50.08	$31.05
Fourth Quarter	$47.44	$35.55

Holders of Record

As of March 4, 2005, there were approximately 301 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

(b) None.

(c) None.

Item 6.	Selected Consolidated Financial Data

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
License fees	$261,306	$201,047	$192,212	$203,817	$206,835
Subscription fees	152,064	98,858	53,024	32,783	9,265

Total product revenues	413,370	299,905	245,236	236,600	216,100
Maintenance fees	196,141	159,030	122,343	98,536	64,250
Professional service fees	76,036	47,538	32,543	25,864	26,650

Total revenues	685,547	506,473	400,122	361,000	307,000

Costs and expenses:
Cost of license and subscription	40,344	29,056	24,804	23,915	15,626
Cost of maintenance	15,583	11,880	11,662	10,712	4,969
Cost of professional services (excluding stock-based compensation)	62,726	36,889	24,334	20,396	21,359
Cost of revenue - amortization of intangible assets	10,019	5,189	1,833	1,118	—
Marketing and selling (excluding stock-based compensation)	314,463	238,765	193,775	182,682	147,077
Research and development (excluding stock-based compensation)	73,469	55,608	42,246	40,726	35,282
General and administrative (excluding stock-based compensation)	55,987	40,000	32,407	24,806	19,274
Stock-based compensation	821	5,992	1,163	1,999	—
Acquisition-related charges	900	11,968	—	—	—
Restructuring, integration, and other related charges	3,088	3,389	(537)	5,361	—
Amortization of intangible assets	5,544	2,281	542	29,007	—
Excess facilities charge	8,943	16,882	—	—	—

Total costs and expenses	591,887	457,899	332,229	340,722	243,587

Income from operations	93,660	48,574	67,893	20,278	63,413
Interest income	38,614	36,077	35,119	36,981	30,526
Interest expense	(20,292)	(19,551)	(23,370)	(23,636)	(11,775)
Other income (expense), net	(4,837)	(7,405)	2,747	17,113	(1,289)

Income before provision for income taxes	107,145	57,695	82,389	50,736	80,875
Provision for income taxes	22,545	16,182	17,185	16,582	16,175

Net income	$84,600	$41,513	$65,204	$34,154	$64,700

Net income per share (basic)	$0.95	$0.48	$0.78	$0.41	$0.81

Net income per share (diluted) *	$0.83	$0.41	$0.74	$0.39	$0.73

Weighted average common shares (basic)	89,060	87,124	83,938	82,559	79,927

Weighted average common shares and equivalents (diluted) *	103,207	102,401	87,640	88,567	88,745

*	Diluted net income per share and diluted common shares and equivalent for 2004 and 2003 include the effect of common stock issuable upon the conversion of the Zero Coupon Senior Convertible Notes due 2008 issued in 2003. The 2003 diluted net income per share has been retroactively adjusted to reflect the adoption of Emerging Issue Task Force No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. See Note 1 to the consolidated financial statements for the basic and diluted net income per share computation for these periods.

Certain reclassifications have been made to the consolidated statements of operations for the years ended December 31, 2003 and 2002 to conform to the presentation adopted for the year ended December 31, 2004. These reclassifications had an immaterial impact on the prior reported balances and no impact on total revenues, income from operations, or net income. See Note 1 to the consolidated financial statements for additional information on the reclassifications.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$630,321	$717,360	$527,246	$427,781	$628,743
Working capital	422,851	534,045	377,343	342,724	556,821
Total assets	2,019,950	1,970,952	1,075,283	927,625	976,375
Convertible notes	804,483	811,159	316,972	377,480	500,000
Stockholders' equity	580,986	700,369	445,168	354,345	303,032

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the leading provider of software and services for the Business Technology Optimization (BTO) marketplace. BTO is a business strategy for aligning information technology (IT) and business goals while optimizing the quality, performance, and business availability of strategic software applications and systems. Our BTO offerings for application delivery, application management, and IT governance products and services, and the Mercury Optimization Centers are designed to help our customers maximize the business value of IT by optimizing application quality and performance as well as managing IT costs, risks, and compliance.

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

We believe that the success of our model can be seen in our financial results which include significant growth in revenue and deferred revenue. To understand our financial results, it is important to understand our business model and its impact on the consolidated statement of operations and the consolidated balance sheet. We continue to offer many of our products, including a majority of our IT governance products and our application delivery products, on a perpetual license basis. We have in the past expanded the number of offerings structured as subscription based contracts. The majority of these subscription contracts are required to be recorded initially as deferred revenue in the consolidated balance sheet and then recognized in subsequent periods over the term of the contract as subscription revenue in our consolidated statement of operations (see below under Business Model). Therefore, to understand the full growth of our business, one must look at both revenue and the change in deferred revenue.

Business Model

Revenue consists of fees for the license and subscription of our software products, maintenance fees, and professional service fees. License revenue consists of license fees charged for the use of our products under perpetual or multiple-year arrangements in which the fair value of the license fee is separately determinable from undelivered items such as maintenance and/or professional services. Subscription revenue, including managed service revenue, represents license fees to use one or more software products, and to receive maintenance support (such as customer support and product updates) for a limited period of time. Since subscription licenses include bundled products and services, which are sold as a combined offering and for which the fair value of the license fee is not separately determinable from maintenance, both product and service revenue is generally recognized ratably over the term of the subscription. Maintenance revenue consists of fees charged for post-contract customer support, which are determinable based upon substantive renewal rates quoted in the contracts and, in the absence of stated renewal rates, upon separate sales of renewals to other customers. Professional service revenue consists of fees charged for product training and consulting services, the fair value of which is determinable based upon separate sales of these services to other customers without the bundling of other elements.

Due to the different treatment of subscription and perpetual licenses under applicable accounting rules, each type of license has a different impact on our consolidated financial statements. When a customer purchases a subscription license, the majority of the revenue will be recorded as deferred revenue in our consolidated balance sheet. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized as revenue. Deferred revenue is reduced as revenue is recognized. Under perpetual licenses (and some multiple-year arrangements for which separate vendor specific objective evidence of fair value exists for undelivered elements), all license revenue is recognized in the quarter that the product is delivered, with only the unused term of maintenance revenue recorded as deferred revenue. Vendor specific objective evidence of fair value is established by the price charged when that element is sold separately. Therefore, an order for a subscription license, or a perpetual license bundled with a subscription license, will result in significantly lower current-period revenue than an equal-sized order under a perpetual license. Conversely, an order for a subscription license will result in higher revenues recognized in future periods than an equal-sized order for a perpetual license. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then generally the two become bundled together and are recognized over the term of the contract.

Our product revenues in any given quarter are dependent upon the volume of perpetual license orders delivered during the current quarter and the amount of subscription revenue amortized from deferred revenue from prior quarters and, to a small degree, revenue recognized on subscription orders received during the current quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of perpetual licenses and subscription licenses. The mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets. Conversely, if our overall level of orders is below the target level but our license mix is above our targets (if we deliver more-than-expected perpetual licenses), our revenues may still meet or even exceed our revenue targets. Our ability to achieve our revenue targets is also impacted by the mix of domestic and international sales, together with fluctuations in foreign exchange rates. If there is an increase in value of other currencies relative to the U.S. dollar, our revenues from international sales may be positively impacted. On the other hand, if there is a decrease in value of other currencies relative to the U.S. dollar, our revenues from international sales may be negatively impacted.

Cost of license and subscription includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation, production personnel, and outsourcing services. It also includes costs associated with our managed services business, including personnel-related costs, fees to providers of internet bandwidth and the related infrastructure, and depreciation expense of managed services equipment. Cost of maintenance includes direct costs of providing product customer support, largely consisting of personnel-related costs, and the cost of providing upgrades to our customers. We have not broken out the costs associated with license and subscription because these costs cannot be reasonably separated between license and subscription cost of revenue. Cost of professional services includes direct costs of providing product training and consulting, largely consisting of personnel-related costs and costs of outsourcing service. License and subscription, maintenance, and professional services costs also include allocated facility expenses and allocated IT infrastructure expenses. Cost of revenue also includes a portion of amortization expenses for intangible assets that are associated to our current products. These amortization expenses were recorded as “Cost of revenue—amortization of intangible assets” in our consolidated income statement.

The costs associated with subscription licenses, which include the cost of products and services, are expensed as incurred over the subscription term. In addition, we defer a portion of our commission expense related to subscription licenses and maintenance contracts and amortize the expense over the term of the subscription or maintenance contract. See “Critical Accounting Policies and Estimates” for a full description of our estimation process for accrued liabilities.

Results of Operations

The following table sets forth, as a percentage of total revenues, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	Year ended December 31,
	2004	2003	2002
Revenues:
License fees	38%	40%	48%
Subscription fees	22	20	13

Total product revenues	60	60	61
Maintenance fees	29	31	31
Professional service fees	11	9	8

Total revenues	100	100	100

Costs and expenses:
Cost of license and subscription	6	6	6
Cost of maintenance	2	3	3
Cost of professional services (excluding stock-based compensation)	9	7	6
Cost of revenue - amortization of intangible assets	2	1	1
Marketing and selling (excluding stock-based compensation)	46	47	48
Research and development (excluding stock-based compensation)	11	11	11
General and administrative (excluding stock-based compensation)	8	8	8
Stock-based compensation	—	1	—
Acquisition-related charges	—	2	—
Restructuring, integration, and other related charges	—	1	—
Amortization of intangible assets	1	—	—
Excess facilities charge	1	3	—

Total costs and expenses	86	90	83

Income from operations	14	10	17
Interest income	6	6	9
Interest expense	(3)	(4)	(6)
Other income (expense), net	(1)	(1)	—

Income before provision for income taxes	16	11	20
Provision for income taxes	4	3	4

Net income	12%	8%	16%

Certain reclassifications have been made to the consolidated statements of operations for the years ended December 31, 2003 and 2002 in order to conform to the presentation adopted in the current year. These reclassifications had an immaterial impact on the prior reported balances and no impact on total revenues, income from operations, or net income.

Revenues

License fees

The following table summarizes license fees, subscription fees, maintenance fees, and professional service fees for the periods indicated (in thousands, except percentages):

	Year ended December 31,		Increase		Year ended December 31,		Increase
	2004	2003	in Dollars	in Percentage	2003	2002	in Dollars	in Percentage
Revenues:
License fees	$261,306	$201,047	$60,259	30%	$201,047	$192,212	$8,835	5%
Subscription fees	152,064	98,858	53,206	54%	98,858	53,024	45,834	86%
Maintenance fees	196,141	159,030	37,111	23%	159,030	122,343	36,687	30%
Professional service fees	76,036	47,538	28,498	60%	47,538	32,543	14,995	46%

Total revenues	$685,547	$506,473	$179,074	35%	$506,473	$400,122	$106,351	27%

The increase in license fee revenue for the year ended December 31, 2004 was primarily due to an increase in license sales of application delivery products of $28.8 million. The increase in license fee revenue was also attributable to an increase in IT governance license sales of $19.4 million and an increase in application management license sales of $12.1 million. We expect our license fee revenues to increase in absolute dollars for 2005.

The increase in license fee revenue for the year ended December 31, 2003 was primarily attributable to the sale of IT governance products acquired through the acquisition of Kintana and an increase of $2.7 million in application management license fees, mainly due to an increase in sales of our application management licenses. IT governance license fee revenue was $7.6 million in 2003. The increase of license fee revenue was partially offset by a decrease of $1.5 million in application delivery license fee revenue due to more customers licensing our products on a subscription basis.

Subscription fees

The increase in subscription fee revenue for the year ended December 31, 2004 was primarily due to a continuous growth in license sales of application delivery products on a subscription basis and an increase over the past two years in the license sales of our application management products. Our application management products are mainly offered on a subscription basis. The increase in license sales of application delivery products was $30.5 million while the increase in the license sales of our application management products was $20.9 million. The increase was also attributable to an increase in IT governance license sales of $1.8 million. In the event that more customers license our products on a subscription basis, we expect sales of our subscription licenses and services to continue to increase in absolute dollars in for 2005.

The increase in subscription fee revenue for the year ended December 31, 2003 was primarily attributable to an increase in license sales of $22.9 million in both application management subscription products and services and application delivery subscription due to more products being offered and more customers licensing our products on a subscription basis.

Maintenance fees

The increase in maintenance fee revenue for the year ended December 31, 2004 was primarily attributable to renewals of existing maintenance contracts and sales of first year maintenance contracts for application delivery licensed products and maintenance fees for IT governance products. The increase of maintenance fee revenue related to application delivery products, IT governance products, and application management products was $24.6 million, $10.1 million, and $2.4 million, respectively. We expect that maintenance fee revenue will continue to increase in absolute dollars for 2005.

The increase in maintenance fee revenue for the year ended December 31, 2003 was primarily attributable to an increase of $32.8 million in application delivery maintenance fee revenue due to renewals of existing maintenance contracts, an increase of $2.2 million in application management maintenance fee revenue due to renewals of maintenance contracts for products including those acquired through the acquisition of Freshwater, and $1.7 million in maintenance fee revenue from the sale of IT governance products acquired through the acquisition of Kintana.

Professional service fees

The increase in professional service fee revenue for the year ended December 31, 2004 was primarily attributable to $12.8 million in professional service fees for service engagements related to IT governance products and an increase in professional service fees of $9.7 million and $6.0 million associated with application management products and application delivery products, respectively. The professional service fee revenue grew as a result of our continuous effort to offer more training and consulting services to our customers who license our products. We expect our professional service fee revenue to continue to increase in absolute dollars for 2005.

The increase in professional service fee revenue for the year ended December 31, 2003 was attributable to $6.6 million consulting fees for service engagements related to the sale of IT governance products acquired through the acquisition of Kintana. The increase was also attributable to an increase of $5.5 million in professional service fees associated with application delivery products and an increase of $2.9 million in professional service fees associated with application management products due to a continuous growth in both of our application delivery and application management product offerings and an effort to increase our professional service offerings to our customers.

International revenues

International revenues include sales from Europe, the Middle East, and Africa (EMEA), Asia Pacific (APAC), and Japan. International revenues for the year ended December 31, 2004, compared to the year ended December 31, 2003, were affected favorably by a weakening of the U.S. dollar relative to other currencies, primarily the Euro and British Pound. Total revenues from international sales for the year ended December 31, 2004 were $262.1 million, an increase of $77.6 million or 42%, compared to $184.5 million for the year ended December 31, 2003. The increase was primarily attributable to increased sales in EMEA of $40.0 million and APAC and Japan of $15.4 million as well as fluctuations in foreign exchange rates of $22.2 million. International revenues represented 38% and 36% of our total revenues for the years ended December 31, 2004 and 2003, respectively.

International revenues for the year ended December 31, 2003, compared to the year ended December 31, 2002, were affected favorably by a weakening of the U.S. dollar relative to other currencies, primarily the Euro and British Pound. Total revenues from international sales for the year ended December 31, 2003 were $184.5 million, an increase of $46.9 million or 34%, compared to $137.6 million for the year ended December 31, 2002. The increase was primarily attributable to increased sales in EMEA of $18.4 million and APAC and Japan of $6.8 million as well as fluctuations in foreign exchange rates of $21.7 million. International revenues represented 36% and 34% of our total revenues for the years ended December 31, 2003 and 2002, respectively.

Costs of revenues and operating expenses

The following table summarizes costs of revenues for the periods indicated (in thousands, except percentages):

	Year ended December 31,		Increase		Year ended December 31,		Increase
	2004	2003	in Dollars	in Percent- age	2003	2002	in Dollars	in Percent- age
Costs of revenues:
Cost of license and subscription	$40,344	$29,056	$11,288	39%	$29,056	$24,804	$4,252	17%
Cost of maintenance	15,583	11,880	3,703	31%	11,880	11,662	218	2%
Cost of professional services	62,726	36,889	25,837	70%	36,889	24,334	12,555	52%
Cost of revenue-amortization of intangible assets	10,019	5,189	4,830	93%	5,189	1,833	3,356	183%

Total cost of revenues	$128,672	$83,014	$45,658	55%	$83,014	$62,633	$20,381	33%

Percentage of total revenues	19%	17%			17%	16%

Cost of license and subscription

The increase in cost of license and subscription for the year ended December 31, 2004 was primarily attributable to higher personnel-related costs, an increase in outsourcing expense, an increase in royalty expense, and higher allocated facility expenses. Personnel-related costs increased by $6.9 million as a result of growth in headcount. The increase was also attributable to an increase of $1.3 million in outsourcing expense related to delivery of one of our application delivery offerings and an increase of $1.2 million in royalty expense primarily associated with license agreements signed in 2004 for current products. Allocated IT infrastructure expenses increased by $0.6 million primarily due to the lease for our new headquarters. Based upon our revenue growth as described in “Revenues,” we expect cost of license and subscription to continue to increase in absolute dollars for fiscal 2005.

The increase in cost of license and subscription for the year ended December 31, 2003 was primarily attributable to an increase of $5.2 million in personnel-related costs due to an increased number of employees and an increase of $0.7 million in professional service costs related to outsourcing expense related to delivery of our application delivery offerings. The increase was partially offset by a decrease of $0.9 million in allocated facility expenses.

Cost of maintenance

The increase in cost of maintenance for the year ended December 31, 2004 was primarily due to higher personnel-related costs as a result of additional headcount to support our overall growth in business, higher consulting fees for our global expansion assessment project, higher allocated facility expenses, and higher allocated IT infrastructure expenses. Personnel-related costs, allocated facility expenses, allocated IT infrastructure expenses, and consulting fees increased by $1.1 million, $0.9 million, $0.8 million, and $0.5 million, respectively. Facility expenses and IT infrastructure expenses increased primarily due to the lease for our new headquarters. Based upon our revenue growth as described in “Revenues,” we expect cost of maintenance to increase in absolute dollars for 2005.

The increase in cost of maintenance for the year ended December 2003 was primarily due to higher personnel-related costs as a result of additional headcount to support our overall growth in business, higher consulting fees for our global expansion assessment project, higher allocated facility expenses, and higher allocated IT infrastructure expenses.

Cost of professional services

The increase in cost of professional services for the year ended December 31, 2004 was primarily attributable to higher personnel-related costs as a result of growth in headcount, an increase in outsourcing expense, higher allocated facility expenses, higher allocated IT infrastructure expenses, and to a lesser extent, an increase in consulting fees. Personnel-related costs increased by $13.3 million, of which $7.7 million was related to Kintana employees who joined us as part of that acquisition in 2003. The increase in outsourcing expense of $10.1 million was primarily due to the growth in professional services and our continuous effort to offer more training and consulting services to our customers who license our products. The increase was also attributable to higher allocated facility expenses of $1.6 million and higher allocated IT infrastructure expenses of $1.0 million. Facility expenses and IT infrastructure expenses increased primarily due to the lease for our new headquarters. Based upon our revenue growth as described in “Revenues,” we expect cost of professional services to continue to increase in absolute dollars for fiscal 2005.

The increase in cost of professional service for the year ended December 31, 2003 was primarily due to an increase of $11.0 million in personnel-related costs due to an increased number of employees, of which $3.5 million was related to Kintana employees who joined us as part of that acquisition, an increase of $0.9 million in allocated facility expenses, and an increase of $0.9 million in allocated IT infrastructure expenses. These increases were partially offset by a decrease of $0.6 million in outsourcing expense due to a higher utilization of our internal professional services group, resulting in less outsourcing activities.

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Year ended December 31,		Increase/ (Decrease)		Year ended December 31,		Increase/ (Decrease)
	2004	2003	in Dollars	in Percent -age	2003	2002	in Dollars	in Percent -age
Operating expenses:
Marketing and selling	$314,463	$238,765	$75,698	32%	$238,765	$193,775	$44,990	23%
Research and development	73,469	55,608	17,861	32%	55,608	42,246	13,362	32%
General and administrative	55,987	40,000	15,987	40%	40,000	32,407	7,593	23%
Stock-based compensation	821	5,992	(5,171)	(86)%	5,992	1,163	4,829	415%
Acquisition-related charges	900	11,968	(11,068)	(92)%	11,968	—	11,968	* %
Restructuring, integration, and other related charges	3,088	3,389	(301)	(9)%	3,389	(537)	3,926	731%
Amortization of intangible assets	5,544	2,281	3,263	143%	2,281	542	1,739	321%
Excess facilities charge	8,943	16,882	(7,939)	(47)%	16,882	—	16,882	* %

Total operating expenses	$463,215	$374,885	$88,330	24%	$374,885	$269,596	$105,289	39%

Percentage of total revenues	67%	73%			73%	67%

*	Percentage is not meaningful.

Marketing and selling

Marketing and selling expense consists of employee salaries and the related costs, sales commissions, marketing programs, sales training, campaigns, allocated facility expenses, and allocated IT infrastructure expenses.

The increase in marketing and selling expense for the year ended December 31, 2004 was primarily attributable to higher personnel-related costs due to growth in headcount, higher commission expense as a result of an increase in revenues together with growth in headcount, and an increase in consulting fees for recruiting activities and other business development activities. The increase was also attributable to an increase in allocated facility expenses, allocated IT infrastructure expenses, spending on marketing programs, and sales training. Facility expenses and IT infrastructure expenses increased primarily due to the lease for our new headquarters. The increase in the spending on marketing programs was primarily related to an increase in marketing research and brand building campaigns. Personnel-related costs and commission expense increased by $35.8 million and $21.5 million, respectively, of which personnel-related costs of $8.8 million and commission expense of $3.9 million were related to Kintana employees who joined us as part of that acquisition in 2003. In addition, consulting fees, spending on marketing programs, and sales training fees increased by $3.7 million, $2.8 million, and $1.0 million, respectively. Allocated IT infrastructure expenses and allocated facility expenses increased by $4.9 million and $3.5 million, respectively. We expect marketing and selling expense to continue to increase in absolute dollars for 2005.

The increase in marketing and selling expense for the year ended December 31, 2003 was primarily attributable to an increase of $30.5 million in personnel-related costs due to an increased number of employees and an increase of $3.7 million in commission expense due to an increase in sales revenue and the number of sales employees. This increase included personnel-related costs of $4.2 million and commission expenses of $1.0 million related to Kintana employees who joined us as part of that acquisition. The increase was also attributable to an increase of $5.5 million in marketing programs to promote our BTO initiative through a number of campaigns, an increase of $2.9 million in allocated IT infrastructure expenses, a severance charge of $1.5 million, and an increase of $1.0 million in professional services. The severance charge of $1.5 million was related to accrued salaries and bonuses for a former executive officer. In December 2003, we entered into a severance agreement with a former executive officer. In accordance with the agreement, he is entitled to salary and bonus through October 3, 2005. We also modified the terms of certain options granted to this former officer (see further discussion under stock-based compensation below). These increases were partially offset by a decrease of $0.9 million in allocated facility expenses due to a slight decrease in the headcount percentage in marketing and selling department relative to our total employees in 2003.

Research and development

Research and development expense consists of employee salaries and the related costs, consulting costs, equipment depreciation, allocated facility expenses, and allocated IT infrastructure expenses associated with the development of new products, enhancements of existing products, and quality assurance procedures.

The increase in research and development expense for the year end December 31, 2004 was primarily attributable to higher personnel-related costs of $10.6 million as a result of growth in headcount, of which $5.8 million was related to Kintana employees who joined us as part of that acquisition in 2003. The increase was also attributable to higher allocated IT infrastructure expenses of $2.2 million, higher allocated facility expenses of $2.0 million, and higher consulting fees for research and development projects of $0.7 million. Facility expenses and IT infrastructure expenses increased primarily due to the lease for our new headquarters. The increase was also attributable to a $1.0 million devaluation of the U.S. dollar to the Israeli Shekel as a substantial portion of our research and development expense was in Israeli Shekel. Based upon our product development plan, we expect research and development expense to continue to increase in absolute dollars for 2005.

The increase in research and development expense for the year ended December 31, 2003 was primarily attributable to an increase of $9.8 million in personnel-related costs due to an increased number of employees, of which $3.0 million was related to Kintana employees who joined us as part of that acquisition, an increase of $1.8 million in allocated facility expenses, and an increase of $1.7 million in allocated IT infrastructure expenses. The increase was also attributable to a $1.8 million devaluation of the U.S. dollar to the Israeli Shekel as a substantial portion of our research and development expenses were in Israeli Shekel.

General and administrative

General and administrative expense consists of employee salaries and the related costs associated with administration and management, allocated facility expenses, and IT infrastructure expenses. It also consists of fees for audit, tax, legal, and consulting services primarily for the compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

The increase in general and administrative expenses for the year ended December 31, 2004 was primarily attributable to higher personnel-related costs of $5.4 million as a result of growth in headcount and additional fees for audit, tax, and other consulting services of $6.9 million, of which $3.3 million were fees related to projects for the compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The increase was also attributable to higher allocated facility expenses of $0.9 million and higher allocated IT infrastructure expenses of $0.6 million. Facility expenses and IT infrastructure expenses increased primarily due to the lease for our new headquarters. We expect general and administrative expenses to continue to increase in absolute dollars for 2005 due to a projected increase in headcount and the implementation of a new operational and financial reporting system.

The increase in general and administrative expense for the year ended December 31, 2003 was primarily attributable to an increase of $5.8 million in personnel-related costs due to an increased number of employees, an increase of $1.2 million in professional services due to increased audit, tax and other consulting fees, and an increase of $0.9 million in allocated IT infrastructure expenses.

Stock-based compensation

Stock-based compensation for the year ended December 31, 2004 primarily consisted of amortization of unearned stock-based compensation associated with assumed options from acquisitions of Kintana and Performant in 2003. We expect to record amortization of unearned stock-based compensation of $0.3 million for 2005, $0.2 million for 2006, and less than $0.1 million for 2007.

The increase in stock-based compensation for the year ended December 2003 was primarily attributable to a one-time stock-based compensation charge related to a former executive officer. In December 2003, in connection with a severance agreement with a former executive officer, we accelerated the vesting of options to purchase 374,479 shares of common stock with exercise prices ranging from $29.29 to $60.88. The exercise period of these accelerated options and the vested portion of options to purchase 255,208 shares of common stock with an exercise price of $60.88 was extended through October 3, 2005. As a result of the modification of stock options, we recorded a stock-based compensation charge of $5.1 million based on the fair value of Mercury common stock on the date of the modification. In addition, we recorded amortization of unearned stock-based compensation totaling $0.2 million related to assumed options as a result of the acquisitions of Performant and Kintana in 2003. Amortization of unearned stock-based compensation related to assumed options from the acquisition Freshwater in 2001 was $0.6 million. Unearned stock-based compensation is amortized over the remaining vesting period of the related options on a straight-line basis.

Also, see Note 5 to the consolidated financial statements for additional information regarding the acquisitions completed in 2003 and the unearned stock-based compensation recorded in each acquisition.

Acquisition-related charges

Acquisition-related charges for the year ended December 31, 2004 of $0.9 million were related to acquired in-process research and development (IPR&D) from the acquisition of Appilog in July 2004.

Acquisition related charges of $12.0 million for the year ended December 31, 2003, were related to acquired in-process research and development from acquisitions of Performant in May 2003 and Kintana in August 2003. We recorded acquired in-process research and development because technological feasibility of Performant’s and Kintana’s in-process technology had not been established and no future alternative uses existed upon the acquisitions. No in-process research and development was recorded in 2002.

The fair value of in-process research and development was determined through the discounted cash flow approach using key assumptions for percentage of completion, future market demand, and product life cycle. Actual results from the purchase acquisitions to date did not have a material adverse impact on our business and operating results. Acquired IPR&D projects from the Appilog, Kintana, and Performant acquisitions were completed as of December 31, 2004.

Also, see Notes 5 and 6 to the consolidated financial statements for additional information regarding the acquisitions completed in 2003 and 2004 and the acquired in-process research and development recorded in each acquisition.

Restructuring, integration, and other related charges

The integration and other related charges for the year ended December 31, 2004 were primarily attributable to a milestone bonus plan associated with certain research and development activities that was signed in conjunction with the acquisition of Performant in 2003. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates. The commitment will be earned over time as milestones are achieved and expensed as a charge to the consolidated statement of operations as earned. The maximum total payment under the plan is $5.5 million, of which $5.2 million has been paid through December 31, 2004. On July 1, 2004, we completed the acquisition of Appilog. As of December 31, 2004, we had not incurred significant integration costs associated with the Appilog acquisition. We do not expect the integration costs related to the Appilog integration to be significant in future periods. We did not record any restructuring charges in 2004 and 2003.

The integration and other related charges for the year ended December 31, 2003 were primarily due to a charge of $2.8 million related to the milestone bonus plan signed in conjunction with the acquisition of Performant and integration costs of $0.6 million associated with the Kintana acquisition, primarily for employee severance and consulting services.

We did not record any integration costs for the year ended December 31, 2002. We recognized a benefit of $0.5 million for a reversal of cash charges associated with the cancellation of a marketing event for which we were able to use the deposit toward another event during 2002. The charge was originally recorded as part of the restructuring charge in 2001.

Amortization of intangible assets

The increase in amortization of intangible assets for the year ended December 31, 2004 was primarily due to the full year amortization of intangible assets related to the acquisitions of Performant in May 2003 and Kintana in August 2003, the purchase of existing technology in the third quarter of 2003, and the acquisition of a domain name in the fourth quarter of 2003. The increase was also attributable to amortization of expenses associated with intangible assets of $8.9 million acquired from the Appilog acquisition in July 2004.

The increase in amortization of intangible assets for the year ended December 31, 2003 was primarily due to the amortization of intangible assets related to the acquisitions of Performant in May 2003 and Kintana in August 2003, purchase of existing technology in the third quarter of 2003, and the acquisition of a domain name in the fourth quarter of 2003.

We amortize intangible assets on a straight-line basis over their useful lives or based on actual usage, whichever best represents the distribution of the economic value of the intangible assets.

For the years ended December 31, 2004, 2003 and 2002, $10.0 million, $5.2 million, and $1.8 million, respectively, in intangible assets were amortized to expenses related to our current products. The following table summarizes amortization of intangible assets recorded as cost of revenue for the periods indicated (in thousands):

	Year ended December 31,
	2004	2003	2002
Cost of license and subscription	$8,882	$4,808	$1,833
Cost of maintenance	1,137	381	—

	$10,019	$5,189	$1,833

Future amortization of intangible assets at December 31, 2004 is as follows (in thousands):

Year Ending December 31,
2005	$15,436
2006	11,764
2007	5,516
2008	4,253
Thereafter	1,483

$38,452

Also see Notes 5 and 6 to the consolidated financial statements for additional information regarding the acquisitions completed in 2004 and 2003 and the intangible assets acquired in each acquisition.

Excess facilities charge

Excess facilities charge for the years ended December 31, 2004 and 2003, was $8.9 million and $16.9 million, respectively, were primarily related to the write-down of three vacant buildings we owned in our Sunnyvale headquarters that had been placed for sale. In July 2003, the Board of Directors approved a plan to lease a new headquarters facility and to sell the existing buildings we owned in our Sunnyvale headquarters. In September 2003, as a result of our decision to move to a new headquarters facility and to sell two vacant buildings, we performed an impairment analysis of the vacant buildings. In the third quarter of 2003, we recognized a non-cash charge of $16.9 million to write down the net book value of the two vacant buildings that were held for sale to their appraised market value. We considered the cost to maintain the facilities until sold and sales commissions related to the sale of the buildings when we calculated the charge. On January 30, 2004, we sold the two vacant buildings in Sunnyvale, California at carrying value to a third party for $2.5 million in cash, net of $0.2 million in transaction fees.

In April 2004, we completed the move from one of the two remaining buildings we owned and we placed the vacant building for sale. We recognized a non-cash charge to write down the net book value of the vacant building that was held for sale to it appraised market value. We considered the cost to maintain the facility until sold and sales commissions related to the sale of the building when we calculated the charge. On January 7, 2005, we completed the sale of the third vacant building at carrying value to a third party for $4.9 million in cash, net of $0.3 million in transaction fees. As such, we will not record any additional impairment charge on this vacant building.

Excess facilities charge for the year ended December 31, 2004 was also related to the remaining lease payments for two leased facilities from the Kintana acquisition. In connection with our move into our consolidated headquarters, we also vacated two leased facilities from the Kintana acquisition. We recognized a non-cash charge for the remaining lease payments, as well as the associated costs to protect and maintain the leased facilities prior to returning these leased facilities to the lessor. One of these lease agreements expired in September 2004 and the other expires in December 2005. Due to the short duration of the remaining lease terms, it is not likely that we can sublease the facilities; as such, no sublease income was included in the facilities lease costs calculation. The excess facilities charge also included the write-off of leasehold improvements and the disposal of fixed assets, net of cash proceeds, associated to these facilities.

Non-operating income (expense)

The following table summarizes non-operating income (expense) for the periods indicated (in thousands, except percentages):

	Year ended December 31,		Increase/ (Decrease)		Year ended December 31,		Increase/ (Decrease)
			in	in			in	in
	2004	2003	Dollars	Percent -age	2003	2002	Dollars	Percent -age
Other income (expenses):
Interest income	$38,614	$36,077	$2,537	7%	$36,077	$35,119	$958	3%
Interest expense	(20,292)	(19,551)	(741)	4%	(19,551)	(23,370)	3,819	(16)%
Other expense, net	(4,837)	(7,405)	2,568	(35)%	(7,405)	2,747	(10,152)	(370)%

Total other income, net	$13,485	$9,121	$4,364	48%	$9,121	$14,496	$(5,375)	(37)%

Percentage of total revenues	2%	1%			1%	3%

Interest income

The increase in interest income for the year ended December 31, 2004 was attributable to an improvement in the average yields for our investments during 2004 compared to 2003, partially offset by a decrease in cash balances. The increase in interest income for the year ended December 31, 2003 was primarily attributable to an increase in cash balances, offset by a decline in interest rates in 2003 and a reduction of interest income associated with our February 2002 interest rate swap, which was included in interest income until the January and February 2002 swaps were merged into one in November 2002.

Interest expense

Interest expense for the year ended December 31, 2004 and 2003 primarily consisted of interest expense associated with the interest rate swap and the 4.75% Convertible Subordinated Notes due July 2007 (2000 Notes) which we issued in July 2000. The increase in interest expense in 2004 was due to an increase in the London Interbank Offering Rate (LIBOR) associated with our interest rate swap agreement. The decrease in interest expense in 2003 was primarily attributable to a decrease of $2.6 million in interest expense associated with our interest rate swap as a result of lower LIBOR and a change in the interest rate spread between the January 2002 swap and the November 2002 swap. The decrease was also attributable to a full year interest expense of $1.2 million associated with the portion of our 2000 Notes that were retired early in 2002.

In 2002, we entered into an interest rate swap arrangement with Goldman Sachs Capital Markets, L.P. (GSCM). The interest rate swap is designated as an effective hedge of the change in the fair value attributed to the London Interbank Offering Rate (LIBOR) with respect to $300.0 million of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on our 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The interest rate swap qualifies for hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and the related amendment.

Also, see Notes 7 and 13 to the consolidated financial statements for additional information regarding our 2000 Notes and the related interest rate swap activities.

Other income (expense), net

Other expense, net primarily consists of net gain or loss on investments in non-consolidated companies and a warrant to purchase common stock of Motive, amortization of debt issuance costs associated with the issuance of our Zero Coupon Convertible Notes due 2008 (2003 Notes) and 2000 Notes, and currency gains or losses. The decrease in other expense, net for the year ended December 31, 2004 was primarily attributable to a decrease of $2.9 million in losses on our investments in privately-held companies and a private equity fund and a realized gain of $0.3 million on the sale of available-for-sale securities. The decrease was partially offset by the full year amortization of debt issuance costs associated with our 2003 Notes issued in April 2003. Additional debt issuance costs related to the 2003 Notes was $0.7 million.

The increase in other expense, net for the year ended December 31, 2003 was attributable to an increase of $1.6 million in amortization of debt issuance costs associated with the issuance of our 2003 Notes. During 2002, we recognized a gain of $11.6 million on early retirement of our 2000 Notes. Since we did not retire any portion of our 2000 or 2003 Notes during 2003, there was no gain associated with early retirement of our Notes to reduce other expense in 2003. The increase in other expense, net was partially offset by a decrease of $1.7 million in foreign exchange losses due to a devaluation of the U.S. dollar, a decrease of $1.4 million in losses on our investments in privately-held companies and a private equity fund, and an unrealized gain of $0.4 million for the initial fair value of the Motive warrant.

The fair value of the Motive warrant was calculated using the Black-Scholes option-pricing model, which requires subjective assumptions including the expected stock price volatility. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. A decline in the U.S. stock market and the market price of Motive’s common stock could contribute to volatility in our reported results of operations. In calculating the loss to be recorded on our investments in privately-held companies and private equity funds, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

Also, see Notes 7 and 13 to the consolidated financial statements for additional information regarding our 2000 and 2003 Notes and the related interest rate swap activities.

Provision for income taxes

Historically, our operations resulted in a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire in 2005 through 2013. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. The effective tax rates for the years ended December 31, 2004, 2003, and 2002 differ from statutory tax rates principally because of our participation in taxation programs in Israel. We intend to continue to increase our investment in our Israeli operations consistent with our overall tax strategy. Other factors that cause the effective tax rates and statutory tax rates to differ include the treatment of charges for amortization of intangible assets, stock-based compensation, and in-process research and development. U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings for certain non-U.S. subsidiaries. We intend to invest these earnings indefinitely in operations outside the U.S.

Our effective tax rate decreased in 2004 compared to 2003 primarily due to an increase in the proportion of worldwide income subject to lower tax rates associated with our Israeli tax holiday.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we have recorded a current tax payable and a prepaid tax asset in the amount of $25.5 million, to be amortized to income tax expense in our consolidated statements of operations over eight years, which approximates the period over which the expected benefit is expected to be realized. At December 31, 2004 and 2003, the prepaid tax asset was $15.9 million and $19.1 million, respectively. We are currently evaluating the migration of the economic ownership of the technology acquired from Performant and Kintana to our Israeli subsidiary in 2005. This migration may lead to an increase in our effective tax rate. In the event that we do not migrate the technology, our effective tax rate may also increase due to a greater portion of U.S. source income associated with the technology acquired from Performant and Kintana.

Liquidity and Capital Resources

At December 31, 2004, our principal source of liquidity consisted of $1,138.4 million of cash and investments, compared to $1,233.7 million and $665.2 million at December 31, 2003 and 2002, respectively. The December 31, 2004 balance included $447.5 million of short-term and $508.1 million of long-term investments, compared to $589.4 million and $422.6 million of short-term and $516.3 million and $138.0 million of long-term investments in the December 31, 2003 and 2002 balances, respectively. We invested in high quality financial, government, corporate, and auction rate securities in 2004, 2003, and 2002. The overall decrease in cash and investments from December 31, 2003 was primarily due to cash used in purchase of treasury stock and capital expenditures partially offset by positive cash generated from operating activities and cash received from issuance of common stock under our stock option and employee stock purchase plans. During the year ended December 31, 2004, we generated $212.8 million of cash from operating activities, compared to $180.5 million during the year ended December 31, 2003. The increase in cash from operations during 2004, compared to 2003, was due primarily to an overall growth in our business.

During the year ended December 31, 2004, cash provided by our investing activities was $71.3 million, compared to $724.0 million cash used in investing activities during the year ended December 31, 2003. Cash proceeds from investing activities in 2004 consisted of net proceeds of $152.1 million from transactions related to our marketable securities, the sale of assets and vacant facilities of $2.7 million, and return on investment in one of the privately-held companies of $1.5 million. Cash used for investing activities during the year ended December 31, 2004 primarily consisted of net cash paid for the Appilog acquisition of $49.5 million, including $50.8 million paid in accordance with the acquisition agreement, $0.7 million paid for direct acquisition costs, less $2.0 million cash acquired from Appilog. Cash was also used in the acquisition of property and equipment of $32.7 million and additional investment in a private equity fund of $2.6 million. Cash spent on the acquisition of property and equipment was primarily attributable to leasehold improvements and IT infrastructure for our new headquarters in Mountain View, California and new foreign offices. In addition, we paid $2.2 million in cash to purchase land in Israel in February 2004.

During the year ended December 31, 2004, our financing activities primary consisted of $332.2 million cash used to repurchase 9,675,000 shares of our common stock at an average price of $34.33 per share under the stock repurchase program approved by our Board of Directors on July 27, 2004. In addition, we received $104.0 million cash proceeds from common stock issued under our employee stock option and stock purchase plans.

In June 2003, we entered into a non-exclusive agreement to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out, or other transfer of all or substantially all of the business, stock or assets to which the agreement relates. The licensed technology will be combined with our other existing products, which should be generally available in early 2006. The agreement is in effect until December 31, 2006 with the right to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. Under the original agreement, we had committed to royalty payments totaling $15.0 million, of which $8.0 million had been paid as of December 31, 2003. In accordance with the addendum, the remaining balance of $7.0 million was accelerated and was paid in February 2004. We recorded such payments as prepaid royalties.

As of December 31, 2004, we are committed to make additional capital contributions to a private equity fund totaling $6.0 million.

We have entered into four irrevocable letters of credit agreements totaling $1.4 million with Wells Fargo & Company (Wells Fargo). Three of the agreements totaling $1.2 million remained outstanding at December 31, 2004. Two of the agreements were related to facility lease agreements assumed by us in conjunction with the acquisition of Kintana in 2003. One of these agreements remains intact and has an automatic annual renewal provision under which the expiration date cannot be extended beyond March 1, 2006 and the other agreement expired in September 2004. A third agreement is related to a facility lease agreement assumed by us in conjunction with the acquisition of Freshwater in 2001. This agreement has an automatic annual renewal provision under which the expiration dates cannot be extended beyond August 31, 2006. The fourth agreement is related to the facility lease agreement for our new headquarters in Mountain View, California. This agreement is automatically extended after January 1, 2005 unless we provide a termination notice to Wells Fargo. At December 31, 2004, no amounts had been drawn on the letters of credit. Wells Fargo is a related party to us as one of the members of Board of Directors is an executive officer of Wells Fargo.

We lease our headquarters facility and facilities for sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire through 2015. Certain of these leases contain renewal options. In addition, we lease certain equipment under various lease agreements with lease terms ranging from month-to-month up to one year. In April 2004, we moved from the two Kintana facilities to our new headquarters in Mountain View, California. Future payments for leases with non-cancelable terms, including leases of the two vacant facilities from the Kintana acquisition, are included in the following table.

Future payments due under debt, lease, royalty, and license agreements at December 31, 2004 are as follows (in thousands):

	Due in
	2005	2006	2007	2008	2009	Thereafter	Total
Zero Coupon Senior Convertible Notes due 2008 (2003 Notes)	$—	$—	$—	$500,000	$—	$—	$500,000

4.75% Convertible Subordinated Notes due 2007 (2000 Notes) (a)	—	—	300,000	—	—	—	300,000

Non-cancelable operating leases	20,532	14,178	10,330	6,700	5,876	21,186	78,802

Royalty and license agreements	2,335	1,615	1,615	160	10	90	5,825

	$22,867	$15,793	$311,945	$506,860	$5,886	$21,276	$884,627

The above table does not include contractual interest payments on the 2000 Notes.

(a)	Assuming we do not retire additional 2000 Notes during 2005 and interest rates stay constant, we estimate that we will make interest payments net of our interest rate swap of approximately $9.8 million during each of 2005 and 2006, and approximately $4.9 million during 2007. The face value of our 2000 Notes differs from our book value. See Note 7 to the consolidated financial statements for a full description of our long-term debt activities and related accounting policy.

As of December 31, 2004, we did not have any purchase commitments other than obligations incurred in the normal course of business. These amounts are accrued when services or goods are received.

In July 2000, we issued $500.0 million in 4.75% Subordinated Convertible Notes due July 1, 2007. The 2000 Notes bear interest at a rate of 4.75% per annum and are payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. From December 2001 through December 31, 2004, we retired $200.0 million face value of the 2000 Notes. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. If we redeem the 2000 Notes, we will pay accrued interest up to the redemption date. We did not redeem any portion of the 2000 Notes in 2004.

In 2002, we entered into an interest rate swap agreement of $300.0 million with Goldman Sachs Capital Markets, L.P. (GSCM) to hedge the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of our 2000 Notes. The interest rate swap matures in July 2007. The value of the interest rate swap is determined using various inputs, including forward interest rates, and time to maturity. Under the terms of the swap, we provided initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. Our interest rate swap was recorded as an asset in our consolidated balance sheets as of December 31, 2004 and 2003, but continues to decrease in value as interest rates rise. If market changes continue to negatively impact the value of the swap, the swap may become a liability in our consolidated balance sheet. In the event we chose to terminate the swap before maturity, and the swap value was a liability due to an unfavorable value, we would be obligated to pay to our counterparty the market value of the swap at termination date.

In April 2003, we issued $500.0 million of Zero Coupon Senior Convertible Notes due 2008 in a private offering. The 2003 Notes mature on May 1, 2008, do not bear interest, have a zero yield to maturity and may be converted into our common stock. Holders of the 2003 Notes may convert their 2003 Notes prior to maturity only if the sale price of our common stock reaches specified thresholds or if specified corporate transactions have occurred. Upon conversion, we have the right to deliver cash instead of shares of our common stock. We may not redeem the 2003 Notes prior to their maturity. See Note 7 to the consolidated financial statements for further details on the conversion provisions for the 2003 Notes.

See Notes 7 and 13 to the consolidated financial statements for additional information regarding the 2000 and 2003 Notes and the related interest rate swap activities.

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

For the years ended December 31, 2004, 2003, and 2002, our source of funding was mainly from cash generated by our operations and from the issuance of convertible notes. Since our operating results may fluctuate significantly, a decrease in customer demand or a decrease in the acceptance of our future products and services may impact our ability to generate positive cash flow from operations.

In addition, we continue to derive a portion of our overall business growth through the growth of our application management product offerings which are primarily offered on a subscription basis. This shift in the mix of license types does not impact our collections cycle as we typically invoice the customers up front for the full license amount and cash is generally received within 30-60 days from the invoice date. Our quarterly operating results are affected by the mix of license types entered into in connection with the sale of products. As revenue associated with our subscription licenses is generally recognized ratably over the term of the license, the shift in mix will also result in deferred revenue becoming a larger component of our cash provided by operations. We believe that the shift to a subscription revenue model will continue in the future as we have in the past expanded the number of offerings structured as subscription contracts. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then the two generally become bundled together and are recognized over the term of the contract. This shift may cause us to experience a decrease or a lower rate of growth in recognized revenue, in a given period, as well as continued growth in deferred revenue. Deferred revenue at December 31, 2004 was $414.3 million compared to $280.6 million as of December 31, 2003. Of this increase, $56.2 million was attributable to the increase of subscription fees and $50.7 million was attributable to the increase of maintenance fees. We expect the mix of license to continue to fluctuate.

In the future, we expect cash will continue to be generated from our operations. For the year ending December 31, 2005, we expect to spend approximately $5.0 to $8.0 million on our customer management database and $3.2 million for a license and the related first year maintenance service of a new operational and financial reporting system that we purchased in December 2004. We expect to spend an additional $12.0 to $17.0 million in 2005 for the implementation of this new operational and financial reporting system. Except for cash spent for our customer management database, the license and the related maintenance of the new financial reporting system, we do not expect the level of cash used in investing activities to acquire property and equipment in 2005 to change significantly from 2004. We currently plan to reinvest our cash generated from operations in new short- and long-term investments in high quality financial, government, and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. Cash could be used in the future for acquisitions or strategic investments. Cash could also be used to repurchase additional equity or retire or redeem additional debt. For example, since the inception of the stock repurchase program on July 27, 2004 through March 4, 2005, cash used to repurchase our common stock under the stock repurchase program was $332.2 million. There are no transactions, arrangements, or other relationships with non-consolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

Assuming there is no significant change in our business, we believe that our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months.

Subsequent Events

On January 7, 2005, we completed the sale of the vacant building in Sunnyvale, California that was classified as held for sale in April 2004 at carrying value to a third party for $4.9 million in cash, net of $0.3 million in transaction fees.

In February 2005, we entered into a sublease agreement to lease additional buildings at our headquarters in Mountain View, California. The lease begins in May 2005 and July 2005. The agreement expires in March 2013.

In February 2005, we entered into a letter of credit line with Wells Fargo Bank for $5.0 million, of which $2.2 million has been utilized. $1.2 million is related to previously issued letters of credit associated with certain facilities we lease in California and a $1.0 million newly issued letter of credit is related to the new sublease agreement we executed for the additional building leases at our Mountain View headquarters.

Critical Accounting Policies and Estimates

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities;

•	valuation of long-lived assets and intangible assets;

•	valuation of goodwill;

•	accounting for income taxes;

•	accounting for investments in non-consolidated companies;

•	accounting for stock options.

We further discuss these policies as well as the estimates and judgments involved below. In addition, we also have other significant accounting policies. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. See Note 1 to the consolidated financial statements for the significant accounting policies used in the preparation of the consolidated financial statements.

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

Fee is fixed or determinable

With respect to each arrangement, we must determine as to whether the arrangement fee is fixed or determinable. If the fee is fixed or determinable, then revenue is recognized upon delivery of software or over the period of arrangements with our customers (assuming other revenue recognition criteria are met). If the fee is not fixed or determinable, then the revenue recognized in each quarter (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable based on our revenue recognition policy.

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

We must make estimates of potential future credits, warranty cost of product and services, and write-off of bad debts related to current period product revenues. We analyze historical returns, historical bad debts, current economic trends, average deal size, and changes in customer demand, and acceptance of our products when evaluating the adequacy of the sales reserves. Revenue for the period is reduced to reflect the sales reserve provision. As a percentage of current period revenues, charges against the sales reserves were insignificant in the years ended December 31, 2004, 2003, and 2002. Significant management judgments and estimates are made and used in connection with establishing the sales reserve in any accounting period. Material differences may result in the amount and timing of our revenues for any period if we make different judgments or use different estimates. At December 31, 2004 and 2003, the provision for sales reserves was $5.2 million and $6.1 million, respectively.

We are required to make significant judgments and estimates in connection with establishing prepaid commissions associated with revenues that will be recognized in future periods. Estimates made by us include the composition of future revenues, timing of revenue recognition and the extent to which sales quotas and commission accelerators are achieved. Commissions are paid to employees in the month after we receive an order. Commissions are calculated as a percentage of the value of an order. We analyze historical commission rates, composition of the future revenues, and the expected timing of revenue recognition related to the commissions earned by our employees. We recognize the commission expense ratably over the same period when the related revenues are recognized. The future revenues and timing of revenue recognition may change significantly from period to period based on our ability to address those items which prevent us from recognizing revenue. As a result, we are required to use estimates. Material differences may result in the amount and timing of our sales commission expense recognized for any period if we make different judgments or use different estimates.

At December 31, 2004 and 2003, prepaid commissions were $33.9 million and $23.4 million, respectively.

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

We determine the recoverability of long-lived assets and certain identifiable intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Such estimation process is highly subjective and involves significant management judgment. Determination of impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the year ended December 31, 2004, we recorded an impairment charge of $6.7 million associated with the remaining vacant building we owned that had been placed for sale. During the year ended December 31, 2003, we recorded an impairment charge of $16.9 million associated with our two vacant buildings we owned. During the year ended December 31, 2002, we did not record any impairment charges on long-lived assets or certain intangible assets. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on long-lived assets and certain intangible assets to reduce the carrying amount of these assets. Net intangible assets and long-lived assets were $116.9 million and $118.3 million at December 31, 2004 and 2003, respectively.

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

When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure this impairment based on a projected discounted cash flow. We performed an annual impairment review in the fourth quarter of 2004, 2003, and 2002. We did not record an impairment charge based on our reviews. If our estimates or the related assumptions change in the future, we may be required to record impairment charge on goodwill to reduce its carrying amount to its estimated fair value.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. In addition, to the extent that we are unable to continue to reinvest a substantial portion of our profits in our Israeli operations, we may be subject to additional tax rate increases in the future. Our taxes could increase if these tax rate incentives are not renewed upon expiration, tax rates applicable to us are increased, authorities challenge our tax strategy, or our tax strategy is impacted by new laws or rulings. To the extent that we are able to continue to reinvest a substantial portion of our profits in lower tax jurisdictions, our tax rate may decrease in the future.

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

Accounting for investments in non-consolidated companies

From time to time, we hold equity investments in publicly traded companies, privately-held companies, and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our equity investments for impairment and will record reductions in carrying values if and when necessary. For equity investments in privately-held companies and private equity funds, the evaluation process is based on information that we request from these companies and fund. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above fair value, or if a company has completed a financing with unrelated third party investors based on a valuation significantly lower than the carrying value of our investment and the decline is other-than-temporary, it is our policy to record an investment loss in our consolidated statement of operations. Estimating the fair value of non-marketable equity investments in companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

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

At December 31, 2004, our equity investments in non-consolidated companies were composed of investments in privately-held companies of $4.1 million, a private equity fund of $8.0 million, and a warrant to purchase of common stock of Motive of $0.9 million. At December 31, 2004, our total capital contributions to this private equity fund were $9.0 million. We have committed to make additional capital contributions to this private equity fund up to $6.0 million in the future. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments, we cannot assure that we will be able to sell them at a gain or even recover our investment. A decline in the U.S. stock market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the year ended December 31, 2004, we recorded losses of $0.5 million on one of our investments in privately-held companies and a loss of $0.6 million on our investment in the private equity fund. The losses for the year ended December 31, 2004 were partially offset by unrealized gains of $0.5 million related to a change in fair value of the Motive warrant. For the year ended December 31, 2003, we recorded losses of $2.4 million, $0.6 million, and $0.5 million on three of our investments in privately-held companies and a loss of $0.4 million on our investment in the private equity fund. The losses on our investments in privately-held companies and private equity fund for the year ended December 31, 2003 were partially offset by an unrealized gain of $0.4 million for the initial value of the Motive warrant. For the year ended December 31, 2002, we recorded losses of $3.4 million, $1.5 million, and $0.4 million on three of our investments in privately-held companies. In calculating the loss to be recorded, we took into account the latest valuation of each of the portfolio companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

The Motive warrant is treated as a derivative instrument due to a net settlement provision and it is recorded at its fair value on each reporting period. We calculate the fair value of the Motive warrant using the Black-Scholes option-pricing model. The option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. A decline in the U.S. stock market and the market price of Motive’s common stock could contribute to volatility in our reported results of operations.

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

On December 15, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No.123R, Shared-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The standard requires public companies to value employee stock options and stock issued under employee stock purchase plans using fair value based method on the option grant date and record it as a stock-based compensation expense. Fair value based model such as the Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option. We currently use the Black-Scholes option-pricing model to calculate the pro forma effect on net income and net income per share if we had applied SFAS No. 123 to employee option grants. (See Note 1 to our consolidated financial statements for the disclosure of the pro forma information for the years ended December 31, 2004, 2003 and 2002, if we had applied SFAS No. 123.) However, the actual impact to our results of operations upon adoption of the new standard could be materially different from the pro forma information included in Note 1 to our consolidated financial statements due to variations in estimates, assumptions, and valuation model used in the calculation. The effective date of the standard is for interim or annual periods beginning after June 15, 2005. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R will have a significant impact on our financial position and results of operations.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF No. 03-1. The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and

Equity Securities, and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF No. 03-1. We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached. The consensus reached in March 2004 also provided for certain annual disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. We adopted the annual disclosure requirements in 2004.

In June 2004, the EITF reached a consensus on EITF No. 02-14, Whether an Investor Should Apply Equity Method of Accounting to Investments Other Than Common Stock. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. EITF No. 02-14 was effective for periods beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have any impact on our consolidated financial position, results of operations, or cash flows.

In September 2004, the EITF reached a consensus on EITF No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. In accordance with EITF No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Potential shares should be calculated using the if-converted method or the net share settlement method. EITF No. 04-8 was effective for periods ending after December 15, 2004 and should be applied by retroactively adjusting previously reported diluted earnings per share. We adopted EITF No. 04-8 in the fourth quarter of 2004 and have included 9,673,050 shares issuable upon the conversion of our 2003 Notes in the diluted earnings per share computation, unless these shares are deemed to be anti-dilutive. Diluted earnings per share for the years ended December 31, 2003 has been retroactively adjusted to conform to the methodology used for the current period. See Note 7 to the consolidated financial statements for additional information regarding our 2000 and 2003 Notes.

In December 2004, the Financial Accounting Standard Board issued Statement No.123 (revised 2004) (SFAS No. 123R), Shared-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The standard requires public companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense over the service period or the vesting period. The standard also requires public companies to initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. We are required to adopt the new standard for interim or annual periods beginning after June 15, 2005. Upon the adoption of SFAS No. 123R, we can elect to recognize stock-based compensation related to employees equity awards in our consolidated statements of operations using fair value based method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of fair value based method in the notes to the consolidated financial statements for periods prior to the adoption. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect our adoption of SFAS No. 123R will have a significant impact on our financial position and results of operations.

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

Our future success may be impaired and our operating results will suffer if we cannot respond to rapid market and technological changes by introducing new products and services and continually improving the performance, features, and reliability of our existing products and services and responding to competitive offerings.    The market for our software products and services is characterized by:

•	rapidly changing technology;

•	consolidation of the software industry;

•	frequent introduction of new products and services and enhancements to existing products and services by our competitors;

•	increasing complexity and interdependence of our applications;

•	changes in industry standards and practices;

•	ability to attract and retain key personnel; and

•	changes in customer requirements and demands.

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

We expect our quarterly revenue and operating results to fluctuate, and it is difficult to predict our future revenue and operating results.    Our revenue and operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

•	fluctuations in demand for, and sales of, our products and services;

•	fluctuations in the number of large orders in a quarter, including changes in the length of term and subscription licenses;

•	changes in the mix of perpetual, term, or subscription licenses sold in a quarter;

•	changes in the mix of products or services sold in a quarter;

•	our success in developing and introducing new products and services and the timing of new product and service introductions, and order realization;

•	our ability to keep a sales force organization with adequate number of sales and services personnel;

•	our ability to introduce enhancements to our existing products and services in a timely manner;

•	changes in economic conditions affecting our customers or our industry;

•	uncertainties related to the integration of products, services, employees, and operations of acquired companies;

•	the introduction of new or enhanced products and services by our competitors and changes in the pricing policies of these competitors;

•	the discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business;

•	deferrals by our customers of orders in anticipation of new products or services or product enhancements;

•	the continuing relationships with alliance partners; and

•	the mix of our domestic and international sales, together with fluctuations in foreign currency exchange rates.

In addition, the timing of our software product revenues is difficult to predict and can vary substantially from product to product and customer to customer. We base our operating expenses on our expectations regarding future revenue levels. The timing of larger orders and customer buying patterns are difficult to forecast, therefore, we may not learn of shortfalls in revenue or earnings or other failures to meet market expectations until late in a particular quarter. As a result, if total revenues for a particular quarter are below our expectations, we would not be able to proportionately reduce operating expenses for that quarter.

We have experienced seasonality in our orders and revenues which may result in seasonality in our earnings. The fourth quarter of the year typically has the highest orders and revenues for the year and higher orders and revenues than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers being typically higher in the third and fourth quarters, from our application management and application delivery businesses being typically strongest in the fourth quarter and weakest in the first quarter, however, and to a lesser extent, from the structure of our sales commission program. In addition, the tendency of some of our customers to wait until the end of a fiscal quarter to finalize orders has resulted in higher order volumes towards the end of the quarter. We expect this seasonality to continue in the future. In the first quarter of 2004, we experienced higher orders and revenues than the fourth quarter of 2003. We do not believe that these results are indicative of a shift in the future seasonality trends that we have typically experienced in the past.

Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. If our operating results are below the expectations of investors or securities analysts, the trading prices of our securities could decline.

Our revenue targets are dependent on a projected mix of orders in a particular quarter and any failure to achieve revenue targets because of a shift in the mix of orders could adversely affect our quarterly revenue and operating results.    Our license revenue in any given quarter is dependent upon the volume of perpetual orders shipped during the quarter and the amount of subscription revenue amortized from deferred revenue and, to a small degree, the amount recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and subscription licenses. The mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). In addition, if we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets which may adversely affect our operating results. Conversely, if our overall level of orders is below the target level but our license mix is above our targets (if we deliver more-than-expected perpetual licenses), our revenues may still meet or even exceed our revenue targets. In 2002, we began to effect a change in the mix of software license types to a higher percentage of subscription licenses in our application management and application delivery products. We believe that this shift may continue in the future in the event that more of our customers license our products on a subscription basis. Furthermore, if a perpetual license is sold at the same time as a subscription based license to the same customer, then the two generally become bundled together and are recognized over the term of the contract. This shift may cause us to experience a decrease in recognized revenue in a given period, as well as continued growth of deferred revenue. In addition, while subscription and term based licenses represent a potential source of renewable license revenue, there is also the risk that customers will not renew their licenses at the end of a term.

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

In the market for application delivery solutions, our principal competitors include Compuware, Empirix, IBM Software Group, Parasoft, Worksoft, and Segue Software. In the new and rapidly changing market for application management solutions, our principal competitors include BMC Software, Computer Associates, Compuware, HP OpenView (a division of Hewlett-Packard), Keynote Systems, Segue Software, Tivoli (a division of IBM), Wily Technologies, and Veritas. In the market for IT governance solutions, our principal competitors include enterprise application vendors such as SAP AG, Oracle, Lawson, and Compuware (with its acquisition of Changepoint), as well as point tool vendors such as Niku and Primavera.

We believe that the principal competitive factors affecting our market are:

•	price and cost effectiveness;

•	product functionality;

•	product performance, including scalability and reliability;

•	quality of support and service;

•	company reputation;

•	depth and breadth of BTO offerings;

•	research and development leadership;

•	financial stability; and

•	global capabilities.

Although we believe that our products and services currently compete favorably with respect to these factors, the markets for application management, application delivery, and IT governance are new and rapidly evolving. We may not be able to maintain our competitive position, which could lead to a decrease in our revenues and adversely affect our operating results. The software industry is increasingly experiencing consolidation and this could increase the resources available to our competitors and the scope of their product offerings. For example, our former IT governance competitor, PeopleSoft, was acquired by Oracle, which has substantially greater financial and other resources than we have. Our competitors and potential competitors may develop more advanced technology, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, or make more attractive offers to distribution partners and to employees. We anticipate the market for our software and services to become increasingly more competitive over time.

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

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed.    Our ability to successfully implement our business plan and comply with regulations, including Sarbanes-Oxley Act of 2002, requires an effective planning and management system and process. We will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have licensed software from SAP AG and have begun a process to expand and upgrade our operational and financial systems. Any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record and report financial and management information on a timely and accurate basis. In addition, as we add additional functionality, new problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, impact our ability to manage our business and our results of operations, cash flows, and stock price could be negatively impacted.

Our increasing efforts to sell enterprise-wide software products and services could expose us to revenue variations and higher operating costs.    We increasingly focus our efforts on sales of enterprise-wide solutions, which consist of our entire Mercury Optimization Centers product suite and related professional services, and managed services, in addition to the sale of component products. As a result, each sale requires substantial time and effort from our sales and support staff as well as involvement by our professional services and managed services organizations and our systems integrator partners. Large individual sales, or even small delays in customer orders, can cause significant variation in our revenues and adversely affect our results of operations for a particular period. The timing of large orders is usually difficult to predict and, like many software and services companies, many of our customers typically complete transactions in the last month of a quarter and even in the last few days of a quarter.

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

Our international sales and operations subject us to risks that can adversely affect our revenue and operating results.    International sales have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, international revenues were 38%, 36%, and 34% for the years ended December 31, 2004, 2003, and 2002, respectively. We face risks associated with our international operations, including:

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

•	a decrease in the value of currencies in certain countries of the Americas, EMEA, APAC, or Japan relative to the U.S. dollar, which would decrease our reported U.S. dollar revenue and deferred revenue, as we generate sales in these local currencies and report the related revenue in U.S. dollars;

•	an increase in the value of currencies in certain countries of the Americas, EMEA, APAC, or Japan relative to the U.S. dollar, which would increase our sales and marketing costs in these countries and would increase research and development costs in Israel; and

•	an increase in the value of currencies in certain countries of the Americas, EMEA, APAC, or Japan relative to the U.S. dollar, which would increase our reported U.S. dollar revenue, as we generate revenue in these local currencies and report the related revenue in U.S. dollars.

We attempt to limit foreign exchange exposure through operational strategies and by using forward contracts to offset the effects of exchange rate changes on intercompany trade balances. This requires us to approximate the intercompany balances. We may not be successful in making these estimates. If these estimates are overstated or understated during periods of currency volatility, we could experience material currency gains or losses on forward contracts and our financial position and results of operations may be significantly impacted.

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

If we fail to achieve the financial and strategic benefits of past and future acquisitions, our operating results will be negatively impacted.

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

Future changes in financial accounting standards may adversely affect our reports results of operations.    For example, under the newly-issued Statement of Financial Accounting Standards No.123 (revised 2004) (SFAS No. 123R), Shared-Based Payment, we will be required to account for equity under our stock plans using fair value based model on the option grant date and record it as a stock-based compensation expense. Our net income and our earnings per share will be significantly reduced or may reflect a loss. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing model and disclose the pro forma impact on net income (loss) and net income (loss) per share in Note 1 to our consolidated financial statements for the years ended December 31, 2004, 2003, and 2002. A fair value based model such as the Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005, and will require us to expense shares issued under employee stock purchase plans and stock options as a stock-based compensation expense using a fair value based model.

Investments may become impaired and require us to take a charge against earnings.    At December 31, 2004, our equity investments in non-consolidated companies were composed of investments in privately-held companies of $4.1 million, a private equity fund of $8.0 million and a warrant to purchase common stock of Motive of $0.9 million. At December 31, 2004, our total capital contributions to this private equity fund were $9.0 million. We have committed to make additional capital contributions to this private equity fund up to $6.0 million in the future. We may be required to incur charges for the impairment of value of our investments. For the year ended December 31, 2004, we recorded losses of $0.5 million on one of our investments in privately-held companies and a loss of $0.6 million on our investment in the private equity fund. Unrealized gain related to a change in fair value of the Motive warrant was $0.5 million for the year ended December 31, 2004. For the year ended December 31, 2003, we recorded losses of $2.4 million, $0.6 million, and $0.5 million on three of our investments in privately-held companies, and a loss of $0.4 million on our investment in the private equity fund. The losses on our investments in privately-held companies and private equity fund for the year ended December 31, 2003 were partially offset by an unrealized gain of $0.4 million for the initial value of the Motive warrant. For the year ended December 31, 2002, we recorded losses of $3.4 million, $1.5 million and $0.4 million on three of our investments in privately-held companies. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months. We closely monitor the financial health of the private companies in which we hold minority equity investments. We may continue to make investments in other companies. If we determine in accordance with our standard accounting policies that an impairment has occurred, then additional losses would be recorded.

The Motive warrant is treated as a derivative instrument due to a net settlement provision. The warrant is recorded at its fair value on each reporting date using the Black-Scholes option-pricing model. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. Estimating the fair value of the warrant requires management judgment and may have an impact on our financial positions and results of operations.

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

We have adopted anti-takeover defenses that could delay or prevent an acquisition of our company, including an acquisition that would be beneficial to our stockholders.    We have adopted a Preferred Shares Rights Agreement (which we refer to as our Shareholder Rights Plan) on July 5, 1996, as amended. In connection with the Shareholder Rights Plan, our Board of Directors declared and paid a dividend of one preferred share purchase right for each share of our common stock outstanding on July 15, 1996. In addition, each share of common stock issued after July 15, 1996 will be issued with an accompanying preferred stock purchase right. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the Shareholder Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

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

Leverage and debt service obligations for $800.0 million in outstanding Notes may adversely affect our cash flow and operational results.    On April 29, 2003, we issued our 2003 Notes, with a principal amount of $500.0 million, in a private placement, and in July 2000, we completed the offering of the 2000 Notes with a principal amount of $500.0 million. From December 2001 through December 31, 2004, we retired $200.0 million face value of our 2000 Notes. We continue to carry a substantial amount of outstanding indebtedness, primarily the 2000 Notes and the 2003 Notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, and other amounts in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

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

In addition, 9,673,050 shares issuable upon the conversion of our 2003 Notes are included in our diluted net income per share calculation upon the adoption of Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share in the fourth quarter of 2004. As required by EITF No. 04-8, we also retroactively adjusted previously reported diluted earnings per share.

Finally, our stock repurchase program was approved by the Board of Directors on July 27, 2004, which permits us to repurchase up to $400.0 million of our common stock may leave us with less cash to repay our 2000 Notes and 2003 Notes. Since inception of the stock repurchase program through March 4, 2005, we have repurchased 9,675,000 shares of our common stock at an average price of $34.33 per share for an aggregate purchase price of $332.2 million.

Economic, political, and market conditions may adversely affect demand for our products and services.    Our customers’ decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. We believe that although the economy and business conditions appear to be improving, customers may continue to reassess their immediate technology needs, lengthen their purchasing decision-making processes, require more senior level internal approvals of purchases, and defer purchasing decisions, and accordingly, could reduce demand in the future for our products and services. In addition, the war on terrorism and the potential for other hostilities in various parts of the world have caused political uncertainties and volatility in the financial markets. Under these circumstances, there is a risk that our existing and potential customers may decrease spending for our products and services. If demand for our products and services is reduced, our revenue growth rates and operating results will be adversely affected.

The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits.    The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended February 18, 2005, the closing sale prices of our common stock as reported on the NASDAQ National Market ranged from a high of $50.60 to a low of $32.36. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results and/or quarterly guidance;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements by us or our competitors relating to strategic relationships, acquisitions or investments;

•	changes in financial estimates or other statements by securities analysts;

•	changes in general economic conditions;

•	consolidation in the software industry;

•	terrorist attacks, and the effects of war;

•	conditions or trends affecting the software industry and the Internet;

•	changes in the rating of our notes or other securities; and

•	changes in the economic performance and/or market valuations of other software and high-technology companies.

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

Interest Rate Risk:

We mitigate market risk associated with our investments by placing our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. We have classified all of our debt securities investments as either held-to-maturity or available-for-sale. Marketable equity securities are classified as short-term investments. At December 31, 2004, we did not hold any marketable equity securities. At December 31, 2004, $182.9 million, or 16.1% of our cash, cash equivalents, and investment portfolio have original maturities of less than 90 days, and an additional $447.5 million, or 39.3% of our cash, cash investment portfolio had original maturities of less than one year. All debt securities classified as held-to-maturity investments mature in less than three years from the date of purchase as required by our policy. From time to time, we also invest in auction rate securities, which we classify as available-for-sale investments. Information about our investment portfolio in debt securities is presented in the table below which states notional amounts and the related weighted-average interest rates. Amounts represent contractual maturities from the reporting date to the dates shown below for each of the twelve-month periods (in thousands):

	December 31,
	2005	2006	2007 and thereafter	Total	Fair Value
Investments maturing within 30 days at December 31, 2004:
Fixed rate	$212,620	$—	$—	$212,620	$212,620
Weighted average rate	2.30%	—	—	2.30%	—
Investments maturing 30 days after December 31, 2004:
Fixed rate	$228,620	$223,576	$399,669	$851,865	$849,021
Weighted average rate	2.21%	2.57%	1.74%	2.08%	—

Total investments	$441,240	$223,576	$399,669	$1,064,485	$1,061,641

Weighted average rate	2.25%	2.57%	1.74%	2.13%	—

Our long-term investments include $532.2 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

The fair value of our 2000 Notes fluctuates based upon changes in the price of our common stock, changes in interest rates, and changes in our creditworthiness. The fair market value of our 2000 Notes at December 31, 2004 was $301.5 million while the face value and book value was $300.0 million and $304.5 million, respectively. To mitigate the risk of fluctuation in the fair value of our 2000 Notes, we entered into an interest rate swap arrangement. The fair value of our 2003 Notes fluctuates based upon changes in the price of our common stock and changes in our creditworthiness. The fair market value of the 2003 Notes at December 31, 2004 was $525.2 million while the face value and the book value was $500.0 million. See Note 7 to the consolidated financial statements for transactions regarding our 2000 and 2003 Notes.

In January and February, 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. In November 2002, we merged the two interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) into a single interest rate swap with GSCM to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap of $300.0 million, with a maturing date of July 2007, is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on our 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR throughout the life of our 2000 Notes. The interest rate swap creates a market exposure to changes in the LIBOR. If the LIBOR increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis.

The value of the interest rate swap is determined using various inputs, including forward interest rates and time to maturity. Under the terms of the swap, we provided initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. Our interest rate swap was recorded as an asset in our consolidated balance sheets as of December 31, 2004 and 2003, but continues to decrease in value as interest rates rise. If market changes continue to negatively impact the value of the swap, the swap may become a liability in our consolidated balance sheet. In the event we chose to terminate the swap before maturity, and the swap was a liability due to an unfavorable value, we would be obligated to pay to our counterparty the market value of the swap at the termination date.

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

Also, see Notes 7 and 13 to the consolidated financial statements for additional information regarding our 2000 Notes and the interest rate swap activities.

Foreign exchange rate risk

A portion of our business is conducted in currencies other than the U.S. dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenue. We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency denominated intercompany balances attributable to subsidiaries and foreign offices in the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific (APAC); and Japan. The Americas includes Brazil, Canada, Mexico, and the United States of America. EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. We had outstanding forward contracts with notional amounts totaling $31.2 million and $31.5 million at December 31, 2004 and 2003, respectively. The forward contracts in effect at December 31, 2004 matured on January 31, 2005 and were hedges of certain foreign currency exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Korean Won, Norwegian Kroner, South African Rand, Swedish Kroner, and Swiss Franc.

We also utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Canadian Dollar, Hong Kong Dollar, Israeli Shekel, and Singapore Dollar. We had outstanding forward contracts with notional amounts totaling $23.7 million and $42.6 million at December 31, 2004 and 2003, respectively.

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

Investment risk

From time to time, we make equity investments in public companies, privately-held companies, and private equity funds for business and strategic purposes. At December 31, 2004, our investments in privately-held companies and a private equity fund were $4.1 million and $8.0 million respectively. Through December 31, 2004, we made capital contributions to the private equity fund totaling $9.0 million and we have committed to pay up to $6.0 million in the future.

If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments, we cannot assure that we will be able to sell them at a gain or even recover our investment. The decline in the U.S. stock market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on our investments in these public and private companies. We have a policy to review our equity investments portfolio. If we determine that the decline in value in one of our equity investments is other-than-temporary, we record a loss on investment in our consolidated statement of operations to write down these equity investments to the market value.

For the year ended December 31, 2004, we recorded losses of $0.5 million on one of our investments in privately-held companies and a loss of $0.6 million on our investment in the private equity fund. For the year ended December 31, 2003, we recorded losses of $2.4 million, $0.6 million, and $0.5 million on three of our investments in privately-held companies and a loss of $0.4 million on our investment in the private equity fund. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to new unrelated third party investors, and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

In addition, we have a warrant to purchase common stock of Motive, Inc. The warrant is treated as a derivative instrument due to a net settlement provision. The Motive warrant is marked to market at each reporting date, using the Black-Scholes option-pricing model. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. Any significant fluctuations in the common stock price of Motive may have an impact on our financial positions and results of operations. The fair value of the warrant was $0.9 million and $0.4 million as of December 31, 2004 and 2003, respectively.

Item 8.	Financial Statements and Supplementary Data

Financial statements required pursuant to this Item are presented beginning on page 63 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making our evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our evaluation, under the framework set forth by the COSO in Internal Control—Integrated Framework, we concluded that, as of December 31, 2004, our internal control over financial reporting was effective. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page 63.

Our management, including our CEO and CFO, acknowledge that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for May 19, 2005, and the information included in the proxy statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

Our executive officers as of February 28, 2005 are as follows:

Name	Age	Position
Amnon Landan	46	Chief Executive Officer and Chairman of the Board of Directors
Anthony Zingale	49	President, Chief Operating Officer, and Director
Douglas P. Smith	53	Executive Vice President and Chief Financial Officer
James Larson	46	Senior Vice President of Worldwide Field Operations
David Murphy	42	Senior Vice President, Corporate Development and Business Transformation
Yuval Scarlat	41	Senior Vice President, Products
Bryan J. LeBlanc	38	Vice President, Finance and Operations
Susan J. Skaer	41	Vice President, General Counsel and Secretary

Mr. Amnon Landan has served as our Chief Executive Officer since February 1997 and as our President from February 1997 to December 2004, has served as Chairman of the Board of Directors since July 1999, and has been a director since February 1996. From October 1995 to January 1997, he served as President, and from March 1995 to September 1995, he served as President of North American Operations. He served as Chief Operating Officer from August 1993 until March 1995. From December 1992 to August 1993, he served as our Vice President of Operations and from June 1991 to December 1992, he served as Vice President of Research and Development. From November 1989 to June 1991, he served with us in various technical positions.

Mr. Anthony Zingale joined us as our President and Chief Operating Officer on December 1, 2004 and has been a member of our Board of Directors since July 2002. Mr. Zingale was retired from April 2001 to November 2004. Prior to joining us, he served as the President and Chief Executive Officer of Clarify, a publicly traded enterprise technology company that was a leader in the customer relationship management market from March 1998 until it was acquired by Nortel Networks, Inc. in March 2000. Following the acquisition, he served as President of Nortel’s billion-dollar eBusiness Solutions Group from March 2000 to March 2001. From 1989 to December 1997 Mr. Zingale held various executive management positions at Cadence Design Systems, Inc., a leading supplier of electronic design products and services, leading to his role as Senior Vice President of Worldwide Marketing.

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

Mr. James Larson has served as our Senior Vice President of Worldwide Field Operations since January 2005. From March 2004 to December 2004, Mr. Larson served as Vice President of Americas’ Field Operations and from July 2000 to February 2004, he served as Vice President, Americas’ Sales. From October 1998 to December 1999 Mr. Larson was Vice President, Western Area and from January 2000 to June 2000 he was Vice President, U.S. Sales, PGP Security Division for Network Associates. Prior to that Mr. Larson held various sales and management positions at various technology companies, including Siebel Systems and Oracle.

Mr. David Murphy has served as our Senior Vice President, Corporate Development and Business Transformation since January 2005, and from January 2003 to December 2004 he served as our Vice President of

Corporation Development and Business Transformation. From May 2001 to December 2002, he was President and Chief Executive Officer of Asera, a provider of business process enterprise solutions. Before joining Asera, from March 1998 to May 2001 Mr. Murphy was President and General Manager of Tivoli Systems at IBM, a division of IBM, and leading provider of systems management solutions. Prior to joining Tivoli, he was head of the private equity investments group at Perot Systems and a partner at McKinsey & Company.

Mr. Yuval Scarlat has served as our Senior Vice President, Products since January 2005 and from January 2004 to December 2004 he served as our Vice President of Products. From January 2002 to January 2004, he was Vice President and General Manager of Testing & Deployment. From January 2000 to January 2002, he served as our President of Managed Services. From July 1996 to December 2000, he served as our Vice President of Technical Services. From 1990 to July 1996, he served with us in various technical and marketing positions.

Mr. Bryan LeBlanc has served as our Vice President, Finance and Operations since March 2004 and from May 2002 to February 2004 he served as our Vice President of Finance. Prior to joining the company, he served as Executive Vice President and Chief Financial Officer for inSilicon Inc., a software company developing intellectual property for semiconductor communication, from March 2001 to May 2002. From March 2000 to March 2001, Mr. LeBlanc was Vice President of Finance and Chief Financial Officer of Fogdog, Inc., an online retailer of sports equipment, and from November 1999 to March 2000, he was the Director of Finance of Fogdog. From April 1997 to November 1999, Mr. LeBlanc was the Director of Corporate Finance for Documentum, Inc., an enterprise content management software development company. Prior to that, between 1988 and 1997, he held various financial management positions with Cadence Design Systems, Inc., an electronic design automation software company.

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

The information concerning our audit committee financial expert and our audit committee required by this Item is incorporated by reference to our proxy statement under the “Audit Committee” under the heading “Board Structure and Compensation.”

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to our proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Our Code of Business Conduct and Ethics (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) is available on our website at www.mercury.com/us/company/ir/corp-governance/ under “Code of Business Conduct and Ethics.” We will post amendments to or waivers from a provision of the Code of Business Conduct and Ethics on our website at www.mercury.com/us/company/ir/corp-governance under “Code of Business Conduct and Ethics.”

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

3.	Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date

3.1	Certificate of Incorporation of Mercury, as amended and restated to date.	S-1	33-68554	3.3	October 29, 1993

3.2	Certificate of Amendment of Restated Certificate of Incorporation dated May 20, 1998.	10Q	000-22350	3.1	November 16, 1998

3.3	Certificate of Amendment of Restated Certificate of Incorporation dated May 26, 1999.	S-3	333-95097	4.1	January 20, 2000

3.4	Certificate of Amendment of Restated Certificate of Incorporation dated May 24, 2000.	10-K	000-22350	3.2	March 29, 2001

3.5	Certificate of Amendment of Restated Certificate of Incorporation dated May 19, 2004.	10-Q	000-22350	3.1	August 9, 2004

3.6	Corrected Certificate of Amendment of Restated Certificate of Incorporation dated June 4, 2004.	10-Q	000-22350	3.2	August 9, 2004

3.7	Amended and Restated Bylaws of Mercury.	10-K	000-22350	3.3	March 5, 2004

10.1*	Form of Directors’ and Officers’ Indemnification Agreement.	10-Q	000-22350	10.2	August 14, 2003

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date

10.2*	Form of Change of Control Agreement entered into by Mercury with the President of European Operations.	10-K	000-22350	10.26	March 31, 1999

10.3*	Form of Amended and Restated Change of Control Agreement entered into by Mercury with the Chief Financial Officer and certain other officers.	8-K	000-22350	10.2	December 21, 2004

10.4*	Amended and Restated Change of Control Agreement by and between Mercury and Anthony Zingale dated December 15, 2004.	8-K	000-22350	10.3	December 21, 2004

10.5	Preferred Shares Rights Agreement dated July 5, 1996.	8-A12G	000-22350	1	July 9, 1996

10.6	Amendment to Rights Agreement dated March 31, 1999.	8-A12G/A	000-22350	1	April 2, 1999

10.7	Amendment No. Two to Rights Agreement, dated May 19, 2000.	8-A12G/A	000-22350	1	May 22, 2000

10.8	Amendment No. 3 to Preferred Shares Rights Agreement dated April 23, 2003.	10-Q	000-22350	4.3	April 30, 2003

10.9	Purchase and Sale Agreement by and between WHSUM Real Estate Limited Partnership and Mercury dated December 1, 2000.	10-K	000-22350	10.12	March 29, 2001

10.10	Form of Note for Mercury 4.75% Convertible Subordinated Notes due July 1, 2007.	10-Q	000-22350	4.1	August 14, 2000

10.11	Indenture between Mercury, as Issuer and Chase Manhattan Bank and Trust Company, National Association, as Trustee dated July 3, 2000 related to Mercury 4.75% Convertible Subordinated Notes due July 1, 2007.	10-Q	000-22350	4.2	August 14, 2000

10.12	Registration Rights Agreement among Mercury and Goldman, Sachs & Chase Securities Inc. and Deutsche Banc Securities Inc. dated July 3, 2000 related to the Mercury 4.75% Convertible Subordinated Notes due July 1, 2007.	10-Q	000-22350	4.3	August 14, 2000

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date

10.13	Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated January 17, 2002 (as revised on January 31, 2002), and Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated February 26, 2002.	10-K	000-22350	10.18	March 27, 2002

10.14	Indenture, dated as of April 29, 2003, by and between Mercury Corporation and U.S. Bank National Association related to Zero Coupon Senior Convertible Notes due 2008.	10-Q	000-22350	4.1	April 30, 2003

10.15	Form of Note for the Company’s Zero Coupon Senior Convertible Notes due 2008.	10-Q	000-22350	4.1	April 30, 2003

10.16	Registration Rights Agreement, dated as of April 23, 2003, by and between Mercury Corporation and UBS Warburg LLC related to Zero Coupon Senior Convertible Notes due 2008.	10-Q	000-22350	4.2	April 30, 2003

10.17	Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated November 5, 2002.	10-Q	000-22350	10.1	April 30, 2003

10.18	Agreement and Plan of Merger among Freshwater Software, Inc., Mercury and Aqua Merger Company dated as of May 21, 2001.	10-Q	000-22350	10.1	August 14, 2001

10.19	Agreement and Plan of Merger dated as of June 9, 2003, among Kintana, Inc., Mercury, Kanga Merger Corporation, Kanga Acquisition LLC and Raj Jain as Stockholders’ Representative.	10-Q	000-22350	10.1	August 14, 2003

10.20	Lease Agreement by and between 369 Whisman Associates, L.P. and Mercury, dated as of December 15, 2003.	10-K	000-22350	10.19	March 5, 2004

10.21*	Mercury Long-Term Incentive Plan.	8-K	000-22350	10.1	December 21, 2004

10.22*	401(k) Plan.	S-1	33-68554	10.12	October 29, 1993

10.23*	Amended and Restated 1989 Stock Option Plan.	S-8	333-62125	4.1	August 24, 1998

10.24*	1994 Directors’ Stock Option Plan and Forms of Notice of Grant and Stock Option Agreement.	S-8	33-95178	10.1	July 31, 1995

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date

10.25*	Amended and Restated 2000 Supplemental Stock Option Plan and Forms of Notice of Grant and Stock Option Agreement.	S-8	333-56316	4.2	February 28, 2001

10.26*	Form of 1998 Employee Stock Purchase Plan and Form of Subscription Agreement.	S-8	333-111915	4.2	January 14, 2004

10.27*	Amended and Restated 1999 Stock Option Plan and Forms of Notice of Grant and Stock Option Agreement.	S-8	333-111915	4.1	January 14, 2004

10.28*	Conduct Ltd. 1998 Share Option Plan.	S-8	333-94837	4.1	January 18, 2000

10.29*	Freshwater Software, Inc. 1997 Stock Plan.	S-8	333-61786	4.1	May 29, 2001

10.30*	Performant, Inc. 2000 Stock Option/Restricted Stock Plan.	S-8	333-106646	4.1	June 30, 2003

10.31*	Kintana, Inc. 1997 Equity Incentive Plan.	S-8	333-108266	4.1	August 27, 2003

10.32*	Chain Link Technologies Limited Company Share Option Scheme.	S-8	333-108266	4.2	August 27, 2003

10.33*	Appilog, Inc. 2003 Stock Option Plan.	S-8	333-117599	4.1	July 23, 2004

10.34*	Letter Agreement by and between Mercury and Kenneth Klein, effective as of December 30, 2003.	10-K	000-22350	10.20	March 5, 2004

10.35*	Employment Agreement dated December 1, 2004 by and between Mercury and Anthony Zingale.	8-K	000-22350	10.1	December 3, 2004

10.36*	Amended and Restated Employment Agreement dated August 28, 2000 by and between Mercury and Douglas Smith.	8-K	000-22350	10.3	December 3, 2004

10.37*‡	Employment Agreement dated February 11, 2005 by and between Mercury and Amnon Landan.

10.38*	Form of Notice of Grant and Stock Option Agreement between Mercury and Anthony Zingale.	8-K	000-22350	10.3	December 3, 2004

10.39*	Form of Notice of Grant and Stock Option Agreement between Mercury and Amnon Landan	8-K	000-22350	10.2	February 9, 2005

10.40*	Form of Notice of Grant and Stock Option Agreement between Mercury and Executive Officers	8-K	000-22350	10.3	February 9, 2005

10.41*	Form of Mercury Long-Term Incentive Plan Participation Notice	8-K	000-22350	10.1	February 9, 2005

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date

10.42*‡	Amended and Restated Mercury Long-Term Incentive Plan

10.43*‡	Mercury 2005 Annual Executive Incentive Plan

10.44‡	Agreement of Sublease dated February 28, 2005, by and between Netscape Communications Corporation and Mercury

14.1**	Code of Business Conduct and Ethics.

21.1‡	Subsidiaries of Mercury.

23.1‡	Consent of Independent Registered Public Accounting Firm.

Power of Attorney (see page 62)

31.1‡	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2‡	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K.
**	See Item 10, Directors and Executive Officers of Registrant of this Annual Report on Form 10-K.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2005

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

Signature	Title	Date

/s/ AMNON LANDAN Amnon Landan	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 14, 2005

/s/ DOUGLAS P. SMITH Douglas P. Smith	Executive Vice President and Chief Finance Officer (Principal Financial Officer)	March 14, 2005

/s/ BRYAN J. LEBLANC Bryan J. LeBlanc	Vice President, Finance and Operations (Principal Accounting Officer)	March 14, 2005

/s/ BRAD BOSTON Brad Boston	Director	March 14, 2005

/s/ IGAL KOHAVI Igal Kohavi	Director	March 14, 2005

/s/ CLYDE OSTLER Clyde Ostler	Director	March 14, 2005

/s/ YAIR SHAMIR Yair Shamir	Director	March 14, 2005

/s/ GIORA YARON Giora Yaron	Director	March 14, 2005

/s/ ANTHONY ZINGALE Anthony Zingale	Director	March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mercury Interactive Corporation:

We have completed an integrated audit of Mercury Interactive Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under item 15, present fairly, in all material respects, the financial position of Mercury Interactive Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2004, the Company changed its method of accounting for contingently convertible equity securities in accordance with Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 14, 2005

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2004	2003
A S S E T S
Current assets:
Cash and cash equivalents	$182,868	$127,971
Short-term investments	447,453	589,389
Trade accounts receivable, net of sales reserve of $5,167 and $6,117, respectively	224,011	142,908
Deferred tax assets, net	10,140	442
Prepaid expenses and other assets	85,077	64,043

Total current assets	949,549	924,753
Long-term investments	508,120	516,348
Property and equipment, net	78,415	73,203
Investments in non-consolidated companies	13,031	13,928
Debt issuance costs, net	11,258	14,965
Goodwill	395,439	347,616
Intangible assets, net	38,452	45,126
Restricted cash	6,000	6,000
Interest rate swap	4,832	11,557
Other assets	14,854	17,456

Total assets	$2,019,950	$1,970,952

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$20,008	$17,584
Accrued liabilities	128,997	96,637
Income taxes, net	65,578	63,771
Short-term deferred revenue	312,115	212,716

Total current liabilities	526,698	390,708
Convertible notes	804,483	811,159
Long-term deferred revenue	102,205	67,909
Long-term deferred tax liabilities, net	3,192	266
Other long-term payables, net	2,386	541

Total liabilities	1,438,964	1,270,583

Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity:
Preferred stock: par value $0.002 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.002 per share, 560,000 shares authorized; 84,990 and 90,481 shares issued and outstanding, respectively	170	181
Additional paid-in capital	599,976	468,150
Treasury stock: at cost; 10,459 shares and 784 shares, respectively	(348,249)	(16,082)
Notes receivable from issuance of common stock	(4,173)	(6,580)
Unearned stock-based compensation	(608)	(1,533)
Accumulated other comprehensive loss	(13,182)	(6,219)
Retained earnings	347,052	262,452

Total stockholders’ equity	580,986	700,369

Total liabilities and stockholders’ equity	$2,019,950	$1,970,952

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenues:
License fees	$261,306	$201,047	$192,212
Subscription fees	152,064	98,858	53,024

Total product revenues	413,370	299,905	245,236
Maintenance fees	196,141	159,030	122,343
Professional service fees	76,036	47,538	32,543

Total revenues	685,547	506,473	400,122

Costs and expenses:
Cost of license and subscription	40,344	29,056	24,804
Cost of maintenance	15,583	11,880	11,662
Cost of professional services (excluding stock-based compensation)	62,726	36,889	24,334
Cost of revenue - amortization of intangible assets	10,019	5,189	1,833
Marketing and selling (excluding stock-based compensation)	314,463	238,765	193,775
Research and development (excluding stock-based compensation)	73,469	55,608	42,246
General and administrative (excluding stock-based compensation)	55,987	40,000	32,407
Stock-based compensation *	821	5,992	1,163
Acquisition-related charges	900	11,968	—
Restructuring, integration, and other related charges	3,088	3,389	(537)
Amortization of intangible assets	5,544	2,281	542
Excess facilities charge	8,943	16,882	—

Total costs and expenses	591,887	457,899	332,229

Income from operations	93,660	48,574	67,893
Interest income	38,614	36,077	35,119
Interest expense	(20,292)	(19,551)	(23,370)
Other income (expense), net	(4,837)	(7,405)	2,747

Income before provision for income taxes	107,145	57,695	82,389
Provision for income taxes	22,545	16,182	17,185

Net income	$84,600	$41,513	$65,204

Net income per share (basic)	$0.95	$0.48	$0.78

Net income per share (diluted)	$0.83	$0.41	$0.74

Weighted average common shares (basic)	89,060	87,124	83,938

Weighted average common shares and equivalents (diluted)	103,207	102,401	87,640

* Stock-based compensation:
Cost of professional services	$108	$53	$—
Marketing and selling	437	5,609	643
Research and development	255	296	453
General and administrative	21	34	67

	$821	$5,992	$1,163

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Additional paid-in Capital	Treasury stock	Notes receivable from issuance of common stock	Unearned stock-based compensation	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity	Comprehensive income
	Shares	Amount
Balance at December 31, 2001	82,849	$166	$232,750	$(16,082)	$(11,164)	$(4,795)	$(2,265)	$155,735	$354,345
Amortization of unearned stock-based compensation	—	—	—	—	—	1,163	—	—	1,163
Reversal of unearned stock-based compensation	—	—	(2,336)	—	—	2,336	—	—	—
Collection of notes receivable	—	—	—	—	878	—	—	—	878
Stock issued under stock option and employee stock purchase plans	1,845	3	23,804	—	(769)	—	—	—	23,038
Currency translation adjustments	—	—	—	—	—	—	540	—	540	$540
Net income	—	—	—	—	—	—	—	65,204	65,204	65,204

Balance at December 31, 2002	84,694	169	254,218	(16,082)	(11,055)	(1,296)	(1,725)	220,939	445,168	$65,744

Unearned stock-based compensation	—	—	1,571	—	—	(1,571)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	787	—	—	787
Stock-based compensation for modification of stock options	—	—	5,205	—	—	—	—	—	5,205
Reversal of unearned stock-based compensation	—	—	(547)	—	—	547	—	—	—
Tax benefit from stock options	—	—	6,367	—	—	—	—	—	6,367
Collection of notes receivable from officers	—	—	—	—	2,856	—	—	—	2,856
Collection of notes receivable from foreign employees	—	—	—	—	1,330	—	—	—	1,330
Repurchase of shares upon cancellation of notes receivable	(10)	—	(289)	—	289	—	—	—	—
Vested stock options assumed in conjunction with Kintana acquisition	—	—	38,325	—	—	—	—	—	38,325
Issuance of stock in conjunction with Kintana acquisition	2,237	5	88,528	—	—	—	—	—	88,533
Stock issued under stock option and employee stock purchase plans	3,560	7	74,772	—	—	—	—	—	74,779
Currency translation adjustments	—	—	—	—	—	—	(4,494)	—	(4,494)	$(4,494)
Net income	—	—	—	—	—	—	—	41,513	41,513	41,513

Balance at December 31, 2003	90,481	181	468,150	(16,082)	(6,580)	(1,533)	(6,219)	262,452	700,369	$37,019

Amortization of stock-based compensation	—	—	—	—	—	686	—	—	686
Stock-based compensation for modification of stock options	—	—	135	—	—	—	—	—	135
Reversal of unearned stock-based compensation	—	—	(239)	—	—	239	—	—	—
Tax benefit from stock options	—	—	17,964	—	—	—	—	—	17,964
Collection of notes receivable from foreign employees	—	—	—	—	1,689	—	—	—	1,689
Repurchase of shares upon cancellation of notes receivable	(12)	—	(718)	—	718	—	—	—	—
Purchase of treasury stock	(9,675)	(19)	—	(332,167)	—	—	—	—	(332,186)
Vested stock options assumed in conjunction with Appilog acquisition	—	—	10,401	—	—	—	—	—	10,401
Stock issued under stock option and employee stock purchase plans	4,196	8	104,283	—	—	—	—	—	104,291
Currency translation adjustments	—	—	—	—	—	—	(6,963)	—	(6,963)	$(6,963)
Net income	—	—	—	—	—	—	—	84,600	84,600	84,600

Balance at December 31, 2004	84,990	$170	$599,976	$(348,249)	$(4,173)	$(608)	$(13,182)	$347,052	$580,986	$77,637

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$84,600	$41,513	$65,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,697	17,869	14,704
Sales reserve	1,873	1,193	3,342
Unrealized (gain) loss on interest rate swap	51	8	(406)
Amortization of intangible assets	15,563	7,470	2,375
Stock-based compensation	821	5,992	1,163
Gain on early retirement of debt	—	—	(11,610)
Loss on investments in non-consolidated companies	1,138	3,959	5,296
Loss on disposals of assets	454	—	—
Gain on sale of available-for-sale securities	(336)	—	—
Unrealized gain on warrant	(502)	(435)	—
Write-off of in-process research and development	900	11,968	—
Excess facilities charge	8,943	16,882	—
Tax benefit from employee stock options	17,964	6,367	—
Deferred income taxes	(7,214)	13,517	(6,595)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(76,787)	(40,878)	(28,288)
Prepaid expenses and other assets	(14,350)	(20,808)	(27,498)
Accounts payable	1,152	3,167	(451)
Accrued liabilities	23,142	12,927	11,443
Income taxes	5,216	(12,681)	38,492
Deferred revenue	126,627	111,944	65,002
Other long-term payables	1,845	541	—

Net cash provided by operating activities	212,797	180,515	132,173

Cash flows from investing activities:
Maturities of investments	544,135	453,142	382,261
Purchases of held-to-maturity investments	(481,887)	(809,395)	(303,427)
Increase in restricted cash	—	—	(6,000)
Proceeds from sale of available-for-sale investments	1,124,255	1,498,549	637,635
Purchases of available-for-sale investments	(1,034,438)	(1,687,095)	(871,973)
Proceeds from return on investment in non-consolidated company	1,525	—	—
Purchases of investments in non-consolidated companies	(2,625)	(1,500)	(2,244)
Cash paid in conjunction with the acquisition of Performant, net	—	(22,028)	—
Cash paid in conjunction with the acquisition of Kintana, net	(163)	(136,653)	—
Cash paid in conjunction with a technology purchase from Allerez	—	(1,270)	—
Cash paid in conjunction with a domain name purchase	—	(650)	—
Cash paid in conjunction with the acquisition of Appilog, net	(49,543)	—	—
Net proceeds from sale of assets and vacant facilities	2,684	—	—
Acquisition of property and equipment, net	(32,684)	(17,093)	(8,164)

Net cash provided by (used in) investing activities	71,259	(723,993)	(171,912)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	488,056	—
Proceeds from issuance of common stock under stock option and employee stock purchase plans	103,981	74,779	23,038
Purchase of treasury stock	(332,186)	—	—
Retirement of convertible subordinated notes	—	—	(64,640)
Collection of notes receivable from issuance of common stock	1,689	4,186	878

Net cash provided by (used in) financing activities	(226,516)	567,021	(40,724)

Effect of exchange rate changes on cash	(2,643)	(194)	1,287

Net increase (decrease) in cash and cash equivalents	54,897	23,349	(79,176)
Cash and cash equivalents at beginning of year	127,971	104,622	183,798

Cash and cash equivalents at end of period	$182,868	$127,971	$104,622

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

In July 2004, we acquired Appilog, Inc. In May and August of 2003, we acquired Performant, Inc. and Kintana, Inc., respectively. These transactions were accounted for as purchases, and accordingly, the operating results Performant, Kintana, and Appilog have been included in our consolidated financial statements since the date of the acquisitions. See Note 5 for a full description of the acquisitions.

Basis of presentation

We have wholly-owned sales subsidiaries in the Americas; Europe, the Middle East and Africa (EMEA); Asia Pacific (APAC); and Japan for marketing, distribution and support of products and services. The Americas includes Brazil, Canada, Mexico, and the United States of America (the U.S.). EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom (the U.K.). APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. Research and development activities are primarily conducted in our Israel subsidiary. The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The functional currency of our subsidiary in Israel is the U.S. dollar. Assets and liabilities in Israel are translated at year-end exchange rates, except for property and equipment, which is translated at historical rates. Revenues and expenses are translated at average exchange rates in effect during the year. Foreign currency translation gains or losses are included in the consolidated statements of operations. See Note 2 for foreign currency translation gains or losses recognized in 2004, 2003, and 2002.

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

Derivative financial instruments

We enter into derivative financial instrument contracts to hedge certain foreign exchange and interest rate exposures in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments Hedging Activities.

Under SFAS No. 133, as amended, we are required to recognize all derivatives on the consolidated balance sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through the consolidated statements of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as on the type of hedging relationship. See Note 13 for a full description of our derivative financial instruments and related accounting policies.

Cash and cash equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Short-term and long-term investments

We have categorized our debt securities as either held-to-maturity or available-for-sale investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We classify all held-to-maturity securities with remaining maturities of less than one year to be short-term investments and all held-to-maturity securities with remaining maturities greater than one year to be long-term investments. As required by our policy, debt securities categorized as held-to-maturity have contractual maturities of less than three years and are stated at amortized cost. We categorize auction rate securities as available-for-sale short-term investments. Auction rate securities are reported at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no unrealized gains or losses related to these securities were recognized during the years ended December 31, 2004, 2003, and 2002. Gross realized gains and losses on sales of available-for-sale debt securities were not material for the years ended December 31, 2004, 2003, and 2002. The cost of securities sold is based on the specific identification method. See “Reclassifications” in Note 1 for information regarding prior period adjustments to the classification of auction rate securities.

We review our investments in debt securities for potential impairment on a regular basis. As part of the evaluation process, we consider the credit ratings of these securities and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated improvement of the investee financial condition. We will record an impairment loss on investments for any other-than-temporary decline in fair value of these debt securities below their cost basis. For the years ended December 31, 2004, 2003, and 2002, we did not record any impairment losses that were related to other-than-temporary decline in fair value of our debt

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities. At December 31, 2004, we did not record any unrealized losses on our debt securities related to an impairment determined to be temporary.

Marketable equity securities are classified as available-for-sale and are reported at fair value, based on quoted market prices, with unrealized gains or losses, net of tax, recorded as a component of “Accumulated other comprehensive income or loss” in our consolidated statement of stockholders’ equity. The cost basis of securities sold is based on the specific identification method. We evaluate whether or not any of our marketable equity securities has experienced an other-than-temporary decline in fair value on a regular basis. As part of the evaluation process, we consider factors such as earnings/revenue outlook, operational performance, management/ ownership changes, competition, and stock price performance. If we determine that a decline in fair value of a marketable equity security below carrying value is other-than-temporary, it is our policy to record a loss on investment in our consolidated statement of operations and write down the marketable equity security to its fair value. Gains are recognized in our consolidated statement of operations when such gains are realized. At December 31, 2004 and 2003, we did not have any marketable equity securities.

The portfolio of short-term and long-term investments (including cash and cash equivalents) consisted of the following (in thousands):

	December 31,
Available-for-Sale Securities	2004	2003
Auction rate securities	$371,001	$519,959

	$371,001	$519,959

Held-to-Maturity Securities
Cash and interest bearing demand deposits	$107,589	$113,670
Corporate debt securities	127,626	121,489
Municipal and tax-advantaged securities	—	3,000
U.S. treasury and agency securities	532,225	475,590

	$767,440	$713,749

Investments in marketable securities	$1,138,441	$1,233,708

The portfolio of short-term and long-term investments (including cash balance of $74.0 million) by their contractual maturities as of December 31, 2004 was included in the following captions in the consolidated balance sheet (in thousands):

	December 31,
Available-for-Sale Securities	2005	2006	2007 and thereafter	Total	Fair Value
Investments	$255,876	$—	$115,125	$371,001	$371,001

Held-to-Maturity Securities
Cash and cash equivalents	$182,868	$—	$—	$182,868	$182,863
Investments	76,452	223,576	284,544	584,572	581,733

	$259,320	$223,576	$284,544	$767,440	$764,596

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risks

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents, investments, and accounts receivable. We invest primarily in marketable securities and place our investments with high quality financial, government, or corporate institutions. Accounts receivable are derived from sales to customers located primarily in the U.S., EMEA, and APAC. We perform ongoing credit evaluations of our customers and to date have not experienced any material losses. For the years ended December 31, 2004, 2003, and 2002, no customer accounted for more than 10% individually of revenue.

Fair value of financial instruments

The carrying amount of our financial instruments, including cash, cash equivalents, investments, accounts receivable, and accounts payable approximates their respective fair values due to the short maturities of these financial instruments. The fair value of foreign currency forward contracts has been estimated using market quoted rates of foreign currencies at the applicable balance sheet dates. The value of the interest rate swap is determined using various inputs, including forward interest rates and time to maturity. Warrants are valued using the Black-Scholes option-pricing model.

The fair market value of our 4.75% Convertible Subordinated Notes due July 1, 2007 issued in 2000 (2000 Notes) was $301.5 million and $297.4 million at December 31, 2004 and 2003, respectively, based on the quoted market price. The fair market value of our Zero Coupon Senior Convertible Notes due 2008 issued in 2003 (2003 Notes) was $525.2 million and $574.5 million at December 31, 2004 and 2003 based on the quoted market price.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of assets, which are five to seven years for office furniture and equipment, two to three years for computers and related equipment, three years for internal use software, ten years for building improvements, and thirty years for buildings. Leasehold improvements are depreciated using the straight-line method over the estimated economic lives or the remaining lease terms, whichever is shorter.

Internal use software

We recognize software development costs in accordance with the Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software development costs, including costs incurred to purchase third party software, are capitalized beginning when we have determined certain factors are present including, among others, that technology exists to achieve the performance requirements, and/or buy versus internal development decisions have been made. Capitalization of software costs ceases when the software is substantially complete, is ready for its intended use, and is amortized over its estimated useful life of generally three years using the straight-line method. At December 31, 2004 and 2003, we have capitalized internal use software of $24.9 million and $16.2 million, respectively. For the years ended December 31, 2004, 2003, and 2002, we incurred amortization expense of $4.8 million, $2.8 million, and $1.9 million, respectively.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flows and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs. We did not write down any internal use software during the years ended December 31, 2004, 2003, and 2002.

Software costs

We account for research and development costs in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs have been capitalized in 2004, 2003, and 2002.

Investments in non-consolidated companies

Investments in non-consolidated companies consist of a warrant to purchase common stock of a publicly traded company, minority equity investments in privately-held companies, and private equity funds. We make these investments for business and strategic purposes. Investments in privately-held companies and private equity funds are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We record the warrant at its fair value at each reporting date using Black-Scholes option-pricing model because it is considered a derivative instrument under SFAS No. 133. We periodically monitor our investments for impairment and will record reductions in carrying values for investments in privately-held companies and private equity funds, if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above its estimated fair value, or if a company has completed a financing with new third-party investors based on a valuation significantly lower than the carrying value of our investment and the decline is deemed to be other-than-temporary, it is our policy to record a loss on investment in our consolidated statement of operations. In calculating the loss on our investments, we take into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standard Board (FASB) issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which relates to the identification of and financial reporting for variable-interest entities. FIN No. 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN No. 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 2003, the FASB issued FIN No. 46(R). The FASB deferred the effective date for variable-interest entities that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. The adoption of FIN No. 46(R) did not have any impact on our financial position or results of operations.

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

See Note 3 for excess facilities charges recorded during the years ended December 31, 2004 and 2003. No excess facilities charge was recorded in the year ended December 31, 2002.

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

Stock-based compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. No stock-based compensation was recorded for stock options granted to our employees because we have granted stock options to our employees at fair market value of the underlying stock on the date of grant. See Note 10 for discussion of unearned stock-based compensation. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We do not issue stock options to non-employees except for our non-employee members of the Board of Directors. For options granted to our non-employee members of the Board of Directors, we account for the stock-based compensation using intrinsic value method under APB No. 25. We value stock options assumed in a purchase business combination at the date of acquisition at their fair value calculated using the Black-Scholes option-pricing model, in accordance with FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock-based compensation and amortized over the remaining vesting period of the stock options. During the third quarter of 2003, we recorded a one-time stock-based compensation charge of $0.1 million as we modified original terms of certain options.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, as amended by SFAS No. 148. This information is required to be determined as if we had accounted for our employee stock option and employee stock purchase plans under the fair value based method of SFAS No. 123, as amended by SFAS No. 148.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Year ended December 31,
	2004	2003	2002
Net income, as reported	$84,600	$41,513	$65,204

Add:
Stock-based employee compensation expense included in reported net income	821	5,917	1,163

Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(106,889)	(141,723)	(122,206)

Pro forma net loss	$(21,468)	$(94,293)	$(55,839)

Net income per share (basic), as reported	$0.95	$0.48	$0.78

Net loss per share (basic), pro forma	$(0.24)	$(1.08)	$(0.67)

Net income per share (diluted), as reported	$0.83	$0.41	$0.74

Net loss per share (diluted), pro forma	$(0.24)	$(1.08)	$(0.67)

We calculate stock-based compensation expense under the fair value based method for shares issued pursuant to the 1998 Employee Stock Purchase Plan (ESPP) based upon actual shares issued, except for the period since the most recent purchase in August 2004. We estimate the number of shares issuable under the 1998 ESPP based upon actual contributions made by employees for the period from August 16 through December 31, 2004 and the lower of the fair market value of our common stock on August 16 and December 31, 2004.

We amortize unearned stock-based compensation expense using the straight-line method over the vesting periods of the related options, which is generally four years for non-qualified and incentive stock options. Stock-based employee compensation expense determined under the fair value based method for non-qualified options issued pursuant to the stock option plans are tax effected as stock-based compensation charges associated to these options are generally deductible on our income tax returns. Stock-based employee compensation expense determined under the fair value based method for incentive stock options issued pursuant to the stock option plans and shares issued pursuant to the 1998 ESPP are not tax effected as stock-based compensation charges associated to these options are not deductible on our income tax returns. See Note 11 for assumptions used in the option-pricing model and estimated fair value of employee stock options and shares issued under the 1998 ESPP.

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

Revenue recognition

Revenue consists of fees for license and subscription licenses of our software products, maintenance fees, and professional service fees. We apply the provisions of SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of software products and services. In addition, we apply the provisions of the EITF No. 00-03, Application of AICPA SOP No. 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, to our managed services software transactions. We also apply EITF No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products to account for transaction related sales incentives.

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

License revenue consists of license fees charged for the use of our products licensed under perpetual or multiple year arrangements in which the fair value of the license fee is separately determinable from undelivered items such as maintenance and/or professional services. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier or the software is made available for download. At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable based on the payment terms associated with the transaction and whether or not collection is probable. If a significant portion of a fee is due after our normal payment terms, which are generally within 30-60 days of the invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue at the earlier of cash collection or as the fees become due. We assess the probability of collection based on a number of factors, including past transaction history with the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. For all sales, except those completed over the Internet, we use either a customer order document or signed license or service agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement.

Subscription revenue, including managed service revenue, consists of license fees to use one or more software products, and to receive maintenance support (such as customer support and product updates) for a limited period of time. Since subscription licenses include bundled products and services which are sold as a combined product offering and for which the fair value of the licence fee is not separately determinable from maintenance, both product and service revenue, is generally recognized ratably over the term of the subscription. Customers do not pay a set up fee associated with a subscription arrangement. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then the two generally become bundled together and are recognized over the term of the contract.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maintenance revenue consists of fees charged for post-contract customer support, which are determinable based upon vendor specific evidence of fair value. Maintenance fee arrangements include ongoing customer support and rights to product updates if and when available. Payments for maintenance are generally made in advance and are nonrefundable. Revenue is recognized ratably over the period of the maintenance contract.

Professional service revenue consists of fees charged for product training and consulting services, which are determinable, based upon vendor specific evidence of fair value. Professional service revenue is recognized as the professional services are delivered provided all other revenue recognition requirements are met.

For arrangements with multiple elements (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to Mercury. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations within an arrangement are based upon substantive renewal rates quoted in the contracts, and in the absence of stated renewal rates, upon separate sales of renewals to other customers. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers without the bundling of other elements. Most of our arrangements involve multiple elements. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, revenue is deferred until the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We derive a portion of our business from sales of our products through our alliance partners, which include value-added resellers, and major systems integration firms.

Sales commissions

Commissions are paid to employees in the month after we receive an order. We sell our products under non-cancelable perpetual, subscription, or term contracts. Commissions are calculated as a percentage of the value of an order. Commission rates vary by position, title, and the extent that employees may exceed their quotas. Once earned there is no ongoing performance obligation by the employees. Our policy is that commissions paid to employees are only refundable when we have to write off a customer receivable because it is uncollectible. We have historically enforced this refund right and will continue to enforce this policy in the future.

Prepaid commissions represent deferred cost related to revenues that will be recognized in future periods. We classify such amounts as “Prepaid commissions” in our consolidated balance sheet since the commission expense is directly related to revenues that are partially or entirely deferred in accordance with our revenue recognition policy. We recognize the deferred commission expense because there is future economic benefit in the form of future revenue and we have the ability to recoup or seek restitution for commissions paid within our stated policy.

Sales reserve

Our license agreements and reseller agreements do not offer our customers or vendors the unilateral right to terminate or cancel the contract and receive a cash refund. In addition, the terms of our license agreements do not offer customers price protection.

We do provide for sales returns based upon estimates of potential future credits, warranty cost of product and services, and write-offs of bad debts related to current period product revenues. We analyze historical credits, historical bad debts, current economic trends, average deal size, and changes in customer demand, and

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acceptance of our products when evaluating the adequacy of the sales reserve. Revenues for the period are reduced to reflect the sales reserve provision. See Note 2 for a summary of changes in our sales reserve during the years ended December 31, 2004, 2003, and 2002.

Cost of license and subscription, maintenance, and professional services

Cost of license and subscription includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation, and production personnel, and outsourcing services. It also includes costs associated with our managed services business, including personnel-related costs, fees to providers of internet bandwidth and the related infrastructure, and depreciation expense of managed services equipment. Cost of maintenance includes direct costs of providing product customer support, largely consisting of personnel-related costs, and the cost of providing upgrades to our customers. We have not broken out the costs associated with license and subscription because these costs cannot be reasonably separated between license and subscription cost of revenue. Cost of professional services includes direct costs of providing product training and consulting, largely consisting of personnel-related costs and outsourcing service costs. License and subscription, maintenance, and professional services costs also include allocated facility expenses and allocated IT infrastructure expenses. Cost of revenue also includes a portion of amortization expenses for intangible assets that are associated to our current products. These amortization expenses were recorded as “Cost of revenue—amortization of intangible assets” in our consolidated income statement. See Note 6 for amortization expenses related to cost of license and subscription and cost of maintenance.

Research and development

Research and development costs are expensed as incurred.

Acquisition-related charges

We expense as incurred all costs associated with in-process research and development (IPR&D), provided that technological feasibility of IPR&D has not been established and no future alternative uses of the technology exist.

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. For the years ended December 31, 2004, 2003, and 2002, advertising expenses totaled $8.3 million, $9.2 million, and $5.9 million, respectively.

Net income per share

Net income per share is calculated in accordance with the provisions of SFAS No. 128, Earnings per Share and EITF No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Under these accounting standards, public companies are required to report both basic and diluted net income per share. Basic net income per share consists of the weighted-average number of common shares outstanding, excluding unvested restricted common stock. Diluted net income per share includes the weighted-average number of common shares outstanding, incremental common stock from assumed exercise of dilutive stock options and unvested restricted common stock, and dilutive common stock issuable upon the conversion of our 2003 Notes as required by EITF 04-8. The inclusion of these shares resulted in a decrease of $0.04 to previously reported diluted earnings per share for the year ended December 31, 2003.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our net income per share computations for the years ended December 31, 2004, 2003, and 2002 (in thousands, except per share amounts):

	Income	Shares	Per Share Amount
Year ended December 31, 2004
Basic net income per share:
Net income	$84,600	89,060	$0.95

Effect of dilutive securities:
Incremental common shares attributable to shares issuable under employee stock option plans and unvested restricted common stock	—	4,474
Potential common stock issuable upon conversion of the 2003 Notes	1,434	9,673

	$86,034	103,207	$0.83

Year ended December 31, 2003
Basic net income per share:
Net income	$41,513	87,124	$0.48

Effect of dilutive securities:
Incremental common shares attributable to shares issuable under employee stock option plans and unvested restricted common stock	—	5,604
Potential common stock issuable upon conversion of the 2003 Notes	956	9,673

	$42,469	102,401	$0.41

Year ended December 31, 2002
Basic net income per share:
Net income	$65,204	83,938	$0.78

Effect of dilutive securities:
Incremental common shares attributable to shares issuable under employee stock option plans and unvested restricted common stock	—	3,702

	$65,204	87,640	$0.74

For the years ended December 31, 2004, 2003, and 2002, options to purchase 8,031,000 shares, 8,372,000 shares, and 15,483,000 shares of common stock, respectively, with a weighted average price of $56.92, $55.40, and $44.73, respectively, were considered anti-dilutive because the options’ exercise price was greater than the average fair market value of our common stock for the years then ended. For the years ended December 31, 2004, 2003, and 2002, common stock reserved for issuance upon conversion of the outstanding 2000 Notes for 2,697,000, were not included in diluted earnings per share because the conversion would be anti-dilutive. Upon our adoption of EITF No. 04-8 in the fourth quarter of 2004, 9,673,050 shares issuable from the conversion of the 2003 Notes are included in the diluted net income per share computation, unless these shares are deemed to be anti-dilutive. Diluted share and per share amounts for the year ended December 31, 2003 have been retroactively adjusted to reflect the inclusion of the 9,673,050 shares related to the conversion of our 2003 Notes.

Segment reporting

We comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. We have four reportable operating segments: the Americas, EMEA, APAC, and Japan. These segments are organized, managed, and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated application delivery,

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

application management, and IT governance solutions. Our chief decision makers make financial decisions and allocate resources based on internal management reports with financial information presented by geographic locations. Information related to geographic segments is included in Note 17.

Reclassifications

Certain reclassifications have been made to the December 31, 2003 balances to conform to the December 31, 2004 presentation, namely the netting of deferred tax assets and deferred tax liabilities from the same jurisdiction, netting of short-term deferred tax liabilities with income tax payables, and the reclassification of auction rate securities from cash and cash equivalents and long-term investments to short-term investments. Certain reclassifications have been made to the consolidated statements of operations for the years ended December 31, 2003 and 2002 presentations, namely the reclassification of certain amortization of intangible assets to cost of revenue and interest income to conform to the presentation adopted for the year ended December 31, 2004. These reclassifications had an immaterial impact on the prior reported balances and no impact on total revenues, income from operations, or net income.

In connection with the preparation of this report, we concluded that it was appropriate to classify auction rate securities as short-term investments. These investments had been classified as cash and cash equivalents, short- and long-term investments in our consolidated balance sheets prior to 2004. Accordingly, we have revised the classification of these investments as short-term investments in our consolidated balance sheet as of December 31, 2003. We have also made corresponding adjustments to our consolidated statements of cash flows for the years ended December 31, 2003 and 2002 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported consolidated statements of cash flows, or our previously reported consolidated statements of operations for any periods.

As of December 31, 2003, prior to this classification adjustment, $421.3 million and $11.0 million of these investments were classified as cash and cash equivalents and long-term investments, respectively, in our consolidated balance sheet. For the year ended December 31, 2003 and 2002, prior to this classification adjustment, net cash used in investing activities related to these investments of $176.8 million and $180.0 million, respectively, were included in cash and cash equivalents in our consolidated statement of cash flows.

Recent accounting pronouncements

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF No. 03-1. The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF No. 03-1. We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached. The consensus reached in March 2004 also provided for certain annual disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. We adopted the annual disclosure requirements in 2004.

In June 2004, the EITF reached a consensus on EITF No. 02-14, Whether an Investor Should Apply Equity Method of Accounting to Investments Other Than Common Stock. EITF No. 02-14 states that an investor should

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. EITF No. 02-14 was effective for periods beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have any impact on our consolidated financial position, results of operations, or cash flows.

In September 2004, the EITF reached a consensus on EITF No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. In accordance with EITF No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Potential shares should be calculated using the if-converted method or the net share settlement method. EITF No. 04-8 was effective for periods ending after December 15, 2004 and should be applied by retroactively adjusting previously reported diluted earnings per share. We adopted EITF No. 04-8 in the fourth quarter of 2004 and have included 9,673,050 shares issuable upon the conversion of our 2003 Notes in the diluted earnings per share computation, unless these shares are deemed to be anti-dilutive. Diluted earnings per share for the year ended December 31, 2003 has been retroactively adjusted to conform to the methodology used for the current period. See Note 7 to the consolidated financial statements for additional information regarding our 2000 and 2003 Notes.

In December 2004, the FASB issued SFAS No.123 (revised 2004) (SFAS No. 123R), Shared-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The standard requires public companies to value employee stock options and stock issued under employee stock purchase plans using fair value based method on the grant date and record stock-based compensation expense over the service period or the vesting period. The standard also requires public companies to initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. We are required to adopt the new standard for interim or annual periods beginning after June 15, 2005. Upon the adoption of SFAS No. 123R, we can elect to recognize stock-based compensation related to employees equity awards in our consolidated statements of operations using fair value based method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of fair value based method in the notes to the consolidated financial statements for periods prior to the adoption. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R will have a significant impact on our financial position and results of operations.

NOTE 2—FINANCIAL STATEMENT COMPONENTS

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Sales reserve:
Beginning balance	$6,117	$7,431	$6,334
Increase in sales reserve	1,873	1,193	3,342
Write-off of accounts receivable	(2,843)	(2,619)	(2,370)
Currency translation adjustments	20	112	125

Ending balance	$5,167	$6,117	$7,431

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2004	2003
	(in thousands)
Property and equipment, net:
Land and buildings	$44,296	$55,272
Computers and equipment	43,067	44,668
Internal use software	24,887	16,194
Office furniture and equipment	20,041	13,747
Leasehold improvements	11,320	8,864

	143,611	138,745
Less: Accumulated depreciation and amortization	(68,849)	(67,378)

	74,762	71,367
Construction in progress	3,653	1,836

	$78,415	$73,203

Depreciation and amortization expense of property and equipment for the three years ended December 31, 2004, 2003, and 2002 was $17.6 million, $14.4 million, and $13.7 million, respectively. For the years ended December 31, 2003, 2002, and 2001, property and equipment acquired under capital leases were insignificant.

	December 31,
	2004	2003
	(in thousands)
Accrued liabilities:
Payroll and related	$75,049	$58,144
Interest on convertible subordinated notes	7,125	7,125
Sales tax and related	13,007	9,358
Unfavorable lease liabilities	2,714	4,284
Swap interest expense	1,929	1,174
Other	29,173	16,552

	$128,997	$96,637

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Other income (expense), net:
Gain on early retirement of debt	$—	$—	$11,610
Amortization of debt issuance costs	(3,707)	(3,018)	(1,562)
Foreign exchange gains (losses)	85	(214)	(1,867)
Gain on sale of available-for-sale securities	336	—	—
Loss on disposals of assets and other	(466)	(98)	—
Gain on interest rate swap	—	—	406
Net loss on investments in non-consolidated companies and warrant	(636)	(3,524)	(5,296)
Other	(449)	(551)	(544)

	$(4,837)	$(7,405)	$2,747

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—CONSOLIDATION OF FACILITIES

In July 2003, the Board of Directors approved a plan to lease a new headquarters facility and to sell the existing buildings we owned in our Sunnyvale headquarters. In September 2003, as a result of our decision to move to a new headquarters facility and to sell the two vacant buildings, we performed an impairment analysis of the vacant buildings. In the third quarter of 2003, we recognized a non-cash charge of $16.9 million to write down the net book value of the two vacant buildings that were held for sale to their appraised market value. We considered the cost to maintain the facilities until sold and sales commissions related to the sale of the buildings when we calculated the charge. Accordingly, we reclassified these two vacant buildings as assets held for sale. The assets held for sale were included in “Prepaid expenses and other assets” in our consolidated balance sheet as of December 31, 2003. On January 30, 2004, we sold the two vacant buildings in Sunnyvale, California at the carrying value to a third party for $2.5 million in cash, net of $0.2 million in transaction fees.

In April 2004, we completed our move from one of the two remaining buildings. As such, we placed the vacant building we owned for sale. As a result of our move and our decision to sell the vacant building, we recognized a non-cash charge to write down the net book value of the building that is held for sale to its appraised market value. We considered the cost to maintain the facility until sold and sales commissions related to the sale of the building when we calculated the charge. Accordingly, we reclassified the building as asset held for sale. The asset held for sale was included in “Prepaid expenses and other assets” in our consolidated balance sheet as of December 31, 2004. In connection with our move into our consolidated headquarters, we also vacated two leased facilities from the Kintana acquisition. In the second quarter of 2004, we recognized a non-cash charge for the remaining lease payments, as well as the associated costs to protect and maintain the leased facilities prior to returning these leased facilities to the lessor. One of these lease agreements expired in September 2004 and the other expires in December 2005. Due to the short duration of the remaining lease terms, it is not likely that we can sublease the facilities; as such, no sublease income was included in the facilities lease costs calculation. We also wrote off leasehold improvements and recorded the disposal of fixed assets, net of cash proceeds, associated to these facilities. The total excess facilities charge recorded in 2004 was $8.9 million.

On October 18, 2004, we entered into an agreement with a third party to sell the vacant building that had been previously written down to its fair value. We completed the sale in January 2005 and sold the vacant building to a third party at carrying value. As such, no additional impairment charge will be recorded on this vacant building. See Note 18 for additional information regarding to the sale.

NOTE 4—INVESTMENTS IN NON-CONSOLIDATED COMPANIES

At December 31, 2004, our equity investments in non-consolidated companies were composed of investments in privately-held companies of $4.1 million, a private equity fund of $8.0 million, and a warrant to purchase common stock of Motive, Inc. of $0.9 million. At December 31, 2003, our equity investments in non-consolidated companies were composed of investments in privately-held companies of $7.5 million, a private equity fund of $6.0 million, and the Motive warrant of $0.4 million. Through December 31, 2004, we have made capital contributions to a private equity fund totaling $9.0 million. We have committed to make additional capital contributions up to $6.0 million in the future.

As of December 31, 2004, there were no impairment losses that were considered to be temporary and as such, there were no unrealized losses associated with our investments in privately-held companies and the private equity fund as of such date. Based on our review of the investments in privately-held companies and the private equity fund for the years ended December 31, 2004, 2003, and 2002, impairment losses were considered to be other-than temporary. For the year ended December 31, 2004, we recorded losses of $0.5 million on one of our investments in privately-held companies and a loss of $0.6 million on our investment in the private equity fund.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The losses for the year ended December 31, 2004 were partially offset by unrealized gains of $0.5 million related to a change in fair value of the Motive warrant. For the year ended December 31, 2003, we recorded losses of $2.4 million, $0.6 million, and $0.5 million on three of our investments in privately-held companies and a loss of $0.4 million on our investment in the private equity fund. The losses on our investments in privately-held companies and private equity fund for the year ended December 31, 2003 were partially offset by an unrealized gain of $0.4 million for the initial value of the Motive warrant. For the year ended December 31, 2002, we recorded losses of $3.4 million, $1.5 million, and $0.4 million on three of our investments in privately-held companies. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months. We believe that the carrying value of our investments in non-consolidated companies approximated their fair value at December 31, 2004 and 2003.

In February 2004, one of the privately held companies in which we had an equity investment was acquired by a public company. We received $1.5 million cash and common stock of that company. Cash proceeds received by us were recorded as a return of investment in the privately held company. The common stock we received from the public company was recorded at the carrying value of our investment in the privately held company, net of cash received, and was treated as available-for-sale securities. Unrealized gains related to the available-for-sale securities was included as a component of “Accumulated other comprehensive loss,” until the common stock was sold. On May 7, 2004, we sold the common stock of the public company for $1.7 million in cash, resulting in a realized gain of approximately $0.3 million.

We had not exercised the Motive warrant as of December 31, 2004. The fair value of the Motive warrant was calculated using the Black-Scholes option-pricing model with the following inputs:

	December 31,
	2004	2003
Contractual life (years)	5.0	5.0
Risk-free interest rate	3.69%	3.25%
Volatility	75.0%	53.7%
Dividend yield	0.0%	0.0%

NOTE 5—ACQUISITIONS

2004

Appilog

On July 1, 2004, we completed the acquisition of all capital stock of Appilog, a provider of auto-discovery and application mapping software. Appilog’s advanced technology automatically manages the complex and dynamic dependencies between enterprise applications and their supporting infrastructure. Appilog’s technology, when combined with our application management products, optimizes business results from applications by managing relationships between users, applications, and the supporting infrastructures for the applications. The value of combining the auto-discovery technology acquired from Appilog with our existing application management products contributed to a purchase price in excess of the fair market value of Appilog’s net tangible and amortizable intangible assets acquired, and as such, we have recorded goodwill associated with the transaction in the amount of $51.8 million. The goodwill is not deductible for tax purpose and will not be amortized. We will test the goodwill for impairment at least annually.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total preliminary purchase price of the Appilog acquisition was as follows (in thousands):

Cash	$50,791
Fair value of Appilog options assumed by Mercury	10,401
Direct acquisition costs incurred by Mercury	725

Total purchase price	$61,917

We also assumed all Appilog options outstanding and fully vested as of the date of the acquisition, which were converted into options to purchase approximately 229,000 shares of our common stock. The fair value of Appilog options assumed by us was determined using the Black-Scholes option-pricing model with the following inputs: risk-free interest rate of 3.74%, expected life of 4 years, volatility of 84%, zero dividend rate, and the fair value of our common stock as of July 1, 2004. The purchase price is allocated to the following tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$1,973
Tangible assets	489
In-process Research and Development (IPR&D)	900
Non-compete agreements	400
Patents/core technology	1,200
Maintenance contracts	1,200
Customer relationships	1,300
Existing technology	4,800
Goodwill	51,835

Total assets acquired	64,097
Liabilities assumed	(2,180)

$61,917

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

We recognized intangible assets acquired from the Appilog acquisition as assets apart from goodwill because they arose either from contractual or other legal rights, or they were separable from the acquired entity and they could be sold or licensed separately. These intangible assets were identified through interviews with Appilog management and our analysis of financial information provided by Appilog. We valued identifiable assets related to non-compete agreements, patents or core technology, maintenance contracts, and existing technology using the discounted cash flow as estimated by management knowledgeable in the technologies and commercial applications of these assets with discount rates of 21%, 21%, 19%, and 19%, respectively. To value patents or core technology, maintenance contracts, and existing technology, we took into account the projected revenues and expenses that could be generated over the estimated useful life of the technologies or contracts. To value the acquired non-compete agreements, we took into account the potential loss in revenues and additional expenses to Mercury if the signatories to the agreements were to enter into competition. We valued identifiable asset related to customer relationships using the cost approach under which the fair value of the identified asset was estimated based on the cost to replace the existing customer relationships established by Appilog management.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average amortization period of non-compete agreements is 18 months, patents/core technology, maintenance contracts, customer relationships, and existing technology are 60 months. The weighted average amortization period of all intangible assets is 58 months. All intangible assets are amortized on a straight-line basis over their useful lives which best represents the distribution of the economic value of the intangible assets. Amortization expense for the year ended December 31, 2004 was $1.0 million.

In conjunction with the acquisition of Appilog, we recorded a $0.9 million charge for acquired IPR&D during the third quarter of 2004 because feasibility of the acquired technology had not been established and no future alternative uses existed. The acquired IPR&D charge is included as “Acquisition-related charges” in our consolidated statements of operation for the year ended December 31, 2004. The acquired IPR&D is related to the development of a more advanced version of auto discovery and application mapping software. The value of acquired IPR&D was determined through the discounted cash flow approach. The expected future cash flow attributable to the in-process technology was discounted at approximately 30%, taking into account the percentage of completion of approximately 87%, the rate technology changes in the industry, the future markets, and the risk that the technology is not competitive with other products using alternative technologies with comparable functionalities. As of December 31, 2004, acquired IPR&D projects were completed.

The results of operations of Appilog have been included in our consolidated statements of operations since the completion of the acquisition on July 1, 2004. Results of operations for Appilog for periods prior to the acquisition were not material to us and accordingly pro forma results of operations have not been presented.

2003

Kintana

On August 15, 2003, we acquired Kintana, a leading provider of IT governance software and services. Kintana’s IT governance software and services expands our product line to include products which enable our customers to improve the management of information technology performance. The ability to offer additional products to our customers contributed to a purchase price in excess of the fair market value of Kintana’s net tangible assets acquired, and as such, we have recorded goodwill associated with the transaction of $214.0 million. The goodwill is not deductible for tax purpose and will not be amortized. We will test the goodwill for impairment at least annually.

The total purchase price of the Kintana merger was as follows (in thousands):

Cash	$130,900
Fair value of Mercury common stock issued	88,533
Fair value of Mercury options issued	39,641
Direct merger costs incurred by Mercury	3,714
Direct merger costs incurred by Kintana paid by Mercury	4,646

Total purchase price	$267,434

The fair value of our common stock issued was determined using the average closing price of our common stock for the 15 trading days up to and including August 13, 2003. The fair value of our options issued was determined using the Black-Scholes option-pricing model with the following inputs: risk-free interest rate of 3.37%, expected life of 4 years, volatility of 89%, zero dividend rate, and the fair value of our common stock as of August 14, 2003. We issued 2,236,926 shares of common stock based upon the number of shares of Kintana stock outstanding as of August 15, 2003, and the exchange ratio in accordance with the merger agreement. We

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also issued options to purchase 1,493,066 shares of our common stock in exchange for all Kintana options outstanding as of August 15, 2003.

The purchase price is allocated to the following tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$1,283
Tangible assets	10,182
Deferred tax asset	14,909
IPR&D	10,688
Non-compete agreements	13,863
Current products and technology	13,376
Core technology	10,930
Maintenance and support contracts	6,106
Goodwill	213,982

Total assets acquired	295,319
Liabilities assumed	(11,492)
Deferred tax liability	(17,710)
Unearned stock-based compensation	1,317

$267,434

We recorded total deferred tax asset of $14.9 million primarily relating to net operating loss and tax credit carryforwards acquired as part of the acquisition. In conjunction with the filing of Kintana’s 2003 income tax return in 2004, we recorded additional deferred tax assets of $2.1 million and we reduced goodwill by the same amount accordingly. In addition, a deferred tax liability of $17.7 million was recorded for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the acquisition.

In 2004, we increased accounts receivable balance acquired from Kintana by $1.2 million since, based on additional information requested and received by management, we collected payments from customers of these accounts receivable. We reduced goodwill by $1.2 million accordingly.

We recognized intangible assets acquired from the Kintana acquisition as assets apart from goodwill because they arose either from contractual or other legal rights, or they were separable from the acquired entity and they could be sold or licensed separately. These intangible assets were identified through interviews with Kintana management. We valued these identifiable intangible assets using the discounted cash flow as estimated by management knowledgeable in the technologies and commercial applications of these assets with a discount rate of 20%. To value current product and technology, core technology, and maintenance and support contracts, we took into account the projected revenues and expenses that could be generated over the estimated useful life of the technologies or contracts. To value the acquired non-compete agreements, we took into account the impact on our earnings if the signatories to the agreements were to enter into competition.

The weighted average amortization period of non-compete agreements and current products and technology are 36 months, core technology is 60 months, and maintenance and support contracts are 72 months. The total weighted average amortization period of all intangible assets is 47 months. All intangible assets are amortized on a straight-line basis over their useful lives which best represents the distribution of the economic value of the intangible assets. Amortization expense for intangible assets acquired from Kintana for the years ended December 31, 2004 and 2003 was $12.3 million and $4.6 million, respectively.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the acquisition of Kintana, we recorded a $10.7 million charge for acquired IPR&D during the third quarter of 2003 because technological feasibility of the IPR&D had not been established and no future alternative uses existed. The acquired IPR&D charge was recorded as “Acquisition-related charges” in our consolidated statement of operations for the year ended December 31, 2003. The acquired IPR&D is related to the next generation of Kintana’s IT governance software products including changes to existing applications and the addition of new applications. The value of acquired IPR&D was determined using the discounted cash flow approach. The expected future cash flow attributable to the in-process technology is discounted at 23%. This rate takes into account that the product leverages core and current technology found in the versions of the software, the increasing complexity and criticality of distributed software applications, the demand for faster turnaround of new distributed applications and enhancements, the expected growth in the industry, the continuing introduction of new functionality into the products, and the percentage of completion of approximately 35%. As of December 31, 2004, the acquired IPR&D projects were completed.

In conjunction with the acquisition of Kintana, we recorded unearned stock-based compensation totaling $1.3 million, which represents the intrinsic value of 1,493,066 options to purchase our common stock that we issued in exchange for Kintana unvested stock options. This amount is included in the total fair value of our options issued of $39.6 million. Unearned stock-based compensation is amortized over the remaining vesting period of the related options on a straight-line basis. During the years ended December 31, 2004 and 2003, amortization of unearned stock-based compensation associated with these options was $0.4 million and $0.2 million, respectively.

We did not record any integration costs related to the Kintana acquisition during the year ended December 31, 2004. During the year ended December 31, 2003, we recorded $0.6 million in integration costs related to the Kintana acquisition, primarily for severance and consulting services.

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

	Year Ended December 31,
	2003	2002
	(unaudited)
Net revenues	$534,914	$444,647
Net income	$38,441	$53,900
Net income per share (basic)	$0.44	$0.63
Net income per share (diluted) *	$0.39	$0.60

*	In accordance with EITF No. 04-8, 2003 net income has been retroactively adjusted to include debt expense, net of tax, of $1.0 million and 2003 diluted net income per share has been retroactively adjusted to include 9.7 million shares of common stock issuable upon the conversion of the 2003 Notes.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performant

On May 5, 2003, we acquired all of the outstanding stock and assumed the unvested stock options of Performant, a provider of Java 2 Enterprise Edition (J2EE) diagnostics software. Performant’s technology pinpoints performance problems at the application code level. The Performant acquisition allows our customers to diagnose J2EE performance issues across the application delivery and management cycle from pre-production testing to production operations. The ability to offer our customers software products with additional functions contributed to a purchase price in excess of the fair market value of Performant’s net tangible assets acquired, and as such, we have recorded goodwill associated with the transaction of $16.3 million. The goodwill is not deductible for tax purpose and will not be amortized. We will test the goodwill for impairment at least annually.

The fair value of our options issued was determined using the Black-Scholes option-pricing model with the following inputs: risk-free interest rate of 1.99%, expected life of 4 years, volatility of 89%, zero dividend rate, and the fair value of our common stock as of May 5, 2003. We also issued options to purchase approximately 9,300 shares of our common stock in exchange for all Performant unvested options outstanding as of May 2, 2003.

The total purchase price was $22.5 million and consisted of cash consideration of $21.9 million, net of cash acquired of $0.3 million, and transaction costs of $0.6 million. The purchase price is allocated to the following tangible and intangible assets acquired and liabilities assumed (in thousands):

Tangible assets (net of cash acquired)	$270
Deferred tax asset	3,658
IPR&D	1,280
Existing technology	1,620
Patents and core technology	800
Employment agreements	720
Customer contracts and related relationships	150
Order backlog	80
Goodwill	16,296

Total assets acquired	24,874
Liabilities assumed	(1,190)
Deferred tax liability	(1,180)

$22,504

We recorded a deferred tax asset of $3.7 million relating to net operating loss and tax credit carryforwards acquired as part of the acquisition. In conjunction with the filing of Performant’s 2003 income tax return in 2004, we recorded additional deferred tax asset of $0.9 million and we reduced goodwill by the same amount accordingly. In addition, a deferred tax liability of $1.2 million was recorded for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the acquisition.

We recognized intangible assets acquired from the Performant acquisition as assets apart from goodwill because they arose either from contractual or other legal rights, or they were separable from the acquired entity and they could be sold or licensed separately. These intangible assets were identified through interviews with Performant management and our analysis of financial information provided by Performant. We valued identifiable assets related to existing technology and patents and core technology using the discounted cash flow as estimated by management knowledgeable in the technologies and commercial applications of these assets with discount rates of 17% and 22%, respectively. To value these identified intangible assets, we took into account the

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

projected revenues and expenses that could be generated over the estimated useful life of the technologies or contracts. We valued identifiable asset related to employment agreements, customer contract and related relationships, and order backlog using the cost approach under which the fair value of the identified assets were estimated based on the cost to replace the existing agreements, relationships or transactions previously established by Performant management.

The weighted average amortization period of existing technology, patents and core technology, and customer contracts and related relationships are 48 months, employment agreements are 18 months, and order backlog is 3 months. The total weighted average amortization period of all intangible assets is 41 months. All intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense for intangible assets acquired from Performant for the years ended December 31, 2004 and 2003 was $1.0 million and $0.8 million, respectively.

In conjunction with the acquisition of Performant, we recorded a $1.3 million charge for acquired IPR&D during the second quarter of 2003 because feasibility of the acquired technology had not been established and no future alternative uses of the technology existed. The acquired IPR&D charge was recorded as “Acquisition-related charges” in our consolidated statement of operations for the year ended December 31, 2003. The acquired IPR&D is related to the development of the Microsoft version of the diagnostics software or .NET version. The value of IPR&D was determined through the discounted cash flow approach. The expected future cash flow attributable to the in-process technology was discounted at 29%, taking into account the percentage of completion of approximately 46%, the rate technology changes in the industry, product life cycles, the future markets, and various projects’ stage of development. As of December 31, 2004, the acquired IPR&D projects were completed.

In conjunction with the acquisition of Performant, we recorded unearned stock-based compensation totaling $0.3 million associated with approximately 9,300 unvested stock options that we assumed. The options assumed were valued using the Black- Scholes option-pricing model. During the years ended December 31, 2004 and 2003, amortization of unearned stock-based compensation associated with these options was less than $0.1 million.

The transaction was accounted for as a purchase and, accordingly, the operating results of Performant have been included in our accompanying consolidated statement of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of Mercury and Performant as if the acquisition had occurred as of the beginning of 2003 and 2002, after applying certain adjustments, including amortization of intangible assets and amortization of unearned stock-based compensation and interest income, net of related tax effects. The acquired IPR&D of $1.3 million has been excluded from the following presentation as it is non-recurring charge (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002
	(unaudited)
Net revenues	$506,604	$400,653
Net income	$40,152	$58,928
Net income per share (basic)	$0.46	$0.70
Net income per share (diluted) *	$0.40	$0.67

*	In accordance with EITF No. 04-8, 2003 net income has been retroactively adjusted to include debt expense, net of tax, of $1.0 million and 2003 diluted net income per share has been retroactively adjusted to include 9.7 million shares of common stock issuable upon the conversion of the 2003 Notes.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the acquisition of Performant, we committed to a license agreement for certain technology. The agreement was entered into in August 2000 and remains in effect until April 2018. The total estimated commitment is approximately $0.2 million, although the maximum commitment could reach approximately $0.8 million. We have paid $21,000 through December 31, 2004.

In conjunction with the acquisition of Performant, we entered into a milestone bonus plan related to certain research and development activities. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates. The commitment will be earned equally over time as milestones are achieved and expensed as earned. The maximum total payment under the plan is $5.5 million, of which $5.2 million has been paid through December 31, 2004. For the years ended December 31, 2004 and 2003, we recorded $3.1 million and $2.8 million, respectively as “Restructuring, integration and other related charges” in our consolidated statements of operations associated with the milestone bonus plan.

2002

There were no business acquisitions during 2002.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2004, we acquired goodwill and intangible assets in conjunction with our acquisition of Appilog. In May and August 2003, in conjunction with our acquisitions of Performant and Kintana, respectively, we acquired goodwill and intangible assets. See Note 5 for a full description of our acquisition activities. In addition, we purchased existing technology from Allerez in July 2003 and the Mercury.com domain name in October 2003.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2002	$113,327
Acquisition of Performant	17,154
Acquisition of Kintana	217,135

Balance at December 31, 2003	347,616
Additional goodwill amount for acquisition of Kintana	163
Additional goodwill amount for acquisition of Appilog	51,835
Adjustment to goodwill amount related to Kintana	(3,317)
Adjustment to goodwill amount related to Performant	(858)

Balance at December 31, 2004	$395,439

In 2004, we increased our goodwill from Kintana acquisition by $0.2 million, due to additional liabilities. We reduced our goodwill from the Kintana acquisition by $3.3 million as a result of additional deferred tax assets of $2.1 million realizable from the Kintana acquisition based on the filing of Kintana’s 2003 income tax return in 2004 and an adjustment to accounts receivable acquired from Kintana of $1.2 million. In 2004, we also reduced our goodwill from the Performant acquisition by $0.9 million as a result of additional deferred tax assets realizable from the Performant acquisition based on the filing of Performant’s 2003 income tax return in 2004.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of intangible assets are as follows (in thousands):

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Existing technology	$24,966	$11,649	$13,317	$20,166	$5,481	$14,685
Patents and core technology	14,530	5,059	9,471	13,330	2,345	10,985
Maintenance and support contracts	7,306	1,519	5,787	6,106	382	5,724
Employment agreements	1,120	853	267	720	320	400
Customer contracts and other	15,393	6,626	8,767	14,093	1,838	12,255
Domain name	1,124	281	843	1,135	58	1,077

	$64,439	$25,987	$38,452	$55,550	$10,424	$45,126

In July 2003, we purchased existing technology from Allerez for $1.3 million. This technology enables our customers to leverage their investment in their existing information technology infrastructure. The valuation of the intangible assets acquired was based upon our estimates. The intangible assets are amortized on a straight-line basis over their useful lives which best represent the distribution of the economic value of the intangible assets.

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

The weighted average amortization period of existing technology is 42 months, patents and core technology is 57 months, employment agreements is 18 months, maintenance and support contracts is 70 months, customer contracts and other intangible assets are 38 months, and domain name is 60 months. The total weighted average amortization period of all intangible assets is 47 months. The aggregate amortization expense of intangible assets was $15.6 million, $7.5 million, and $2.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. Amortization of intangible assets related to our current products are recorded as “Cost of revenue—amortization of intangible assets” in our consolidated statements of operations. The following table shows the breakdown of amortization of intangible assets recorded in the consolidated statements of operations for the periods indicated (in thousands):

	Year ended December 31,
	2004	2003	2002
Cost of license and subscription	$8,882	$4,808	$1,833
Cost of maintenance	1,137	381	—

Total cost of revenue	10,019	5,189	1,833
Operating expenses	5,544	2,281	542

	$15,563	$7,470	$2,375

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future amortization of intangible assets at December 31, 2004 is as follows (in thousands):

Year Ending December 31,
2005	$15,436
2006	11,764
2007	5,516
2008	4,253
Thereafter	1,483

$38,452

NOTE 7—LONG-TERM DEBT

In July 2000, we issued $500.0 million in 4.75% Convertible Subordinated Notes due July 1, 2007. The 2000 Notes bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. If we redeem the 2000 Notes, we will pay accrued interest up to the redemption date. We did not redeem any portion of the 2000 Notes in 2004, 2003, or 2002. During the year ended December 31, 2002, we paid $65.8 million including accrued interest of $1.2 million to retire $77.5 million face value of the Notes, which resulted in a gain on early retirement of debt of $11.6 million. From December 2001 through December 31, 2004, we retired $200.0 million face value of the 2000 Notes.

In connection with the issuance of our 2000 Notes, we incurred $14.6 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. In conjunction with the retirement of a portion of our 2000 Notes, we wrote off $3.8 million of debt issuance costs. The remaining costs are being amortized using the straight-line method over the remaining term of the 2000 Notes. Amortization expense related to the issuance costs was $1.3 million, $1.4 million, and $1.6 million for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, net debt issuance costs associated with our 2000 Notes were $3.3 million and $4.6 million, respectively.

In 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. See Note 13 for a full description of our derivative financial instruments and related accounting policies.

In April 2003, we issued $500.0 million of Zero Coupon Senior Notes due 2008 in a private offering. The 2003 Notes mature on May 1, 2008, do not bear interest, have a zero yield to maturity, and may be convertible into our common stock. Holders of the 2003 Notes may convert their 2003 Notes prior to maturity only:

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

In connection with the issuance of our 2003 Notes, we incurred $11.9 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. These costs are being amortized using straight-line method over the term of the 2003 Notes. Amortization expense related to the issuance costs was $2.4 million and $1.6 million for the years ended December 31, 2004 and 2003. At December 31, 2004 and 2003, net debt issuance costs associated with our 2003 Notes were $8.0 million and $10.4 million, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Royalty agreement

On June 30, 2003, we entered into a non-exclusive agreement (amended in February 2004) to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out, or other transfer of all or substantially all of the business, stock, or assets to which the agreement relates. The licensed technology will be combined with our other existing Mercury products, which should be generally available in early 2006. The agreement is in effect until December 31, 2006 with a right to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. Under the original agreement, we had committed to royalty payments totaling $15.0 million, of which $8.0 million had been paid as of December 31, 2003. In accordance with the addendum, the remaining royalty balance of $7.0 million was accelerated and was paid in February 2004. We recorded such payments as prepaid royalties. Prepaid royalties are included as “Prepaid expenses and other assets” in our consolidated balance sheet and will be amortized to cost of license and subscription at the greater of the actual revenue over forecasted revenue or straight line over the estimated useful life.

Executive severance

In December 2003, we entered into a severance agreement with a former executive officer. In accordance with the agreement, the former executive officer is entitled to salary and bonus through October 3, 2005. Under the agreement, we also accelerated the vesting of options to purchase 374,479 shares of common stock with exercise prices ranging from $29.29 to $60.88. The exercise period of these accelerated options and the vested portion of options to purchase 255,208 shares of common stock with an exercise price of $60.88 was extended

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through October 3, 2005 (See Note 10). Severance charge related to accrued salaries and bonuses of $1.5 million was recorded as “Marketing and selling expense” in our consolidated statement of operations for the year ended December 31, 2003.

Lease commitments

We lease our headquarters facility and facilities for sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire through 2015. Certain of these leases contain renewal options. In addition, we lease certain equipment under various leases agreements with lease terms ranging from month-to-month up to one year. Future minimum payments under the facilities, including the two vacant facilities from the Kintana acquisition, equipment, and other leases with non-cancelable terms in excess of one year are as follows at December 31, 2004 (in thousands):

Year ending December 31,
2005	$20,532
2006	14,178
2007	10,330
2008	6,700
2009	5,876
Thereafter	21,186

$78,802

Total rent expense under operating leases amounted to $13.7 million, $8.4 million, and $6.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Letters of credit

As of December 31, 2004, we had three irrevocable letters of credit agreements totaling $1.2 million in conjunction with our facility leases. See Note 16 for a full description of the letters of credit.

Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Our former Vice President of Tax, Uzi Sasson, filed a complaint on August 4, 2004, alleging that we wrongfully terminated his employment. We believe these claims are without merit and intend to vigorously defend the lawsuit. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in our financial position, results of operations, or cash flows.

NOTE 9—GUARANTEES

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN No. 34 (FIN No. 45) requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The following is a summary of the agreements that we have determined are within the scope of FIN No. 45:

We warrant our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value on these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. We are not aware of any potential obligations arising as a result of acquisitions completed prior to December 31, 2004 that were not included in the purchase price.

As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, subsidiaries and/or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.

We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby our customers are indemnified for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and excess insurance policies that enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.

We also have arrangements with certain vendors whereby we guarantee the expenses incurred by certain of our employees. The term is from execution of the arrangement until cancellation and payment of any outstanding

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts. We would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is insignificant. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.

NOTE 10—STOCKHOLDERS’ EQUITY

Preferred Stock

Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors may determine the rights, preferences, and terms of our authorized but unissued shares of preferred stock.

Common stock

At the 2004 Annual Meeting of the stockholders held in May 2004, the stockholders approved an increase in the number of authorized shares of common stock of Mercury from 240 million to 560 million shares.

In accordance with a Preferred Shares Rights Agreement or Shareholder Rights Plan, as amended, which we adopted on July 5, 1996, our common stockholders receive a preferred stock purchase right for each share of common stock issued after July 15, 1996.

Stock Repurchase Programs

During the third quarter of 2001, the Board authorized the repurchase of 1 million shares of our common stock in the open market, subject to normal trading restrictions, at a price no greater than $25.00. At December 31, 2004 and 2003, we had 0.8 million shares of treasury stock at a cost of $16.1 million for both years under this stock repurchase program.

On July 27, 2004, our Board of Directors approved a program to repurchase up to $400.0 million of our common stock over the next two years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. During 2004, we have repurchased 9,675,000 shares of our common stock at an average price of $34.33 for an aggregate purchase price of $332.2 million. December 31, 2004, we had 9.7 million shares of treasury stock at a cost of $332.2 million under this stock repurchase program.

The repurchased shares under our stock repurchase programs will be used for general corporate purposes, including the share issuance requirements under our employee stock option and purchase plans. Treasury stock is accounted for under cost method. To date, we have not reissued or retired our treasury stock.

Unearned Stock-Based Compensation

Unearned stock-based compensation was related to assumed stock options in conjunction with the acquisitions of Kintana and Performant in 2003 and Freshwater in 2001. Acquisition-related unearned stock-based compensation includes the intrinsic value of stock options assumed in conjunction with the acquisitions that is earned as the employees provide future services. Unearned stock-based compensation is amortized to expense over the remaining vesting period of the related options on a straight-line basis. Through December 31, 2004, we reduced unearned stock-based compensation by $7.1 million due to the termination of certain employees. For the years ended December 2004, 2003, and 2002, stock-based compensation expense related to our acquisitions totaling $0.7 million, $0.8 million, and $1.2 million, respectively. The estimated amortization of unearned stock-based compensation is $0.3 million for 2005, $0.2 million for 2006, and less than $0.1 million for 2007.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, in connection with a severance agreement with a former executive officer, we accelerated the vesting of options to purchase 374,479 shares of common stock with exercise prices ranging from $29.29 to $60.88. The exercise period of these accelerated options and the vested portion of options to purchase 255,208 shares of common stock with an exercise price of $60.88 was extended through October 3, 2005. As of result of the modification of stock options, we recorded a one-time stock-based compensation charge of $5.1 million based on the fair value of our common stock on the date of the modification.

During 2004 and 2003, we recorded a one-time stock-based compensation charge of $0.1 million in each respective year which was associated with modification of original terms of certain options.

NOTE 11—EMPLOYEE BENEFIT PLANS

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

1999 Plan

In August 1998, the stockholders adopted the 1999 Stock Option Plan (1999 Plan) to replace the 1989 Plan, effective on the expiration of the term of such plan in August 1999. Since adoption, an aggregate of

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19,506,527 shares of common stock have been reserved for issuance upon exercise of stock options to be granted under this plan. The provisions of the 1999 Plan regarding option term, grant price, exercise price, and vesting period are identical to those of the 1989 Plan except that all options granted under the 1999 Plan must be at exercise prices not less than 100% of the fair market value.

2000 Plan

In July 2000, we adopted the 2000 Supplemental Stock Option Plan (2000 Plan) which allows options to be granted to any employee who is not a U.S. citizen or resident and who is not an executive officer or director. Since adoption, an aggregate of 6,000,000 shares of common stock have been reserved for issuance upon exercise of stock options to be granted under the 2000 Plan. In November 2000, the Board amended and restated the 2000 Plan to better address our tax issues and our employees in countries other than the U.S. The provisions of the 2000 Plan regarding option term, grant price, and exercise price are identical to those of the 1999 Plan except that all the terms of options granted in certain EMEA countries may be different and the 2000 Plan provides for the grant of stock purchase rights.

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

2003 Appilog Plan

In July 2004, in conjunction with the acquisition of Appilog, we assumed the 2003 Appilog Stock Option Plan (2003 Appilog Plan). The provisions of the 2003 Appilog Plan regarding option term, grant price, exercise price, and vesting period are identical to those of the 1999 Plan. Appilog unvested options were converted to options to purchase our shares at a conversion ratio of 0.0081. Options are no longer granted under this plan.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option plans summary

The following table presents the combined activity of all our option plans for the years ended December 31, 2004, 2003, and 2002 (shares in thousands):

		Options outstanding
	Options available for grant	Number of shares	Weighted average exercise price
Balance outstanding at December 31, 2001	5,895	19,591	$35.32
Additional shares authorized	3,996	—	$—
Options granted	(6,113)	6,113	$29.33
Options canceled	1,447	(1,587)	$45.21
Options exercised	—	(1,456)	$10.11

Balance outstanding at December 31, 2002	5,225	22,661	$34.62
Additional shares authorized	7,126	—	$—
Options assumed in acquisitions	—	1,502	$36.42
Options granted	(6,232)	6,232	$34.43
Options canceled	1,501	(1,771)	$40.29
Options exercised	—	(3,034)	$20.97

Balance outstanding at December 31, 2003	7,620	25,590	$35.90
Options assumed in acquisition	271	229	$4.82
Options granted	(3,367)	3,367	$45.60
Options canceled	1,517	(1,890)	$41.49
Options exercised	—	(3,490)	$24.98

Balance outstanding at December 31, 2004	6,041	23,806	$38.14

The following table presents weighted average price and remaining contractual life information about significant option groups outstanding under the above plans at December 31, 2004 (shares in thousands):

	Options outstanding			Options vested
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 0.13–$ 18.74	3,345	3.99	$9.98	3,240	$9.72
$ 21.03–$ 29.29	3,276	6.72	28.33	2,159	28.44
$ 29.65–$ 31.41	3,287	7.66	31.25	1,450	31.33
$ 31.55–$ 39.81	3,684	7.80	36.04	1,814	34.80
$ 40.72–$ 45.50	3,133	6.44	42.00	2,196	40.89
$ 45.55–$ 60.88	4,467	7.36	53.06	2,071	59.48
$ 63.06–$ 89.00	2,424	5.74	64.79	2,392	64.75
$103.44–$125.44	190	5.66	107.80	190	107.80

$ 0.13–$125.44	23,806	6.61	38.14	15,512	38.03

Employee Stock Purchase Plan

In August 1998, the stockholders adopted the 1998 Employee Stock Purchase Plan (1998 ESPP). Since adoption, an aggregate of 7,300,000 shares of common stock have been reserved for issuance thereunder. Under the 1998 ESPP, employees are granted the right to purchase shares of common stock at a price per share that is

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the lesser of (i) 85% of the fair market value of the shares at the participant’s entry date into the offering period, or (ii) 85% of the fair market value of the shares at the end of the offering period. In August 2001, the Board changed the offering period from six months to two years. During 2004, 2003, and 2002, 707,000, 526,000, and 389,000 shares, respectively, were purchased under the 1998 ESPP at an average purchase price of $24.22, $21.23, and $23.81, respectively.

Fair Value and Assumptions for SFAS No. 123 Pro Forma Disclosures

The fair value of options and shares issued pursuant to the stock option plans and the 1998 ESPP at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2004, 2003, and 2002:

	Option plans			ESPP
	2004	2003	2002	2004	2003	2002
Expected life (years)	4.28	3.98	4.00	0.50	0.50	0.50
Risk-free interest rate	3.30%	3.05%	4.18%	1.62%	1.64%	3.84%
Volatility	82%	89%	90%	81%	89%	90%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility and expected life of an option. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. Based upon the above assumptions, the weighted average fair valuation per share of options granted under the option plans during the years ended December 31, 2004, 2003, and 2002 was $28.73, $22.52, and $19.44, respectively. The weighted average fair valuation per share of stock granted under the 1998 ESPP during the years ended December 31, 2004, 2003, and 2002 was $13.66, $12.70 and $13.54, respectively.

Long-Term Incentive Plan

On December 15, 2004, the Compensation Committee of our Board of Directors adopted the Mercury Long-Term Incentive Plan (Incentive Plan) which provides cash-based and equity-based incentives to our eligible employees, including executive officers designated by the Compensation Committee. Payment of the cash awards is generally based upon the attainment of financial goals over a particular performance period. The Compensation Committee may specify a vesting period for payment of the cash awards that may be longer than the performance period. We will recognize expense related to the cash awards over the performance period or the vesting period, whichever longer on straight line basis. Equity awards will be granted under the 1999 Plan and subject to the terms and conditions under the 1999 Plan. The Incentive Plan is expected to commence in 2005 and can be terminated at the discretion of the Compensation Committee.

401(k) Plan

We have a qualified 401(k) plan available to eligible employees. Participants may contribute up to a maximum percentage of their annual compensation to the plan as determined by us, limited to a maximum annual amount set by the Internal Revenue Service. We match employee contributions dollar for dollar up to a maximum of $1,000 per year per person. Matching contributions vest according to the number of years of

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee service. We contributed and expensed $955,000, $793,000, and $603,000 to the 401(k) plan during 2004, 2003, and 2002, respectively.

NOTE 12—INCOME TAXES

The provision for income taxes consisted of (in thousands):

	Year Ended December 31,
	2004	2003	2002
Federal:
Current	$22,972	$137	$12,095
Deferred	(11,202)	10,301	(5,915)

	11,770	10,438	6,180

State:
Current	1,665	(1,841)	2,087
Deferred	17	1,922	(680)

	1,682	81	1,407

Foreign:
Current	9,395	(14,590)	9,598
Deferred	(302)	20,253	—

	9,093	5,663	9,598

	$22,545	$16,182	$17,185

Income before provision for income taxes consisted of (in thousands):

	Year Ended December 31,
	2004	2003	2002
Domestic	$113,611	$(64,821)	$(59,213)
Foreign	(6,466)	122,516	141,602

	$107,145	$57,695	$82,389

The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	December 31,
	2004	2003	2002
Provision at federal statutory rate	$37,501	$20,193	$28,837
State tax, net of federal tax benefit	1,681	81	1,407
Foreign rate differentials	(17,179)	(14,057)	(13,109)
Tax-exempt interest	(244)	(787)	(575)
Non-deductible goodwill	—	3,003	—
Non-deductible in-process research and development	315	4,907	—
Non-deductible stock-based compensation	287	2,457	—
Research and development credit	(250)	—	—
Other	434	385	625

	$22,545	$16,182	$17,185

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $659.0 million of undistributed earnings for certain non-U.S. subsidiaries. We intend to invest these earnings indefinitely in operations outside the U.S.

The components of the deferred tax assets (liabilities) follow (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Other reserves and accruals	$1,871	$13,195
Depreciation and amortization	2,887	5,133
Sales reserve	2,120	2,167
Accrued vacation	2,546	2,345
Tax credit carryovers	3,520	948
Net operating loss and capital loss carryforwards	5,556	23,349

	18,500	47,137
Deferred tax liabilities:
Deferred intercompany payments	—	(58,571)
Acquired intangible assets	(11,554)	(16,757)

	(11,554)	(75,328)

	$6,946	$(28,191)

At December 31, 2004 and 2003, our U.S. net operating loss carryforwards for income tax purposes were approximately $192.6 million and $223.7 million, respectively. If not utilized, the Federal net operating loss carryforwards will expire in various years through 2023, and the States net operating loss carryforwards will expire in various years through 2013. The net operating losses are primarily attributable to stock option compensation deductions. We have recorded a valuation allowance for the entire portion of the net operating losses related to the income tax benefits arising from the exercise of employees’ stock options. We have established this valuation allowance because, in our best assessment, it is more likely than not that we will not recognize the tax benefit relating to these net operating loss carryovers. If these losses are ultimately recognized, the tax benefit will be directly allocated to contributed capital.

In 2004 and 2003, we recognized a tax benefit of $18.0 million and $6.4 million, respectively relating to stock option deductions. These tax benefits were directly allocated to contributed capital.

As a result of ownership changes in Performant, approximately $10.0 million of net operating loss carryovers that relate to the Performant acquisition are subject to certain limitations under the U.S. Internal Revenue Code and State tax laws.

Income tax, net recorded in our consolidated balance sheets consisted of the followings (in thousands):

	December 31,
	2004	2003
Deferred tax liabilities, net	$2	$28,367
Income taxes payable	65,576	35,404

	$65,578	$63,771

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The earnings from foreign operations in Israel are subject to a lower tax rate pursuant to “Approved Enterprise” incentives effective through 2013. The incentives provide for certain tax relief if certain conditions are met. We believe that we continued to be in compliance with these conditions at December 31, 2004.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we recorded a current tax payable and a prepaid tax asset in the amount of $25.5 million, which will be amortized to income tax expense over eight years, which approximates the period over which the expected benefit is expected to be realized. At December 31, 2004, we have a prepaid tax asset of $3.2 million included in prepaid expenses and $12.7 million included in other assets.

NOTE 13—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into forward contracts to hedge foreign currency exposures related to certain foreign currency denominated intercompany balances attributable to subsidiaries and foreign offices in the Americas, EMEA, APAC, and Japan. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts, terminating, or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures. We do not enter into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to intercompany balances. In May 2004, we effected a change to enter into hedge contracts of one-fiscal month duration to improve the overall effectiveness of our hedge strategy. Gains or losses on forward contracts are recognized as other income or expense in the same period as gains or losses on the underlying evaluation of intercompany balances. We had outstanding forward contracts with notional amounts totaling $31.2 million and $31.5 million at December 31, 2004 and 2003, respectively. The forward contracts in effect at December 31, 2004 matured on January 31, 2005 and were hedges of certain foreign currency exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Korean Won, Norwegian Kroner, South African Rand, Swedish Kroner, and Swiss Franc.

We also utilize forward exchange contracts of one fiscal-month duration to offset translation gains and losses of various non-functional currency exposures that occur with foreign currency market fluctuations. Currencies hedged under this program include the Canadian Dollar, Hong Kong Dollar, Israeli Shekel, and Singapore Dollar. Increases or decreases in the value of these non-functional currency assets are offset by gains or losses on the forward contracts. We had outstanding forward contracts with notional amounts totaling $23.7 million and $42.6 million at December 31, 2004 and 2003, respectively.

These forward contracts contain credit risk in that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk of loss by limiting these agreements to major financial institutions. We also monitor closely the potential risk of loss with any one financial institution. We do not expect any material losses as a result of default by counterparties.

In January 2002 and February 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. In November 2002, we merged the two interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) into a single interest rate swap with GSCM to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap of $300.0 million, with a maturity date of July 2007, is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 46.0 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR throughout the life of the 2000 Notes.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in the fair value of the underlying 2000 Notes attributable to changes in the LIBOR in our consolidated balance sheet. We record the ineffectiveness arising from the difference between the two fair values in our consolidated statements of operations as “Other income (expense), net.” At December 31, 2004 and 2003, the fair value of the swap was $4.8 million and $11.6 million, respectively, and the change in the fair value of our 2000 Notes attributable to changes in the LIBOR during the period resulted in a decrease in the carrying value of our 2000 Notes was $4.5 million and $11.2 million, respectively. The unrealized gains on the interest rate swap were less than $0.1 million for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, our total restricted cash associated with the swap was $6.0 million.

We are exposed to credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under the swap are guaranteed by the Goldman Sachs Group L.P.

For the year ended December 31, 2004, we recorded interest expense of $6.1 million and interest income of $14.3 million, respectively, as a result of our interest rate swap. For the year ended December 31, 2003, we recorded interest expense of $5.3 million and interest income of $14.3 million, respectively, as a result of our interest rate swap. For the year ended December 31, 2002, we recorded interest expense of $7.9 million and interest income of $14.5 million, respectively, as a result of our interest rate swap and our prior interest rate swaps for the 2002 period. Our net interest expense, including the interest paid on our 2000 Notes, was $6.0 million, $5.3 million, and $8.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 14—RESTRUCTURING, INTEGRATION AND OTHER RELATED CHARGES

We did not record any restructuring charges during the years ended December 31, 2004 and 2003. See Note 5 for integration and other related charges we recorded during the years ended December 31, 2004 and 2003.

During the first quarter of 2002, we reversed $0.5 million of the cash restructuring charges associated with the cancellation of the marketing event in 2001 because we were able to use the deposit for another event. The charge was originally recorded as part of the restructuring charge in 2001.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2004, 2003, and 2002 are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Supplemental disclosure:
Cash paid during the year for income taxes, net of refunds of $1,257, $882, and $301, respectively	$4,234	$6,546	$4,200

Cash paid during the year for interest expense	$19,553	$22,005	$20,862

Supplemental non-cash investing activities:
Issuance of common stock and stock options in conjunction with acquisitions	$10,401	$128,473	$—

Purchase of domain name in exchange for customer support service, and sales and technical training	$—	$491	$—

Common stock received in exchange for equity investment in privately-held company	$1,360	$—	$—

The fair value of assets acquired and the fair value of liabilities assumed from acquisitions completed in 2004 and 2003 are disclosed in Note 5.

	Year ended December 31,
	2004	2003	2002

Supplemental non-cash financing activities:
Tax benefit from exercise of stock options	$17,964	$6,367	$—

Issuance of common stock for notes receivable	$—	$—	$769

Elimination of debt offering costs in conjunction with debt retirement	$—	$—	$1,229

NOTE 16—RELATED PARTIES

Notes receivable from issuance of common stock

At December 31, 2004 and 2003, we held full-recourse notes receivable collateralized by common stock from our employees totaling $4.2 million and $6.6 million, respectively, for purchases of our common stock. The notes bear interest at the market rate on the date of issuance specific to the employee. Accrued interest is due between one and five years from the date of issuance. The principal amount is due ten years from the anniversary of the notes or as common stock is sold.

Employee receivables

At December 31, 2003, we held full-recourse notes receivable collateralized by our common stock and/or real property with an employee totaling $0.2 million. The notes bore interest at the market rate on the date of issuance specific to the employee. Accrued interest was due either quarterly or annually. The principal amount was due between five and seven years from the anniversary of the notes. As of December 31, 2004, we had no

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding full-recourse notes receivable collateralized by our common stock and/or real property with any employee or officer.

Business with Wells Fargo & Company

Sale of products and services

We sell products and services to Wells Fargo & Company (Wells Fargo), a financial company, as part of the normal course of business. One of the members of our Board is an executive officer of Wells Fargo. We recorded total revenues from the sale of products and services to Wells Fargo of $5.5 million, $2.1 million, and $1.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. Accounts receivable due from Wells Fargo was $2.6 million and $1.3 million as of December 31, 2004 and 2003, respectively.

Banking services

In addition, we obtain banking services from Wells Fargo. During 2003, we entered into four irrevocable letters of credit agreements totaling $1.4 million with Wells Fargo. Three of the agreements, totaling $1.2 million remained outstanding at December 31, 2004. Two of the agreements were related to facility lease agreements assumed by us in conjunction with the acquisition of Kintana in 2003. One of these agreements remains intact and has an automatic annual renewal provision under which the expiration date cannot be extended beyond March 1, 2006, and the other agreement expired in September 2004. A third agreement is related to a facility lease agreement assumed by us in conjunction with the acquisition of Freshwater in 2001. This agreement has an automatic annual renewal provision under which the expiration dates cannot be extended beyond August 31, 2006. The fourth agreement is related to the facility lease agreement for our new headquarters in Mountain View, California. This agreement is automatically extended after January 1, 2005 unless we provide a termination notice to Wells Fargo. At December 31, 2004 and 2003, no amounts had been drawn on the letters of credit. During 2004, 2003, and 2002, we maintained cash deposit accounts and an investment account related to investments in our Israeli research and development facility with Wells Fargo. As of December 31, 2004 and 2003, total cash deposit balance kept in Wells Fargo was $2.5 million and $6.3 million, respectively. As of December 31, 2004 and 2003, the investment account balance kept in Wells Fargo was $102.7 million and $163.8 million, respectively.

Business with Cisco Systems, Inc.

We sell products and services to Cisco Systems, Inc. (Cisco), a networking and communication equipment manufacturer and service provider for the Internet, as part of the normal course of business. In May 2004, the Chief Information Officer of Cisco became a member of our Board. We recorded total revenues from the sale of products and services to Cisco of $4.3 million for the year ended December 31, 2004. As of December 31, 2004, we had no accounts receivable due from Cisco. Prior to May 2004, we purchased phone equipment from Cisco. For the year ended December 31, 2004, total payments made to Cisco aggregated to $2.4 million. At December 31, 2004, we had no outstanding payables due to Cisco.

Marketing agreement with Biz360

In January 2003, our Audit Committee approved a 15-month subscription agreement with Biz360, as one of our members of the Board of Directors serves on the Biz360 board of directors, to purchase marketing services for $110,000. In April 2003, we signed an extension to the subscription agreement with Biz360. In accordance with the extension to the agreement, Biz360 will provide additional marketing service to our European operations for $60,000 over a 15-month period. As of December 31, 2003, we have made $170,000 in payments toward this agreement. We did not enter into any transactions with Biz 360 in 2004.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subcontractor arrangement with InteQ Corporation

In April 2001 and July 2002, we invested $3.0 million and $369,000 in InteQ Corporation (InteQ) for 6,782,727 shares and 834,512 shares of its Series B Preferred stock, respectively. These investments are accounted for using the cost method. We do not have a seat on the InteQ board of directors. In June 2002, we entered into a subcontractor agreement with InteQ to outsource the delivery of the monitoring and problem remediation solutions of our Global SiteReliance (GSR) service. The contract was scheduled to end in April 2003 and was extended to June 2003. Prior to the subcontractor agreement, we delivered the GSR service to three customers, which as of June 2002 have been transitioned to InteQ. For a subcontractor fee, InteQ would perform the remaining services for these customers and any additional or new service contracts entered into by us. GSR service revenue of $151,000 and $261,000 related to these customers was netted against the subcontractor fee of $151,000 and $261,000 for the years ended December 31, 2003 and 2002, respectively. There were no GSR service revenue nor subcontractor fee related to InteQ recorded for the year ended December 31, 2004. To perform the GSR service to our existing customers, InteQ has purchased a SiteScope thirteen-month term license from us for approximately $216,000. This term license was sold to InteQ with extended payment terms; consequently we are recognizing the revenue associated with this term license as payments are made by InteQ. To service additional customers, InteQ will have to acquire additional SiteScope licenses based upon certain criteria. In 2004, InteQ did not purchase any SiteScope license. In 2003, InteQ purchased additional SiteScope licenses aggregating $75,000, primarily for an existing customer. For the years ended December 31, 2004, 2003, and 2002, revenue of less than $10,000, $199,000 and $73,000 was recorded for the InteQ SiteScope license, respectively.

In August 2002, we entered into a referral fee agreement whereby InteQ will pay us a 15% referral fee for customers referred by us to InteQ. The referral fee agreement ended on June 30, 2003. For the year ended December 31, 2003, we recorded $151,000 referral fee revenue from InteQ. No referral fee revenue was recognized during the years ended December 31, 2004 and 2002.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—SEGMENT AND GEOGRAPHIC REPORTING

We organize, manage, and analyze our business geographically. The reportable operating segments are: the Americas, EMEA, APAC, and Japan. We operate in one industry segment: the development, marketing, and selling of integrated application delivery, application management, and IT governance solutions. Our chief decision makers rely on internal management reports, which provide contribution margin analysis by geographic locations, to make financial decisions and allocate resources. Contribution margin consists of revenues from third parties less costs and expenses over which management of the geographic regions can directly control. These costs and expenses are primarily personnel-related costs for supporting our customer service, professional service, managed service, and sales organizations. Other operating segment costs and expenses are excluded from the internal management reporting as our chief decision makers do not use the information to evaluate the operating segment performance. Other operating segment costs and expenses include research and development costs, general and administrative expenses, marketing costs, information technology infrastructure expenses, and other costs not allocated to the geographic locations. Revenues from third parties are attributed to a country primarily based on the location where the invoice is issued. The following table summarizes the financial performance of our operating segments (in thousands):

	Year ended December 31,
	2004	2003	2002
Revenues from third parties by segment:
Americas (including U.S. of $412,173, $310,967, and $251,222 respectively)	$423,427	$321,942	$262,537
EMEA (including U.K. of $79,607, $58,387, and $40,776, respectively)	208,096	149,176	111,980
APAC	38,973	23,851	14,794
Japan	15,051	11,504	10,811

	685,547	506,473	400,122

Direct costs and expenses by segment:
Americas	201,606	150,593	124,979
EMEA	119,722	81,087	62,677
APAC	21,762	13,781	10,926
Japan	6,937	6,130	5,783

	350,027	251,591	204,365

Contribution margin by segment:
Americas	221,821	171,349	137,558
EMEA	88,374	68,089	49,303
APAC	17,211	10,070	3,868
Japan	8,114	5,374	5,028

	335,520	254,882	195,757

Corporate and other unallocated costs and expenses (income):
Research and development (1)	60,407	45,986	37,382
General and administrative (1)	50,458	35,099	29,032
Other (2)	130,995	125,223	61,450
Interest income	(38,614)	(36,077)	(35,119)
Interest expense	20,292	19,551	23,370
Other expense (income), net	4,837	7,405	(2,747)

	228,375	197,187	113,368

Income before income taxes	$107,145	$57,695	$82,389

(1)	Facility expenses are included in the contribution margin calculation. Unallocated information technology infrastructure expenses are included in other expenses.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Other unallocated costs and expenses include stock-based compensation, restructuring, integration, and other related charges, amortization of intangible assets, marketing expense, unallocated information technology infrastructure expenses, and other costs not allocated to the geographic locations for all periods presented. For the years ended December 31, 2004 and 2003, they also include acquisition-related charges and excess facilities charge.

The following table highlights the percentages of third party revenues from countries that exceeded 10% of the total revenues and international revenues as a percentage to the total revenues from third parties (in thousand):

	For the year ended December 31,
	2004	2003	2002
United States	60%	61%	63%
United Kingdom	12%	12%	10%
International	38%	36%	34%

Long-lived assets, which mainly consist of property and equipment, are attributed to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation, summarized by operating segment is as follows (in thousands):

Property and equipment, net:	December 31,
	2004	2003
Americas (including U.S. of $41,864 and $40,750, respectively)	$41,899	$40,801
EMEA (including Israel of $31,061 and $28,288, respectively)	34,677	31,001
APAC	1,575	1,011
Japan	264	390

	$78,415	$73,203

Operations located in the U.S. accounted for 67% and 74% of the consolidated identifiable assets at December 31, 2004 and 2003, respectively. Operations located in Israel accounted for 25% and 19% of the consolidated identifiable assets at December 31, 2004 and 2003, respectively.

Although we operate in one industry segment, our chief decision makers evaluate revenues based on the components of application delivery, application management, and IT governance. With the acquisition of Kintana in August 2003, we began recognizing revenue from sales of IT governance products. Accordingly, the following tables present revenues for application delivery, application management, and IT governance (in thousands):

	For the year ended December 31, 2004
	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$210,168	$24,048	$27,090	$261,306
Subscription fees	73,998	76,222	1,844	152,064

Total product revenues	284,166	100,270	28,934	413,370
Maintenance fees	174,373	10,040	11,728	196,141
Professional service fees	42,796	13,878	19,362	76,036

	$501,335	$124,188	$60,024	$685,547

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2003
	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$181,415	$11,988	$7,644	$201,047
Subscription fees	43,495	55,334	29	98,858

Total product revenues	224,910	67,322	7,673	299,905
Maintenance fees	149,769	7,601	1,660	159,030
Professional service fees	36,814	4,160	6,564	47,538

	$411,493	$79,083	$15,897	$506,473

	For the year ended December 31, 2002
	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$182,927	$9,285	$—	$192,212
Subscription fees	20,623	32,401	—	53,024

Total product revenues	203,550	41,686	—	245,236
Maintenance fees	116,939	5,404	—	122,343
Professional service fees	31,317	1,226	—	32,543

	$351,806	$48,316	$—	$400,122

NOTE 18—SUBSEQUENT EVENTS

On January 7, 2005, we completed the sale of the vacant building we owned at carrying value for $4.9 million in cash, net of $0.3 million in transaction fees.

In February 2005, we entered into a sublease agreement to lease additional buildings at our headquarters in Mountain View, California. The lease begins in May 2005 and July 2005. The agreement expires in March 2013.

In February 2005, we entered into a letter of credit line with Wells Fargo Bank for $5.0 million, of which $2.2 million has been utilized. $1.2 million is related to previously issued letters of credit, as detailed in Note 16 and a $1.0 million newly issued letter of credit is related to the new sublease agreement we executed for the additional building leases at our Mountain View headquarters.

UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited consolidated quarterly financial information for the eight quarters ended December 31, 2004:

	Quarter ended
	Dec. 31, 2004	Sept. 30, 2004		June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003		June 30, 2003	March 31, 2003
	(in thousands, except per share amounts)
Total revenues	$204,283	$165,411		$159,047	$156,806	$151,976	$126,056		$118,056	$110,385

Net income (loss)	$35,038	$19,043	a	$11,611	$18,908	$13,098	$(6,664	)a	$16,935	$18,144

Adjusted net income (loss) for diluted net income (loss) per share calculation (b)	$35,397	$19,401	a	$11,970	$19,266	$13,460	$(6,664	)a	$17,172	$18,144

Basic net income (loss) per share	$0.41	$0.22		$0.13	$0.21	$0.15	$(0.08)		$0.20	$0.21

Diluted net income (loss) per share	$0.36	$0.19		$0.11	$0.18	$0.13	$(0.08)		$0.17	$0.20

Weighted average common shares (basic)	84,496	87,908		92,448	91,450	90,077	87,705		85,610	85,032

Weighted average common shares (diluted) (b)	98,179	101,214		107,910	107,454	106,703	87,705		100,179	89,349

a.	Include a non-recurring charge of $0.9 million and $10.7 million related to in-process research and development acquired from Appilog and Kintana acquisitions in July 2004 and August 2003, respectively.

b.	Adjusted net income includes debt expense, net of tax, associated with the Zero Coupon Senior Debt due 2008. Weighted average diluted common shares are adjusted to include 9,673,050 shares of common stock issuable from the conversion from the Zero Coupon Senior Debt due 2008, if shares are dilutive, as required by the adoption of Emerging Issue Task Force (EITF) No. 04-8 in 2004. The 2003 diluted net income per share has been retroactively adjusted as a result of the adoption of EITF 04-8 by a reduction of $0.04 per share.