Form 10-Q
period 2005-03-31
MERCURY INTERACTIVE CORP
filed 2005-05-06
CIK 867058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

The number of shares of Registrant’s Common Stock outstanding as of April 29, 2005 was 86,602,772.

MERCURY INTERACTIVE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$599,890	$182,868
Short-term investments	151,074	447,453
Trade accounts receivable, net of sales reserve of $5,572 and $5,167, respectively	181,920	224,011
Deferred tax assets, net	10,131	10,140
Prepaid expenses and other assets	66,137	76,382

Total current assets	1,009,152	940,854
Long-term investments	499,503	508,120
Property and equipment, net	81,112	78,415
Investments in non-consolidated companies	13,507	13,031
Debt issuance costs, net	10,331	11,258
Goodwill	395,439	395,439
Intangible assets, net	34,593	38,452
Restricted cash	6,000	6,000
Interest rate swap	24	4,832
Other assets	24,998	23,549

Total assets	$2,074,659	$2,019,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,134	$20,008
Accrued liabilities	107,361	128,997
Income taxes, net	72,274	65,578
Short-term deferred revenue	319,169	312,115

Total current liabilities	515,938	526,698
Convertible notes	799,654	804,483
Long-term deferred revenue	97,797	102,205
Long-term deferred tax liabilities, net	1,899	3,192
Other long-term payables, net	2,458	2,386

Total liabilities	1,417,746	1,438,964

Commitments and contingencies (Notes 7 and 8)
Stockholders’ equity:
Preferred stock	—	—
Common stock	173	170
Additional paid-in capital	641,469	599,976
Treasury stock	(348,249)	(348,249)
Notes receivable from issuance of common stock	(2,851)	(4,173)
Unearned stock-based compensation	(495)	(608)
Accumulated other comprehensive loss	(11,625)	(13,182)
Retained earnings	378,491	347,052

Total stockholders’ equity	656,913	580,986

Total liabilities and stockholders’ equity	$2,074,659	$2,019,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2005	2004
Revenues:
License fees	$70,711	$57,573
Subscription fees	45,952	35,907

Total product revenues	116,663	93,480
Maintenance fees	56,574	46,889
Professional service fees	25,525	16,437

Total revenues	198,762	156,806

Costs and expenses:
Cost of license and subscription	10,869	9,819
Cost of maintenance	4,242	3,592
Cost of professional services (excluding stock-based compensation)	21,072	13,543
Cost of revenue—amortization of intangible assets	2,506	2,605
Marketing and selling (excluding stock-based compensation)	86,919	73,963
Research and development (excluding stock-based compensation)	18,830	17,286
General and administrative (excluding stock-based compensation)	17,338	12,245
Stock-based compensation*	117	209
Integration and other related charges	—	979
Amortization of intangible assets	1,353	1,335

Total costs and expenses	163,246	135,576

Income from operations	35,516	21,230
Interest income	10,858	9,260
Interest expense	(5,863)	(4,811)
Other expense, net	(1,749)	(1,205)

Income before provision for income taxes	38,762	24,474
Provision for income taxes	7,323	5,566

Net income	$31,439	$18,908

Net income per share (basic)	$0.37	$0.21

Net income per share (diluted)	$0.32	$0.18

Weighted average common shares (basic)	85,722	91,450

Weighted average common shares and equivalents (diluted)	99,428	107,454

* Stock-based compensation:
Cost of professional services	$20	$37
Marketing and selling	63	87
Research and development	29	80
General and administrative	5	5

	$117	$209

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$31,439	$18,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,824	4,915
Sales reserve	604	237
Unrealized gain on interest rate swap	(21)	(44)
Amortization of intangible assets	3,859	3,940
Stock-based compensation	117	209
Loss on investments in non-consolidated companies	137	455
(Gain) loss on disposals of assets	(301)	275
Gain on investment	(994)	—
Unrealized gain (loss) on warrant	137	(332)
Deferred income taxes	(1,283)	(1,285)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	40,439	17,653
Prepaid expenses and other assets	5,119	(1,507)
Accounts payable	(2,787)	971
Accrued liabilities	(21,498)	(9,522)
Income taxes payable	6,696	6,027
Deferred revenue	4,538	19,995
Other long-term payables	73	1,056

Net cash provided by operating activities	72,098	61,951

Cash flows from investing activities:
Maturities of investments	307,009	45,126
Purchases of held-to-maturity investments	(297,447)	(68,791)
Proceeds from sale of available-for-sale investments	358,476	256,700
Purchases of available-for-sale investments	(62,375)	(335,029)
Proceeds from return on investment in non-consolidated company	350	1,525
Purchases of investments in non-consolidated companies	(750)	(750)
Cash paid in conjunction with the acquisition of Kintana	—	(70)
Net proceeds from sale of assets and vacant facilities	4,858	2,537
Acquisition of property and equipment, net	(7,687)	(10,532)

Net cash provided by (used in) investing activities	302,434	(109,284)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and employee stock purchase plans	41,376	42,543
Collection of notes receivable from issuance of common stock	650	149

Net cash provided by financing activities	42,026	42,692

Effect of exchange rate changes on cash	464	(211)

Net increase (decrease) in cash and cash equivalents	417,022	(4,852)
Cash and cash equivalents at beginning of year	182,868	127,971

Cash and cash equivalents at end of period	$599,890	$123,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—OUR SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

We have wholly-owned sales subsidiaries in the Americas; Europe, the Middle East and Africa (EMEA); Asia Pacific (APAC); and Japan for marketing, distribution and support of products and services. The Americas includes Brazil, Canada, Mexico, and the United States of America (the U.S.). EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom (the U.K.). APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. Research and development activities are primarily conducted in our Israeli subsidiary. The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in our opinion are necessary to fairly state our consolidated financial position, the results of operations, and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 2004, included in the 2004 Form 10-K. The condensed consolidated statement of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for any subsequent periods or for the entire fiscal year ending December 31, 2005.

Stock-based compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. No stock-based compensation was recorded for stock options granted to our employees because we have granted stock options to our employees equal to the fair market value of the underlying stock on the date of grant. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We do not issue stock options to non-employees, except for our non-employee members of the Board of Directors. For options granted to our non-employee members of the Board of Directors, we account for the stock-based compensation using the intrinsic value method under APB No. 25. We value stock options assumed in a purchase business combination at the date of acquisition at their fair value calculated using the Black-Scholes option-pricing model, in accordance with Financial Accounting Standard Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the stock options.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions under SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Net income, as reported	$31,439	$18,908

Add:
Stock-based employee compensation expense included in reported net income	117	209

Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22,447)	(29,341)

Pro forma net income (loss)	$9,109	$(10,224)

Net income per share (basic), as reported	$0.37	$0.21

Net income (loss) per share (basic), pro forma	$0.11	$(0.11)

Net income per share (diluted), as reported	$0.32	$0.18

Net income (loss) per share (diluted), pro forma (1)	$0.10	$(0.11)

(1)	For the three months ended March 31, 2005, pro forma net income has been adjusted to include debt expense, net of tax, of $0.4 million for the calculation of pro forma diluted net income per share.

We calculate stock-based compensation expense under the fair value based method for shares issued pursuant to the 1998 Employee Stock Purchase Plan (ESPP) based upon actual shares issued, except for the period since the most recent purchase in February 2005. We estimate the number of shares issuable under the 1998 ESPP based upon actual contributions made by employees for the period from February 16, 2005 through March 31, 2005 and the lower of the fair market value of our common stock on February 16, 2005 or March 31, 2005.

We amortize unearned stock-based compensation expense using the straight-line method over the vesting periods of the related options, which is generally over a four-year period for non-qualified and incentive stock options. We have not provided a tax rate benefit on stock-based compensation expense for the three months ended March 31, 2005 because it is more likely than not that all of the deferred tax assets associated with this expense will not be realized. For the three months ended March 31, 2004, we applied a tax rate to the stock-based employee compensation expense for non-qualified options issued pursuant to the stock option plans to reflect tax benefits associated with the exercise of these options. In accordance with SFAS No. 123, we did not apply a tax rate to the stock-based employee compensation expense for incentive stock options issued pursuant to the stock option plans and shares issued pursuant to the 1998 ESPP. To the extent a future event, such as an employee’s disqualifying disposition, can give rise to a tax deduction, the tax effects of such an event will be recognized at that time.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility and expected life of an option. Prior to the first quarter of 2005, the expected volatility assumptions we used were solely based on the historical volatility of our common stock. In the first quarter of 2005, we have modified our approach to estimate the expected volatility by also considering the implied volatility in market-traded options on our common stock. In the first quarter of 2005, we have also revised the expected life assumption by considering the historical stock option exercise behavior of our employees. We believe the modified expected stock price volatility and expected option life are more indicative of future trends. Because our employee stock options have characteristics significantly different from those of traded options and because

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

The fair value of stock options and shares issued pursuant to the stock option plans and the 1998 ESPP at the grant date were estimated with the following weighted average assumptions for the three months ended March 31, 2005 and 2004:

	Option plans		ESPP
	2005	2004	2005	2004
Expected life (years)	3.00	4.00	0.50	0.50
Risk-free interest rate	3.49%	2.79%	2.91%	1.01%
Volatility (1)	46% – 48%	85%	39%	85%
Dividend yield	0%	0%	0%	0%

(1)	For the three months ended March 31, 2005, the expected volatility for our stock option plans was a blended volatility calculated based on the historical volatility over a three-year period and market-based implied volatility. For the three months ended March 31, 2005, the expected volatility for our ESPP was a blended volatility calculated based on the historical volatility over a six-month period and market-based implied volatility. For the three months ended March 31, 2004, the expected volatility was solely based on the historical volatility of our common stock for our stock option plans and ESPP.

Based upon the above assumptions, the weighted average fair valuation per share of options granted under the option plans during the three months ended March 31, 2005 and 2004 was $16.00 and $29.90, respectively. The weighted average fair valuation per share of options granted under the 1998 ESPP during the three months ended March 31, 2005 and 2004 was $9.77 and $15.70, respectively.

Revenue recognition

Revenue consists of fees for license and subscription licenses of our software products, maintenance fees, and professional service fees. We apply the provisions of SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of software products and services. In addition, we apply the provisions of EITF No. 00-03, Application of AICPA SOP No. 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, to our managed services software transactions. We also apply EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, to account for transaction related sales incentives.

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

License revenue consists of license fees charged for the use of our products licensed under perpetual or multiple year arrangements in which the license fee is separately determinable from undelivered items such as maintenance and/or professional services based on the fair market value. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier or the software is made available for download. At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable based on the payment terms associated with the transaction and whether or not collection is probable. If a significant portion of a fee is due after our normal payment terms, which are generally within 30-60 days of the invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue at the earlier of cash collection or as the fees become due. We assess the probability of collection based on a number of factors, including past transaction history with the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. For all sales, except those completed over the Internet, we use either a customer order document or signed license or service agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement.

Subscription revenue, including managed service revenue, consists of fees to use one or more software products, and to receive maintenance support (such as customer support and product updates) for a limited period of time. Since subscription licenses include bundled products and services which are sold as a combined product offering and for which the fair value of the license fee is not separately determinable from maintenance, both product and service revenue, is generally recognized ratably over the term of the subscription. Customers do not pay a set up fee associated with a subscription arrangement. Furthermore, if a perpetual license is sold

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

at the same time as a subscription-based license to the same customer, then the two generally become bundled together and are recognized ratably over the term of the contract.

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

Professional service revenue consists of fees charged for product training and consulting services, which are determinable based upon vendor specific evidence of fair value. Professional service revenue is recognized when the professional services are delivered, provided that all other revenue recognition requirements are met.

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

We derive a portion of our business from sales of our products and services through our alliance partners, which include value-added resellers, and major systems integration firms.

Sales commissions

Commissions are paid to employees in the month after we receive an order. We sell our products under non-cancelable perpetual, subscription, or term contracts. Commissions are calculated as a percentage of the sales value of a signed contract or a customer signed purchase order. Commission rates vary by position, title, and the extent that employees may achieve rate accelerators by exceeding their quotas. Once earned, there is no ongoing performance obligation by the employees. Our policy is that commissions paid to employees are only refundable when we have to write off a customer receivable because it is uncollectible. We have historically enforced this refund right and will continue to enforce this policy in the future.

Deferred commissions represent deferred cost directly related to revenues that are partially or entirely deferred in accordance with our revenue recognition policy. Current deferred commissions are included as “Prepaid expenses and other assets” and non-current deferred commissions are included as “Other assets” in our condensed consolidated balance sheet. We record deferred commissions because there is future economic benefit in the form of future revenue and we have the ability to recoup or seek restitution for commissions paid to employees in accordance with our stated policy.

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. For the three months ended March 31, 2005 and 2004, advertising expenses totaled $2.0 million and $1.6 million, respectively.

Reclassifications

Certain reclassifications have been made to the December 31, 2004 balances to conform to the March 31, 2005 presentation, specifically the break out of current and non-current deferred commissions balances. Certain reclassifications have been made to the condensed consolidated statement of operations for the three months ended March 31, 2004 presentation, specifically the reclassification of certain amortization of intangible assets to cost of revenue. These reclassifications had an immaterial impact on the prior reported balances and no impact on total revenues, income from operations, or net income.

In connection with our conclusion at the end of 2004 to classify auction rate securities as short-term investments, we have made adjustments to our condensed consolidated statement of cash flows for the three months ended March 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations nor from financing activities in our previously reported condensed consolidated statements of cash flows, nor our previously reported condensed consolidated statements of operations for any periods. For the three months ended March 31, 2004, prior to this classification adjustment, net cash used in investing activities related

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

to these investments of $0.4 million was included in cash and cash equivalents in our condensed consolidated statement of cash flows.

Recent accounting pronouncements

In April 2005, the SEC amended the compliance dates for SFAS No. 123R, Shared-Based Payment. The new rule allows public companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005. We will be required to adopt SFAS No. 123R in the first quarter of 2006 and begin to recognize stock-based compensation related to employee equity awards in our condensed consolidated statements of operations using a fair value based method on a prospective basis. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R will have a significant adverse impact on our financial position and results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. We expect the adoption of SAB No. 107 will have a significant adverse impact on our financial position and results of operations upon our adoption of SFAS No. 123R in the first quarter of 2006.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal year ending after December 15, 2005. We do not expect the adoption of FIN No. 47 to have an impact on our financial position and results of operations.

NOTE 2—SALES RESERVE

Our license agreements and reseller agreements do not offer our customers or vendors the unilateral right to terminate or cancel the contract and receive a cash refund. In addition, the terms of our license agreements do not offer customers price protection.

We provide for sales returns based upon estimates of potential future credits, warranty cost of product and services, and write-offs of bad debts related to current period product revenues. We analyze historical credits, historical bad debts, current economic trends, average deal size, changes in customer demand, and acceptance of our products when evaluating the adequacy of the sales reserve. Revenues for the period are reduced to reflect the provision for sales returns.

The following table summarizes changes in our sales reserve during the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,
	2005	2004
Sales reserve:
Beginning balance	$5,167	$6,117
Increase in sales reserve	604	237
Write-off of accounts receivable	(188)	(76)
Currency translation adjustments	(11)	(4)

Ending balance	$5,572	$6,274

NOTE 3—CONSOLIDATION OF FACILITIES

On January 7, 2005, we sold the remaining vacant building we owned for $4.9 million in cash, net of $0.3 million in transaction fees, and recognized a gain of $0.3 million. The vacant building had been previously written down to its fair value and was recorded as an asset held for sale. As of March 31, 2005, we had sold all vacant buildings we previously owned.

NOTE 4—INVESTMENTS IN NON-CONSOLIDATED COMPANIES

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At March 31, 2005, our equity investments in non-consolidated companies consisted of investments in privately-held companies of $4.1 million, a private equity fund of $8.6 million, and a warrant to purchase common stock of Motive, Inc. of $0.8 million. At December 31, 2004, our equity investments in non-consolidated companies consisted of investments in privately-held companies of $4.1 million, a private equity fund of $8.0 million, and the Motive warrant of $0.9 million. Through March 31, 2005, we made capital contributions to a private equity fund totaling $9.8 million and we have committed to make additional capital contributions up to $5.2 million in the future.

As of March 31, 2005, there were no impairment losses that were considered to be temporary and as such, there were no unrealized losses associated with our investments in privately-held companies and the private equity fund as of such date. Based on our review of the investments in privately-held companies and the private equity fund for the three months ended March 31, 2005 and 2004, impairment losses were considered to be other-than temporary. For the three months ended March 31, 2005, we recorded a loss of $0.1 million on our investment in the private equity fund and an unrealized loss of $0.1 million related to a change in fair value of the Motive warrant. For the three months ended March 31, 2004, we recorded a loss of $0.5 million on our investment in the private equity fund. The loss was partially offset by an unrealized gain of $0.4 million related to a change in fair value of the Motive warrant. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months. We believe that the carrying value of our investments in non-consolidated companies approximated their fair value at March 31, 2005 and December 31, 2004.

We had not exercised the Motive warrant as of March 31, 2005. The fair value of the Motive warrant as of the periods indicated below was calculated using the Black-Scholes option-pricing model with the following inputs:

	March 31, 2005	December 31, 2004
Contractual life (years)	5	5

Risk-free interest rate	4.30%	3.69%

Volatility	75%	75%

Dividend yield	0%	0%

In February 2004, one of the privately-held companies in which we had an equity investment was acquired by a public company. We received $1.5 million in cash and common stock of the public company. In May 2004, we sold this common stock and recognized a gain of approximately $0.3 million. In March 2005, we received additional cash of $0.4 million and common stock from the public company as a result of a distribution made from the escrow account in connection with the acquisition. We recorded a gain of $1.0 million upon the receipt of cash proceeds and the common stock. The common stock is treated as available-for-sale securities and is reported at fair value, based on the quoted market price. At March 31, 2005, the fair value of the common stock was $0.7 million. The unrealized gain, net of tax, was $14,000 as of March 31, 2005.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

There were no business acquisitions during the first quarter of 2005. The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows (in thousands):

Balance at December 31, 2004	$395,439
Adjustment to goodwill	—

Balance at March 31, 2005	$395,439

The carrying amounts of intangible assets are as follows (in thousands):

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	March 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Net
Intangible assets:
Existing technology	$24,966	$13,184	$11,782	$13,317
Patents and core technology	14,530	5,716	8,814	9,471
Maintenance and support contracts	7,306	1,834	5,472	5,787
Employment agreements	1,120	920	200	267
Customer contracts and other	15,393	7,856	7,537	8,767
Domain name	1,122	334	788	843

	$64,437	$29,844	$34,593	$38,452

The weighted average amortization period of existing technology is 42 months, patents and core technology is 57 months, employment agreements is 18 months, maintenance and support contracts is 70 months, customer contracts and other intangible assets is 38 months, and domain name is 60 months. The weighted average amortization period of all intangible assets is 47 months. The aggregate amortization expense of intangible assets was $3.9 million for both the three months ended March 31, 2005 and 2004. Amortization of intangible assets related to our current products are recorded as “Cost of revenue—amortization of intangible assets” in our condensed consolidated statements of operations. The following table shows the breakdown of amortization of intangible assets recorded in the condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months ended March 31,
	2005	2004
Cost of license and subscription	$2,192	$2,350
Cost of maintenance	314	255

Total cost of revenue	2,506	2,605
Operating expenses	1,353	1,335

	$3,859	$3,940

Future amortization of intangible assets at March 31, 2005 is as follows (in thousands):

Year Ending December 31,
2005 (remainder of fiscal year)	$11,576
2006	11,763
2007	5,515
2008	4,253
2009	1,486

$34,593

NOTE 6—LONG-TERM DEBT

In July 2000, we issued $500.0 million in 4.75% Convertible Subordinated Notes due July 1, 2007 (2000 Notes). The 2000 Notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. If we redeem the 2000 Notes, we will pay accrued interest to the redemption date. We did not redeem any portion of the 2000 Notes since the original issuance through March 31, 2005. From December 2001 through March 31, 2005, we retired $200.0 million face value of the 2000 Notes.

In connection with the issuance of our 2000 Notes, we incurred $14.6 million of issuance costs, which primarily consisted of investment banker, legal, and other professional fees. In conjunction with the retirement of a portion of our 2000 Notes, we wrote-off

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

$3.8 million of debt issuance costs. The remaining costs are being amortized on a straight-line basis over the remaining term of the 2000 Notes. Amortization expense related to the issuance costs was $0.3 million for both the three months ended March 31, 2005 and 2004. At March 31, 2005 and December 31, 2004, net debt issuance costs associated with our 2000 Notes were $3.0 million and $3.3 million, respectively.

In April 2003, we issued $500.0 million of Zero Coupon Senior Notes due 2008 (2003 Notes) in a private offering. The 2003 Notes do not bear interest, have a zero yield to maturity and are convertible into shares of our common stock. Holders of the 2003 Notes may convert their 2003 Notes prior to maturity only if:

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

In connection with the issuance of our 2003 Notes, we incurred $11.9 million of issuance costs, which primarily consisted of investment banker, legal, and other professional fees. These costs are being amortized on a straight-line basis over the term of the 2003 Notes. Amortization expense related to the issuance costs was $0.6 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005 and December 31, 2004, net debt issuance costs associated with our 2003 Notes were $7.4 million and $8.0 million, respectively.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Royalty agreement

On June 30, 2003, we entered into a non-exclusive agreement (amended in February 2004) to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out or other transfer of all or substantially all of the business, stock or assets to which the agreement relates. The licensed technology will be combined with our other existing products, which should be generally available in early 2006. The agreement is in effect until December 31, 2006 with a right to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. In accordance with the agreement, we made royalty payments totaling $15.0 million for the licensed technology as well as maintenance and support services through December 31, 2005. We recorded such payments as prepaid royalties. We have also committed to pay $0.4 million for additional maintenance and support service from January 1 through December 31, 2006. The payment is due on December 31, 2005. Prepaid royalties are included in “Prepaid expenses and other assets” in our condensed consolidated balance sheet and will be amortized to

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

cost of license and subscription at the greater of the actual revenue over total forecasted revenue or straight line over the estimated useful life of the licensed technology.

Lease commitments

We lease facilities for our headquarters and sales offices in the U.S. and foreign locations primarily under non-cancelable operating leases that expire through 2015. Certain of these leases contain renewal options. We lease certain equipment under various lease agreements with lease terms ranging from month-to-month up to one year. In February 2005, we entered into a sublease agreement to sublease additional buildings at our headquarters in Mountain View, California. The sublease for additional buildings begins in May and July 2005 and expires in March 2013. Future minimum payments for all of our leased facilities, including the two vacant facilities from the Kintana acquisition are included in the following tables.

Future payments due under the lease, royalty, and license agreements at March 31, 2005 are as follows (in thousands):

Year ending December 31,	Non-Cancelable Operating Lease	Royalty and License Agreement
2005 (remainder of fiscal year)	$15,874	$1,717
2006	16,040	1,435
2007	12,351	1,436
2008	8,490	160
2009	7,489	10
Thereafter	21,313	90

	$81,557	$4,848

Letters of credit

As of March 31, 2005, we had four outstanding irrevocable letter of credit agreements totaling $2.2 million with Wells Fargo & Company (Wells Fargo). These letter of credit agreements were drawn out of a $5.0 million letter of credit line issued on February 2005. Two of the letter of credit agreements are related to facility lease agreements assumed by us in conjunction with the acquisition of Kintana in 2003 and Freshwater in 2001. These agreements expire on March 1, 2006 and August 31, 2006, respectively. The third agreement is related to the facility lease agreement for our new headquarters in Mountain View, California. This agreement automatically renews annually unless we provide a termination notice to Wells Fargo. The fourth letter of credit agreement is issued in connection with the new sublease agreement we executed to lease additional buildings at our Mountain View headquarters. This agreement expires on March 26, 2013.

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

NOTE 8—GUARANTEES

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value on our product and service warranties is minimal. Accordingly, we have no liabilities recorded for our product or service warranties at March 31, 2005.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. We are not aware of any potential obligations arising as a result of acquisitions completed prior to March 31, 2005 that were not included in the purchase price. Accordingly, we have no liabilities recorded for these types of agreements as of March 31, 2005.

As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts to be paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2005.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, subsidiaries and/or customers, in connection with any U.S. patent, any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements at March 31, 2005.

We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby they are indemnified for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and excess insurance policies that enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements at March 31, 2005.

We have arrangements with certain vendors whereby we guarantee the expenses incurred by certain of our employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. We would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is insignificant. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at March 31, 2005.

NOTE 9—EMPLOYEE BENEFIT PLAN

In the first quarter of 2005, certain employees, including our named executive officers, participated in the Mercury Long-Term Incentive Plan (Incentive Plan). The Incentive Plan was previously adopted by the Compensation Committee of our Board of Directors in December 2004 and amended in February 2005. The amounts and payments of cash awards under the Incentive Plan will be based on the attainment of financial goals set for 2005, the performance period, and the completion of a two-year vesting period subsequent to the performance period. We recognize expense related to these cash awards over a three-year period.

NOTE 10—NET INCOME PER SHARE

Net income per share is calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share and EITF No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earning Per Share. Under these accounting standards, public companies are required to report both basic and diluted net income. Basic net income per share consists of the weighted-average number of common shares outstanding for the period, excluding unvested restricted common stock. Diluted net income per share includes the weighted-average number of common shares outstanding, incremental common stock from assumed exercise of dilutive stock options and unvested restricted common stock, and dilutive common stock issuable upon the conversion of our 2003 Notes as required by EITF No. 04-8.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes our net income per share computations for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Numerator:
Net income	$31,439	$18,908
Debt costs, net of tax	357	358

Net income, adjusted	$31,796	$19,266

Denominator:
Denominator for basic net income per share — weighted average shares	85,722	91,450
Incremental common shares attributable to shares issuable under employee stock option plans and unvested restricted common stock	4,033	6,331
Potential common stock issuable upon conversion of the 2003 Notes	9,673	9,673

Denominator for diluted net income per share — weighted average shares	99,428	107,454

Net income per share:
Basic	$0.37	$0.21

Diluted	$0.32	$0.18

For the three months ended March 31, 2005, options to purchase 7,664,000 shares of common stock with a weighted average exercise price of $56.95 were considered anti-dilutive because the options’ exercise price was greater than the average fair market value of our common stock for the period then ended. For the three months ended March 31, 2004, options to purchase 5,131,000 shares of common stock with a weighted average exercise price of $63.88 were considered anti-dilutive. For each of the three months ended March 31, 2005 and 2004, common stock reserved for issuance upon conversion of the outstanding 2000 Notes for 2,697,000 shares were not included in diluted earnings per share because the conversion would be anti-dilutive. Upon our adoption of EITF No. 04-8 in the fourth quarter of 2004, 9,673,050 shares issuable from the conversion of the 2003 Notes are included in the diluted net income per share computation, unless these shares are deemed to be anti-dilutive. Diluted share and per share amounts for the three months ended March 31, 2004 have been retroactively adjusted to reflect the inclusion of the 9,673,050 shares related to the conversion of our 2003 Notes. The inclusion of these shares resulted in a decrease of $0.01 to previously reported diluted net income per share for the three months ended March 31, 2004.

NOTE 11—INCOME TAXES

The effective tax rates for the three months ended March 31, 2005 and 2004 differ from statutory tax rates principally because of our participation in taxation programs in Israel. This tax structure is dependent upon continued reinvestment in our Israeli operations. Other factors that cause the effective tax rate and statutory tax rates to differ include the treatment of charges for amortization of intangible assets, stock-based compensation, and in-process research and development.

NOTE 12—SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures are as follows (in thousands):

	Three months ended March 31,
	2005	2004
Supplemental disclosure:
Cash paid during the period for income taxes, net of refunds of $307 and $72, respectively	$886	$1,318

Cash paid during the period for interest expense	$9,054	$8,379

Supplemental non-cash investing activities:
Unrealized gain on available-for-sale marketable securities	$14	$206

Common stock received in exchange for equity investment in privately-held company	$645	$1,360

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 13—COMPREHENSIVE INCOME

We report components of comprehensive income in our annual consolidated statements of shareholders’ equity. Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized gain from available-for-sale marketable equity securities. Total comprehensive income for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three months ended March 31,
	2005	2004
Net income	$31,439	$18,908
Foreign currency translation adjustments	(1,571)	(573)
Unrealized gain on available-for-sale marketable securities, net of tax	14	206

	$29,882	$18,541

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

We enter into forward contracts to manage foreign currency exposures related to certain foreign currency denominated intercompany balances attributable to subsidiaries and foreign offices in the Americas, EMEA, APAC, and Japan. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts, terminating, or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures. We do not enter into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge includes its effectiveness in reducing risk by matching the hedging instruments to underlying intercompany balances. Gains or losses on forward contracts are recognized in other income or expense in the same period as gains or losses on the underlying revaluation of intercompany balances. We had outstanding forward contracts with notional amounts totaling $33.1 million and $31.2 million at March 31, 2005 and December 31, 2004, respectively. The forward contracts in effect at March 31, 2005 were hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Korean Won, Norwegian Kroner, South African Rand, Swedish Kroner, and Swiss Franc.

We also utilize forward exchange contracts of one fiscal-month duration to offset translation gains and losses of various non-functional currency exposures that occur with foreign currency market fluctuations. Currencies hedged under this program include the Canadian Dollar, Hong Kong Dollar, Israeli Shekel, and Singapore Dollar. Increases or decreases in the value of these non-functional currency assets are offset by gains or losses on the forward exchange contracts. We had outstanding forward contracts with notional amounts totaling $18.8 million and $23.7 million at March 31, 2005 and December 31, 2004, respectively.

The forward contracts in effect at March 31, 2005 had only one fiscal-month duration and they matured on April 29, 2005.

These forward exchange contracts contain credit risk in that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk of loss by limiting these agreements to major financial institutions. We also monitor closely the potential risk of loss with any one financial institution. We do not expect any material losses as a result of default by counterparties.

In January and February, 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. In November 2002, we merged the two interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) into a single interest rate swap with GSCM to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap of $300.0 million, with a maturity date of July 2007, is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in LIBOR throughout the life of the 2000 Notes. The interest rate swap creates a market exposure to changes in LIBOR. Under the terms of the swap, we provided initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between us and GSCM as swap rates and equity prices fluctuate. We classified the initial collateral and will classify any additional collateral as restricted cash in our condensed consolidated balance sheet. If the price of our common stock exceeds the original conversion or redemption price of the 2000 Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the 2000 Notes. If we call the 2000 Notes at a premium (in whole or in part), or if any of the holders of the 2000 Notes elected to convert the 2000 Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted 2000 Notes.

Our interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in the fair value of the underlying 2000 Notes attributable to changes in the LIBOR in our condensed consolidated balance sheet, and we record the ineffectiveness arising from the difference between the two fair values in our condensed consolidated statement of operations as “Other expense, net.” At March 31, 2005 and December 31, 2004, the fair value of the swap was approximately $24,000 and $4.8 million, respectively, and the change in the fair value of our 2000 Notes attributable to changes in the LIBOR during the period resulted in a decrease to the carrying value of our 2000 Notes of $346,000 and $4.5 million, respectively. The unrealized gains on the interest rate swap were less than $0.1 million for each of the three months ended March 31, 2005 and 2004, respectively. At March 31, 2004 and December 31, 2004, our total restricted cash associated with the swap was $6.0 million.

We have credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under the swap are guaranteed by the Goldman Sachs Group L.P.

For the three months ended March 31, 2005 and 2004, we recorded interest expense of $2.3 million and $1.2 million, respectively, and interest income of $3.6 million and $3.6 million, respectively, as a result of our interest rate swap. Our net interest expense, including the interest paid on our 2000 Notes, was $2.3 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively.

NOTE 15—SEGMENT AND GEOGRAPHIC REPORTING

We organize, manage, and analyze our business geographically. The reportable operating segments are: the Americas, EMEA, APAC, and Japan. We operate in one industry segment: the development, marketing, and selling of integrated application delivery, application management, and IT governance solutions. Our chief decision makers rely on internal management reports, which provide contribution margin analysis by geographic locations, to make financial decisions and allocate resources. Contribution margin consists of revenues from third parties less costs and expenses over which management of the geographic regions can directly control. These costs and expenses are primarily personnel-related costs for supporting our customer service, professional service, managed service, and sales organizations. Other operating segment costs and expenses are excluded from the internal management reporting as our chief decision makers do not use the information to evaluate the operating segment performance. Other operating segment costs and expenses include research and development costs, general and administrative expenses, marketing costs, information technology infrastructure expenses, and other costs not allocated to the geographic locations. Revenues from third parties are attributed to a country primarily based on the location where the invoice is issued. The following table summarizes the financial performance of our operating segments for periods indicated (in thousands):

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months ended March 31,
	2005	2004
Revenues from third parties by segment:
Americas (including U.S. of $115,368 and $96,799 respectively)	$119,495	$99,810
EMEA (including U.K. of $21,002 and $18,607, respectively)	60,668	45,024
APAC	14,420	8,434
Japan	4,179	3,538

	198,762	156,806

Direct costs and expenses by segment:
Americas	59,057	47,802
EMEA	34,672	29,684
APAC	7,143	4,572
Japan	1,620	1,808

	102,492	83,866

Contribution margin by segment:
Americas	60,438	52,008
EMEA	25,996	15,340
APAC	7,277	3,862
Japan	2,559	1,730

	96,270	72,940

Corporate and other unallocated costs and expenses (income):
Research and development (1)	15,419	14,145
General and administrative (1)	15,819	10,834
Other (2)	29,516	26,731
Interest income	(10,858)	(9,260)
Interest expense	5,863	4,811
Other expense, net	1,749	1,205

	57,508	48,466

Income before provision for income taxes	$38,762	$24,474

(1)	Facility expenses are included in the contribution margin calculation. Unallocated information technology infrastructure expenses are included in other expenses.

(2)	Other unallocated cost and expenses included stock-based compensation, amortization of intangible assets, marketing expense, unallocated information technology infrastructure expenses, and other costs not allocated to the geographic locations for all periods presented. For the three months ended March 31, 2004, they also include integration and other related charges.

The following table highlights the percentages of third party revenues from countries that exceeded 10% of the total revenues and international revenues as a percentage of total revenues from third parties for periods indicated (in thousands):

	Three months ended March 31,
	2005	2004
United States	58%	62%

International (excluding U.K.)	31%	26%
United Kingdom	11%	12%

Total international	42%	38%

Long-lived assets, which mainly consist of property and equipment, are attributed to a country primarily based on the physical locations of the assets. Property and equipment, net of accumulated depreciation, summarized by for our operating segments is as follows (in thousands):

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Property and equipment, net:

	March 31, 2005	December 31, 2004
Americas (including U.S. of $44,495 and $41,864, respectively)	$44,527	$41,899
EMEA (including Israel of $30,893 and $31,061, respectively)	34,786	34,677
APAC	1,564	1,575
Japan	235	264

	$81,112	$78,415

Operations located in the U.S. accounted for 63% and 67% of the consolidated identifiable assets at March 31, 2005 and December 31, 2004, respectively. Operations located in Israel accounted for 30% and 25% of the consolidated identifiable assets at March 31, 2005 and December 31, 2004, respectively.

Although we operate in one industry segment, our chief decision makers evaluate net revenues based on the components of application delivery, application management, and IT governance. The following tables present revenues for application delivery, application management, and IT governance for the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,
	2005				2004
	Application Delivery	Application Management	IT Governance	Total	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$59,013	$5,083	$6,615	$70,711	$43,215	$3,660	$10,698	$57,573
Subscription fees	19,870	25,025	1,057	45,952	17,532	18,359	16	35,907

Total product revenues	78,883	30,108	7,672	116,663	60,747	22,019	10,714	93,480
Maintenance fees	49,151	3,434	3,989	56,574	42,508	2,291	2,090	46,889
Professional service fees	14,394	3,792	7,339	25,525	9,267	2,983	4,187	16,437

	$142,428	$37,334	$19,000	$198,762	$112,522	$27,293	$16,991	$156,806

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

We have aligned our enterprise software business model with the way we believe customers want to license and deploy enterprise software today. We believe our customers value a choice of perpetual, term, or subscription software licenses. Customers have the choice between running software in-house or having software delivered as a hosted or managed service. Mercury’s enterprise software business model enables our customers to license the right software, for the right period of time, and have it deployed the right way—while giving Mercury the right financial incentives to expand and/or renew our relationships with customers.

To understand our financial results, it is important to understand our business model and its impact on the condensed consolidated statement of operations and the condensed consolidated balance sheet. We continue to offer many of our products on a perpetual and subscription license basis. Some of these types of contracts are required to be recorded initially as deferred revenue in the condensed consolidated balance sheet and then recognized in subsequent periods over the term of the contract as subscription revenue in our condensed consolidated statement of operations (see below under Business Model). Therefore, to understand the full growth of our business, one must look at both revenue and the change in deferred revenue.

Business Model

Revenue consists of fees for the license and subscription of our software products, maintenance fees, and professional service fees. License revenue consists of license fees charged for the use of our products under perpetual or multiple-year arrangements in which the license fee is separately determinable from undelivered items such as maintenance and/or professional services based on the fair market value. Subscription revenue, including managed service revenue, represents fees to use one or more software products, and to receive maintenance support (such as customer support and product updates) for a limited period of time. Since subscription licenses include bundled products and services, which are sold as a combined offering and for which the fair value of the license fee is not separately determinable from maintenance, both product and service revenue is generally recognized ratably over the term of the subscription. Maintenance revenue consists of fees charged for post-contract customer support, which are determinable based upon substantive renewal rates quoted in the contracts and, in the absence of stated renewal rates, upon the fair market value established by separate sales of renewals to other customers. Professional service revenue consists of fees charged for product training and consulting services, the fair value of which is determinable based upon separate sales of these services to other customers without the bundling of other elements.

Due to the different treatment of subscription and perpetual licenses under applicable accounting rules, each type of license has a different impact on our consolidated financial statements. When a customer purchases a subscription license, the majority of the revenue will be recorded as deferred revenue in our condensed consolidated balance sheet. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized as revenue. Deferred revenue is reduced as revenue is recognized. Under perpetual licenses (and some multiple-year arrangements for which separate vendor specific objective evidence of fair value exists for undelivered elements), license revenue is recognized in the quarter that the product is delivered, with only the remaining term of maintenance revenue recorded as deferred revenue. Vendor specific objective evidence of fair value is established by the price charged when that element is sold separately. Therefore, an order for a subscription license, or a perpetual license bundled with a subscription license, will result in significantly lower current-period revenue than an equal-sized order under a perpetual license. Conversely, an order for a subscription license will result in higher revenues recognized in future periods than an equal-sized order for a perpetual license. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then generally the two become bundled together and the related revenue is recognized ratably over the term of the contract.

Our product revenues in any given quarter are dependent upon the volume of perpetual license orders delivered during the current quarter, the amount of subscription revenue amortized from deferred revenue from prior quarters, and to a small degree, revenue recognized on subscription orders received during the current quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of perpetual licenses and subscription licenses. The mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or we may exceed them (if we deliver more-than-expected perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets. Conversely, if our overall level of orders is below the target level but our license mix is above our targets (if we deliver more-than-expected perpetual licenses), our revenues may still meet or even exceed our revenue targets. Our ability to achieve our revenue targets is also impacted by the mix of domestic and international sales, together with fluctuations in foreign exchange rates. If there is an increase in value of other currencies relative to the U.S. dollar, our revenues from international sales may be positively impacted. On the other hand, if there is a decrease in value of other currencies relative to the U.S. dollar, our revenues from international sales may be negatively impacted.

Cost of license and subscription includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation, production personnel, and outsourcing services. It also includes costs associated with our managed services business, including personnel-related costs, fees to providers of internet bandwidth and the related infrastructure, and depreciation expense of managed services equipment. We have not separately presented the costs associated with license and subscription because these costs cannot be reasonably allocated between license and subscription cost of revenue. Cost of maintenance includes direct costs of providing product customer support, largely consisting of personnel-related costs, and the cost of providing upgrades to our customers. Cost of professional services includes direct costs of providing product training and consulting, largely consisting of personnel-related costs and costs of outsourcing service. License and subscription, maintenance, and professional services costs also include allocated facility expenses and allocated IT infrastructure expenses. Cost of revenue also includes a portion of amortization expenses for intangible assets that are associated to our current products. These amortization expenses were recorded as “Cost of revenue—amortization of intangible assets” in our condensed consolidated statement of operations.

Costs associated with subscription licenses, which include the cost of products and services, are expensed as incurred over the subscription term. We defer a portion of our commission expense related to subscription licenses and maintenance contracts and amortize the expense over the term of the subscription or maintenance contract. See “Critical Accounting Policies and Estimates” for a full description of our estimation process for valuation allowances and deferred commissions.

Results of Operations

The following table sets forth, as a percentage of total revenues, certain condensed consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	Three Months ended March 31,
	2005	2004
Revenues:
License fees	36%	37%
Subscription fees	23	23

Total product revenues	59	60
Maintenance fees	28	30
Professional service fees	13	10

Total revenues	100	100

Costs and expenses:
Cost of license and subscription	5	6
Cost of maintenance	2	2
Cost of professional services (excluding stock-based compensation)	11	8
Cost of revenue—amortization of intangible assets	1	2
Marketing and selling (excluding stock-based compensation)	44	47
Research and development (excluding stock-based compensation)	9	11
General and administrative (excluding stock-based compensation)	9	8
Stock-based compensation	—	—
Integration and other related charges	—	1
Amortization of intangible assets	1	1

Total costs and expenses	82	86

Income from operations	18	14
Interest income	6	6
Interest expense	(3)	(3)
Other expense, net	(1)	(1)

Income before provision for income taxes	20	16
Provision for income taxes	4	4

Net income	16%	12%

Certain reclassifications have been made to the condensed consolidated statements of operations for the three months ended March 31, 2004 in order to conform to the presentation adopted in the current period. These reclassifications had an immaterial impact on the prior reported balances and no impact on total revenues, income from operations, or net income.

Revenues

The following table summarizes license fees, subscription fees, maintenance fees, and professional service fees for the periods indicated (in thousands, except percentages):

	Three Months ended March 31,		Increase
	2005	2004	in Dollars	in Percentage
Revenues:
License fees	$70,711	$57,573	$13,138	23%
Subscription fees	45,952	35,907	10,045	28%
Maintenance fees	56,574	46,889	9,685	21%
Professional service fees	25,525	16,437	9,088	55%

	$198,762	$156,806	$41,956	27%

License fees

The increase in license fee revenue was attributable to an increase of $15.8 million in license sales of application delivery products and an increase of $1.4 million in license sales of application management products. The increase was partially offset by a decrease of $4.1 million in license sales of IT governance products. We expect our license fee revenue to continue to increase in absolute dollars for 2005.

Subscription fees

The increase in subscription fee revenue was attributable to an increase in sales of application management products of $6.7 million, which are primarily offered on a subscription basis and a continuous growth in sales of application delivery products and IT governance products on a subscription basis. Sales of application delivery products increased by $2.3 million and sales of IT governance products increased by $1.0 million. As we continue to offer more products on a subscription basis, we expect our subscription fee revenue to increase in absolute dollars for 2005.

Maintenance fees

The increase in maintenance fee revenue was attributable to renewals of existing maintenance contracts and sales of first year maintenance contracts for application delivery licensed products of $6.6 million, for IT governance products of $1.9 million, and for application management products of $1.2 million. We expect maintenance fee revenue to continue to increase in absolute dollars for 2005.

Professional service fees

The increase in professional service fee revenue was attributable to an increase in professional service fees of $5.1 million for application delivery products, $3.2 million for IT governance products, and $0.8 million for application management products. The professional service fee revenue grew as a result of our continuous effort to expand our training and consulting services to our customers who license our products. We expect our professional service fee revenue to continue to increase in absolute dollars for 2005.

International revenues

International revenues include sales from countries in Europe, the Middle East, and Africa (EMEA), Asia Pacific (APAC), and Japan. International revenues also include sales from Brazil, Canada, and Mexico. These countries are included in the Americas geographic segment. (See Note 1 to the condensed consolidated financial statements for the countries included in each geographic segment.) International revenues for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, were affected favorably by a weakening of the U.S. dollar relative to other currencies, primarily the Euro and British Pound. Total revenues from international sales for the three months ended March 31, 2005 were $83.4 million, an increase of $23.4 million or 39%, compared to $60.0 million for the three months ended March 31, 2004. The increase was primarily attributable to increased sales in EMEA of $12.7 million and APAC and Japan of $6.1 million as well as fluctuations in foreign exchange rates of $3.5 million. International revenues represented 42% and 38% of our total revenues for the three months ended March 31, 2005 and 2004, respectively.

Cost of revenues and operating expenses

The following table summarizes cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months ended March 31,		Increase/ (Decrease)
	2005	2004	in Dollars	in Percentage
Costs of revenues:
Cost of license and subscription	$10,869	$9,819	$1,050	11%
Cost of maintenance	4,242	3,592	650	18%
Cost of professional services	21,072	13,543	7,529	56%
Cost of revenue—amortization of intangible assets	2,506	2,605	(99)	(4%)

	$38,689	$29,559	$9,130	31%

Percentage of total revenues	19%	18%

Cost of license and subscription

The increase in cost of license and subscription was primarily attributable to higher personnel-related costs of $0.8 million as a result of growth in headcount and an increase in royalty expense of $0.4 million. In the first quarter of 2005, allocated facility expenses and allocated IT infrastructure expenses increased by $0.3 million compared to the same quarter in 2004. The increase was partially offset by a decrease in outsourcing expense of $0.8 million related to delivery of our application delivery products. Based upon our expected revenue growth as described in “Revenues,” we expect cost of license and subscription to continue to increase in absolute dollars for 2005.

Cost of maintenance

The increase in cost of maintenance was primarily due to higher personnel-related costs of $1.0 million as a result of additional headcount to support our overall growth in business. The increase was partially offset by a decrease in consulting fees of $0.2 million.

Based upon our expected revenue growth as described in “Revenues,” we expect cost of maintenance to continue to increase in absolute dollars for 2005.

Cost of professional services

The increase in cost of professional services was primarily attributable to higher personnel-related costs of $3.8 million as a result of growth in headcount and an increase in outsourcing expense of $3.2 million. The increase in outsourcing activities was due to a continuous growth in our professional services and our increased effort to offer more training and consulting services to our customers who license our products. The increase was also attributable to an increase in allocated facility expenses $0.5 million and allocated IT infrastructure expenses of $0.3 million. Based upon our expected revenue growth as described in “Revenues,” we expect cost of professional services to continue to increase in absolute dollars for 2005.

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months ended March 31,		Increase/ (Decrease)
	2005	2004	in Dollars	in Percentage
Operating expenses:
Marketing and selling	$86,919	$73,963	$12,956	18%
Research and development	18,830	17,286	1,544	9%
General and administrative	17,338	12,245	5,093	42%
Stock-based compensation	117	209	(92)	(44%)
Integration and other related charges	—	979	(979)	(100%)
Amortization of intangible assets	1,353	1,335	18	1%

	$124,557	$106,017	$18,540	17%

Percentage of total revenues	63%	68%

Marketing and selling

Marketing and selling expense consists of employee salaries and related costs, sales commissions, marketing programs, sales training, allocated facility expenses, and allocated IT infrastructure expenses. The increase in marketing and selling expense was primarily attributable to higher personnel-related costs of $7.6 million due to growth in headcount and higher commission expense of $1.4 million as a result of an increase in sales. The increase was also attributable to additional fees of $1.1 million paid for consulting services associated with recruiting and other sales projects. The increase was also attributable to an increase in allocated facility expenses, allocated IT infrastructure expenses, and spending on marketing programs of $1.3 million, $1.1 million, and $0.6 million, respectively. We expect marketing and selling expenses to continue to increase in absolute dollars for 2005.

Research and development

Research and development expense associated with the development of new products, enhancements of existing products, and quality assurance procedures consists of employee salaries and related costs, consulting costs, equipment depreciation, allocated facility expenses, and allocated IT infrastructure expenses. The increase in research and development expense was primarily attributable to higher personnel-related costs of $0.5 million as a result of growth in headcount and a $0.4 million devaluation of the U.S. dollar to the Israeli Shekel as a substantial portion of our research and development expense was in Israeli Shekel. In the first quarter of 2005, allocated facility expenses and allocated IT infrastructure expenses increased by $0.5 million compared to the same quarter in 2004. Based on our product development plan, we expect research and development expense to increase in absolute dollars for 2005.

General and administrative

General and administrative expense consists of employee salaries and the related costs associated with administration and management, allocated facility expenses, and IT infrastructure expenses. It also consists of fees for audit, tax, legal, and consulting services primarily for the compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The increase in general and administrative expenses was primarily attributable to higher personnel-related costs of $2.3 million as a result of growth in headcount and additional fees for audit, tax, and other consulting services of $2.4 million, of which $1.4 million were fees related to projects for the compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We expect general and administrative expenses to continue to increase in absolute dollars for 2005 due to a projected increase in headcount and the implementation of a new operational and financial reporting system.

Stock-based compensation

Stock-based compensation for the three months ended March 31, 2005 and 2004 was primarily attributable to amortization of unearned stock-based compensation associated with assumed options from the acquisitions of Kintana and Performant in 2003. We expect to record amortization of unearned stock-based compensation of $0.2 million for the remainder of 2005, $0.2 million for 2006, and less than $0.1 million for 2007. We expect stock-based compensation to increase significantly in 2006 when we will be required to adopt Statement of Financial Accounting Standard No. 123R (SFAS No. 123R), Share-Based Payment. See further discussion on the accounting of stock-based compensation in accordance with SFAS No. 123R in “Critical Accounting Policies and Estimates” section.

Integration and other related charges

Integration and other related charges for the three months ended March 31, 2004 were attributable to a milestone bonus plan related to certain research and development activities that was signed in conjunction with the acquisition of Performant in 2003. The plan entitled each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates. The commitment was earned over time as milestones were achieved and expensed as a charge to the condensed consolidated statement of operations. The final payments were made in the fourth quarter of 2004. Total payments made under the plan were $5.2 million.

Amortization of intangible assets

The increase in amortization of intangible assets was primarily due to a full quarter of amortization of intangible assets related to acquisition of Appilog in July 2004.

Intangible assets are amortized on a straight-line basis over their useful lives or based on actual usage, whichever best represents the distribution of the economic value of the intangible assets.

The following table summarizes amortization of intangible assets related to our current products that are recorded as costs of revenue for the periods indicated (in thousands):

	Three Months ended March 31,
	2005	2004
Cost of license and subscription	$2,192	$2,350
Cost of maintenance	314	255

	$2,506	$2,605

Future amortization expense of intangible assets at March 31, 2005 is as follows (in thousands):

Year Ending December 31,
2005 (remainder of fiscal year)	$11,576
2006	11,763
2007	5,515
2008	4,253
2009	1,486

$34,593

Other income (expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months ended March 31,		Increase/ (Decrease)
	2005	2004	in Dollars	in Percentage
Other income (expenses):
Interest income	$10,858	$9,260	$1,598	17%
Interest expense	(5,863)	(4,811)	(1,052)	22%
Other expense, net	(1,749)	(1,205)	(544)	45%

	$3,246	$3,244	$2	* %

Percentage of total revenues	2%	2%

*	Percentage is not meaningful

Interest income

The increase in interest income was attributable to an improvement in the average yields of our investments during the first quarter of 2005 compared to 2004.

Interest expense

Interest expense for the three months ended March 31, 2005 and 2004 primarily consisted of interest expense associated with the interest rate swap and the 4.75% Convertible Subordinated Notes due July 2007 (2000 Notes) which we issued in July 2000. The increase in interest expense in the first quarter of 2005 was due to an increase in the London Interbank Offering Rate (LIBOR) associated with our interest rate swap agreement.

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

Also, see Notes 6 and 14 to the condensed consolidated financial statements for additional information regarding our 2000 Notes and the related interest rate swap activities.

Other expense, net

Other expense, net primarily consists of net unrealized gain or loss on investments in non-consolidated companies and a warrant to purchase common stock of Motive, amortization of debt issuance costs associated with the issuance of our Zero Coupon Convertible Notes due 2008 (2003 Notes) and 2000 Notes, and currency gains or losses. The increase in other expense, net for the three months ended March 31, 2005, was primarily attributable to an increase in foreign currency loss from remeasurement of intercompany balances of $1.5 million, partially offset by a gain on investment of $1.0 million.

Also, see Notes 6 and 14 to the condensed consolidated financial statements for additional information regarding our 2000 and 2003 Notes and the related interest rate swap activities.

Provision for income taxes

Historically, our operations resulted in a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire in 2005 through 2013. Future provisions for taxes will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. The effective tax rates for the three months ended March 31, 2005 and 2004 differ from statutory tax rates principally because of our participation in taxation programs in Israel. We intend to continue to increase our investment in our Israeli operations consistent with our overall tax strategy. Other factors that cause the effective tax rate and statutory tax rates to differ include the treatment of charges for amortization of intangible assets, stock-based compensation, and in-process research and development. U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings for certain non-U.S. subsidiaries. We intend to invest these earnings indefinitely in operations outside the U.S.

Our effective tax rate decreased in the first quarter of 2005 compared to the first quarter of 2004 primarily due to an increase in the proportion of worldwide income subject to lower tax rates associated with our Israeli tax holiday.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we have recorded a current tax payable and a prepaid tax asset in the amount of $25.5 million, to be amortized to income tax expense in our condensed consolidated statements of operations over eight years, which approximates the period over which the expected benefit is expected to be realized. At March 31, 2005 and December 31, 2004, we had a prepaid tax asset of $15.1 million and $15.9 million, respectively. We are currently evaluating the migration of the economic ownership of the technology acquired from Performant and Kintana to our Israeli subsidiary. This migration may lead to an increase in our effective tax rate. In the event that we do not migrate the technology, our effective tax rate may also increase due to a greater portion of U.S. source income associated with the technology acquired from Performant and Kintana.

Liquidity and Capital Resources

At March 31, 2005, our principal source of liquidity consisted of $1,250.5 million of cash and investments, compared to $1,138.4 million at December 31, 2004. The March 31, 2005 balance included $151.1 million of short-term and $499.5 million of long-term investments in high quality financial, government, corporate, and auction rate securities. During the three months ended March 31, 2005, we generated $72.1 million of cash from operating activities, compared to $62.0 million during the three months ended March 31, 2004. The increase in cash from operations during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to larger cash collections from our customers and an overall growth in our business.

During the three months ended March 31, 2005, cash provided by our investing activities primarily consisted of net proceeds from sale or maturities of investments of $305.7 million and net proceeds from the sale of a vacant facility of $4.9 million. In addition, we received $0.4 million cash proceeds from a public company as return of investment in one of the privately-held companies in which we had a minority equity investment. Cash used in the acquisition of property and equipment of $7.7 million in the first quarter of 2005 was attributable to equipment and software supporting our sales, research and development, and back office infrastructure, as well as other purchases supporting the growth of our business.

During the three months ended March 31, 2005, our primary financing activities consisted of cash proceeds of $42.0 million from common stock issued under our employee stock option and stock purchase plans.

In June 2003, we entered into a non-exclusive agreement (amended in February 2004) to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out, or other transfer of all or substantially all of the business, stock or assets to which the agreement relates. The licensed technology will be combined with our other existing products, which should be generally available in early 2006. The agreement is in effect until December 31, 2006 with a right to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. In accordance with the agreement, we made royalty payments totaling $15.0 million for the licensed technology as well as maintenance and support services through December 31, 2005. We recorded such payments as prepaid royalties. We have also committed to pay $0.4 million for additional maintenance and support service from January 1 through December 31, 2006. The payment is due on December 31, 2005.

At March 31, 2005, we are committed to make additional capital contributions to a private equity fund totaling $5.2 million.

As of March 31, 2005, we had four outstanding irrevocable letter of credit agreements totaling $2.2 million with Wells Fargo & Company (Wells Fargo). These letter of credit agreements were drawn out of a $5.0 million letter of credit line issued on February 2005. Two of the letter of credit agreements are related to facility lease agreements assumed by us in conjunction with the acquisition of Kintana in 2003 and Freshwater in 2001. These agreements expire on March 1, 2006 and August 31, 2006, respectively. The third agreement is related to the facility lease agreement for our new headquarters in Mountain View, California. This agreement automatically renews annually unless we provide a termination notice to Wells Fargo. The fourth letter of credit agreement is issued in connection with the new sublease agreement we executed to lease additional buildings at our Mountain View headquarters. This agreement expires on March 26, 2013.

We lease our facilities for our headquarters and sales offices in the U.S. and foreign locations primarily under non-cancelable operating leases that expire through 2015. Certain of these leases contain renewal options. In addition, we lease certain equipment under various lease agreements with lease terms ranging from month-to-month up to one year. In February 2005, we entered into a sublease agreement to lease additional buildings at our headquarters in Mountain View, California. The sublease for additional buildings begins May and July 2005 and expires in March 2013. Future minimum payments for all of our leased facilities, including the two vacant facilities from the Kintana acquisition are included in the following table.

Future payments due under debt, lease, royalty, and license agreements at March 31, 2005 are as follows (in thousands):

	Due in
	2005	2006	2007	2008	2009	Thereafter	Total
Zero Coupon Senior Convertible Notes due 2008 (2003 Notes)	$—	$—	$—	$500,000	$—	$—	$500,000
4.75% Convertible Subordinated Notes due 2007 (2000 Notes) (a)	—	—	300,000	—	—	—	300,000
Non-cancelable operating leases	15,874	16,040	12,351	8,490	7,489	21,313	81,557
Royalty and license agreements	1,717	1,435	1,436	160	10	90	4,848

	$17,591	$17,475	$313,787	$508,650	$7,499	$21,403	$886,405

(a)	The above table does not include contractual interest payments on the 2000 Notes. Assuming we do not retire additional 2000 Notes during 2005 and interest rates stay constant, we will make interest payments net of our interest rate swap of approximately $8.2 million during the remainder of 2005, approximately $11.0 million in 2006, and approximately $5.5 million during 2007. The face value of our 2000 Notes differs from our book value. See Note 6 to the condensed consolidated financial statements for a full description of our long-term debt activities and related accounting policy.

As of March 31, 2005, we did not have any purchase commitments other than obligations incurred in the normal course of business. These amounts are accrued when services or goods are received.

In July 2000, we issued $500.0 million in 4.75% Subordinated Convertible Notes due on July 1, 2007. The 2000 Notes bear interest at a rate of 4.75% per annum and are payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. From December 2001 through March 31, 2005, we retired $200.0 million face value of the 2000 Notes. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. If we redeem the 2000 Notes, we will pay accrued interest up to the redemption date. We did not redeem any portion of the 2000 Notes since the original issuance through March 31, 2005.

In 2002, we entered into an interest rate swap agreement of $300.0 million with Goldman Sachs Capital Markets, L.P. (GSCM) to hedge the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of our 2000 Notes. The interest rate swap matures in July 2007. The value of the interest rate swap is determined using various inputs, including forward interest rates, and time to maturity. Under the terms of the swap, we provided initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between us and GSCM as swap rates and equity prices fluctuate. Our interest rate swap was recorded as an asset in our condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, but continues to decrease in value as interest rates rise. If market changes continue to negatively impact the value of the swap, the swap may become a liability in our condensed consolidated balance sheet. In the event we chose to terminate the swap before maturity, and the swap value was a liability due to an unfavorable value, we would be obligated to pay to our counterparty the market value of the swap at the termination date.

In April 2003, we issued $500.0 million of Zero Coupon Convertible Notes due 2008 in a private offering. The 2003 Notes mature on May 1, 2008, do not bear interest, have a zero yield to maturity and may be convertible into our common stock. Holders of the 2003 Notes may convert their 2003 Notes prior to maturity only if the sale price of our common stock reaches specified thresholds or if specified corporate transactions have occurred. Upon conversion, we have the right to deliver cash instead of shares of our common stock. We may not redeem the 2003 Notes prior to their maturity. See Note 6 to the condensed consolidated financial statements for further details on the conversion provisions for the 2003 Notes.

See Notes 6 and 14 to the condensed consolidated financial statements for additional information regarding our 2000 and 2003 Notes and the related interest rate swap activities.

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

For the three months ended March 31, 2005 and 2004, our source of funding was mainly from cash generated by our operations. Since our operating results may fluctuate significantly, a decrease in customer demand or a decrease in the acceptance of our future products and services may impact our ability to generate positive cash flow from operations.

A shift in the mix of license types does not impact our collections cycle as we typically invoice the customers up front for the full license amount and cash is generally received within 30-60 days from the invoice date. Our quarterly operating results are affected by the mix of license types entered into in connection with the sale of products. As revenue associated with our subscription licenses is generally recognized ratably over the term of the license, a shift in mix to subscription license will also result in deferred revenue becoming a larger component of our cash provided by operations. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then the two generally become bundled together and are recognized over the term of the contract. If our business was to shift to a greater percentage of revenue generated from a subscription revenue model, we may experience a decrease or a lower rate of growth in recognized revenue in a given period, as a continued growth in deferred revenue. Deferred revenue at March 31, 2005 was $417.0 million, compared to $414.3 million at December 31, 2004. We expect the mix of licenses to continue to fluctuate.

In the future, we expect cash will continue to be generated from our operations. During the remainder of 2005, we expect to spend $10.0 to $15.0 million in 2005 for the implementation of a new operational and financial reporting system. We also expect to spend approximately $5.0 to $8.0 million on our customer management database. Excluding the cost of our customer management database and the implementation of the new operational and financial reporting system, we do not expect the level of cash used in investing activities to acquire property and equipment in 2005 to change significantly from 2004. We currently plan to reinvest our cash generated from operations in new short- and long-term investments in high quality financial, government, and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. Cash could be used in the future for acquisitions or strategic investments. Cash could also be used to repurchase additional equity or retire or redeem additional debt. There are no transactions, arrangements, or other relationships with non-consolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and deferred commissions;

•	accounting for stock options;

•	valuation of long-lived and intangible assets;

•	valuation of goodwill;

•	accounting for income taxes; and

•	accounting for investments in non-consolidated companies.

We discuss these policies further below, as well as the estimates and judgments involved. In addition, we also have other key accounting policies. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

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

Fee is fixed or determinable

With respect to each arrangement, we must determine whether the arrangement fee is fixed or determinable. If the fee is fixed or determinable, then revenue is recognized upon delivery of software or over the period of arrangements with our customers (assuming other revenue recognition criteria are met). If the fee is not fixed or determinable, then the revenue recognized in each quarter (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable based on our revenue recognition policy.

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

Estimating valuation allowances and deferred commissions

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Use of estimates and assumptions include, but are not limited to, the sales reserve and deferred commissions.

We must make estimates of potential future credits, warranty cost of product and services, and write-off of bad debts related to current period product revenues. We analyze historical returns, historical bad debts, current economic trends, average deal size, and changes in customer demand, and acceptance of our products when evaluating the adequacy of the sales reserves. Revenue for the period is reduced to reflect the sales reserve provision. As a percentage of current period revenues, charges against the sales reserves were insignificant in the three months ended March 31, 2005 and 2004. Significant management judgments and estimates are made and used in connection with establishing the sales reserve in any accounting period. Material differences may result in the amount and timing of our revenues for any period if we make different judgments or use different estimates. At March 31, 2005 and December 31, 2004, the balance of the sales reserves was $5.6 million and $5.2 million, respectively.

We are required to make significant judgments and estimates in connection with establishing deferred commissions associated with revenues that will be recognized in future periods. Commissions are calculated as a percentage of the value of a signed contract or a customer signed purchase order. Deferred commissions are calculated based upon the deferred revenue balance and the applicable commission rates. Estimates made by us include the commission rates, percentages of deferred revenues, and the extent to which sales quotas and commission accelerators are achieved. We are required to estimate the commission rates since actual commission calculations are not finalized until after the reporting date. We estimate the average commission rates for our products and services based upon historical commission rates, taking into consideration changes to the commission plans, related to commissions earned by our employees and the mix of sales employees. We also need to estimate the percentages of deferred revenues related to first year maintenance service and renewal maintenance service using historical sales data. We recognize the commission expense ratably over the same period when the related revenues are recognized. Commissions are paid to employees in the month after we receive an order. Differences may result in the amount and timing of our sales commission expense recognized and deferred commissions recorded in our consolidated balance sheet for any periods if we make different judgments or use different estimates as described above.

At March 31, 2005, current and non-current deferred commissions were $24.9 million and $11.1 million, respectively. At December 31, 2004, current and non-current deferred commissions were $25.2 million and $8.7 million, respectively.

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

In 2001 and 2003, we recorded unearned stock-based compensation related to assumed stock options in conjunction with our acquisitions of Freshwater, Performant, and Kintana. We amortize unearned stock-based compensation using the straight-line method over the remaining vesting periods of the related options. If we amortize the unearned stock-based compensation using the graded vesting method, which results in higher expense being recognized in the earlier period, our financial position and results of operations could be different.

On December 15, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Shared-Based Payment which requires public companies to value employee stock options and stock issued under employee stock purchase plans using fair value based method on the option grant date and record it as a stock-based compensation expense. Fair value based model, such as the Black-Scholes option-pricing model, requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option. On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 107 (SAB 107) to provide further guidance on the valuation models, expected volatility, and expected option term. We currently use the Black-Scholes option-pricing model to calculate the pro forma effect on net income and net income per share if we had applied SFAS No. 123 to employee option grants. (See Note 1 to our condensed consolidated financial statements for the disclosure of the pro forma information for the three months ended March 31, 2005 and 2004, if we had applied SFAS No. 123.) However, the actual impact on our results of operations upon adoption of the new standard could be significantly different from the pro forma information included in Note 1 to our condensed consolidated financial statements due to variations in estimates, assumptions, and valuation model used in the calculation. In the first quarter of 2005, we modified our approach to estimate the expected stock price volatility and expected option life. We believe the modifications to our estimates will generate assumptions that are more indicative of future trends. The effective date of SFAS No. 123R is for fiscal years beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in the first quarter of 2006. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R will have a significant adverse impact on our financial position and results of operations.

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

We determine the recoverability of long-lived assets and certain identifiable intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Such estimation process is highly subjective and involves significant management judgment. Determination of impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. We did not record any impairment charges in the first quarter of 2005. During the year ended December 31, 2004, we recorded an impairment charge of $6.7 million associated with the remaining vacant building we owned that had been placed for sale. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on long-lived assets and certain intangible assets to reduce the carrying amount of these assets. Net intangible assets and long-lived assets were $115.7 million and $116.9 million at March 31, 2005 and December 31, 2004, respectively.

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

When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure this impairment based on a projected discounted cash flow. We performed an annual impairment review in the fourth quarter of 2004. We did not record an impairment charge based on our reviews. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on goodwill to reduce its carrying amount to its estimated fair value.

Accounting for income taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. In addition, to the extent that we are unable to continue to reinvest a substantial portion of our profits in our Israeli operations, we may be subject to additional tax rate increases in the future. Our taxes could increase if these tax rate incentives are not renewed upon expiration, tax rates applicable to us are increased, authorities challenge our tax strategy, or our tax strategy is impacted by new laws or rulings. To the extent that we are able to continue to reinvest a substantial portion of our profits in lower tax jurisdictions, our tax rate may decrease in the future.

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

Accounting for investments in non-consolidated companies

From time to time, we hold equity investments in publicly traded companies, privately-held companies, and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our equity investments for impairment and will record reductions in carrying values if and when necessary. For equity investments in privately-held companies and private equity funds, the evaluation process is based on information that we request from these companies and funds. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies and funds. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above fair value, or if a company has completed a financing with unrelated third party investors based on a valuation significantly lower than the carrying value of our investment and the decline is other-than-temporary, it is our policy to record an investment loss in our condensed consolidated statement of operations. Estimating the fair value of non-marketable equity investments in companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

For equity investments in publicly traded companies, we record a loss on investment in our condensed consolidated statement of operations when we determine the decline in fair value below the carrying value is other-than-temporary. The ultimate value realized on these equity investments is subject to market price volatility until they are sold. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, earnings/revenue outlook, operational performance, management/ownership changes, competition, and stock price performance. Our on-going review may result in additional impairment charges in the future which could significantly impact our results of operations.

At March 31, 2005, our equity investments in non-consolidated companies consisted of investments in privately-held companies of $4.1 million, a private equity fund of $8.6 million, and a warrant to purchase of common stock of Motive of $0.8 million. At March 31, 2005, we also had an equity investment in a publicly traded company of $0.7 million which is treated as available-for-sale investment. For the three months ended March 31, 2005, we recorded a loss of $0.1 million on our investment in the private equity fund and $0.1 million related to a change in fair value of the Motive warrant. For the three months ended March 31, 2004, we recorded a loss of $0.5 million on our investment in the private equity fund. The loss was partially offset by an unrealized gain of $0.4 million related to a change in fair value of the Motive warrant. In calculating the loss to be recorded, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

The Motive warrant is treated as a derivative instrument due to a net settlement provision and it is recorded at its fair value on each reporting period. We calculate the fair value of the Motive warrant using the Black-Scholes option-pricing model. The option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility. Since Motive is a publicly traded company, a decline in the U.S. stock market and the market price of Motive’s common stock could contribute to volatility in our reported results of operations.

Recent Accounting Pronouncements

In April 2005, the SEC amended the compliance dates for SFAS No. 123R, Shared-Based Payment. The new rule allows public companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005 or December 15, 2005 for small business issuers. Under SFAS No. 123R, public companies other than small business issuers are required to adopt the new standard for interim or annual periods beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in the first quarter of 2006 and begin to recognize stock-based compensation related to employee equity awards in our condensed consolidated statements of operations using fair value based method on a prospective basis. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R will have a significant adverse impact on our financial position and results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. We expect the adoption of SAB No. 107 will have a significant adverse impact on our financial position and results of operations upon our adoption of SFAS No. 123R in the first quarter of 2006.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal years ending after December 15, 2005. We do not expect the adoption of FIN No. 47 to have an impact on our financial position and results of operations.

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

We have experienced seasonality in our orders and revenues which may result in seasonality in our earnings. The fourth quarter of the year typically has the highest orders and revenues for the year and higher orders and revenues than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers being typically higher in the third and fourth quarters, from our application management and application delivery businesses being typically strongest in the fourth quarter and weakest in the first quarter, however, and to a lesser extent, from the structure of our sales commission program. In addition, the tendency of some of our customers to wait until the end of a fiscal quarter to finalize orders has resulted in higher order volumes towards the end of the quarter. We expect this seasonality to continue in the future. In the first quarter of 2005, we experienced higher orders and revenues than the fourth quarter of 2004. We do not believe that these results are indicative of a shift in the future seasonality trends that we have typically experienced in the past.

Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. If our operating results are below the expectations of investors or securities analysts, the trading prices of our securities could decline.

Our revenue targets are dependent on a projected mix of orders in a particular quarter and any failure to achieve revenue targets because of a shift in the mix of orders could adversely affect our quarterly revenue and operating results. Our license revenue in any given quarter is dependent upon the volume of perpetual orders shipped during the quarter, the amount of subscription revenue amortized from deferred revenue, and to a small degree, the amount recognized on subscription orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and subscription licenses. The mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or we may exceed them (if we deliver more-than-expected perpetual licenses). In addition, if we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets which may adversely affect our operating results. Conversely, if our overall level of orders is below the target level but our license mix is above our targets (if we deliver more-than-expected perpetual licenses), our revenues may still meet or even exceed our revenue targets. Furthermore, if a perpetual license is sold at the same time as a subscription based license to the same customer, then the two generally become bundled together and are recognized ratably over the term of the contract. This shift may cause us to experience a decrease in recognized revenue in a given period, as well as continued growth of deferred revenue. In addition, while subscription and term based licenses represent a potential source of renewable license revenue, there is also the risk that customers will not renew their licenses at the end of a term.

Future changes in financial accounting standards may adversely affect our results of operations. Under the newly-issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R), Shared-Based Payment, and Staff Accounting bulletin No. 107 (SAB No. 107), we will be required to account for equity under our stock plans using fair value based model on the option grant date and record it as a stock-based compensation expense. Our net income and our earnings per share will be significantly reduced or may reflect a loss. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing model and disclose the pro forma impact on net income (loss) and net income (loss) per share in Note 1 to our condensed consolidated financial statements for the periods ended March 31, 2005 and December 31, 2004 and the three months ended March 31, 2005 and 2004. A fair value based model such as the Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option. We will be required to adopt the new accounting provisions beginning in the first quarter of 2006 and to expense shares issued under employee stock purchase plans and stock options as a stock-based compensation expense using a fair value based model.

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

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed. Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act of 2002, requires an effective planning and management system and process. We will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have licensed software from SAP AG and have begun a process to expand and upgrade our operational and financial systems. Any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record and report financial and management information on a timely and accurate basis. In addition, as we add additional functionality, new problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business. Accordingly, our results of operations, cash flows, and stock price could be negatively impacted.

Our increasing efforts to sell enterprise-wide software products and services could expose us to revenue variations and higher operating costs. We increasingly focus our efforts on sales of enterprise-wide solutions, which consist of our entire Mercury Optimization Centers product suite and related professional services, and managed services, in addition to the sale of component products. As a result, each sale requires substantial time and effort from our sales and support staff as well as involvement by our professional services and managed services organizations and our systems integrator partners. Large individual sales, or even small delays in customer orders, can cause significant variation in our revenues and adversely affect our results of operations for a particular period. An increasingly material portion of our revenues has been derived from large orders, generally with a value of greater than $1.0 million, as we focus our efforts on sales of enterprise-wide solutions. If we cannot generate a sufficient number of large customer orders or if customers delay or cancel such orders in a particular quarter, our revenues and operating results may be adversely affected. Moreover, a substantial portion of our orders, particularly our larger transactions, are typically received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. We may not learn of revenue shortfalls as a result of any delay in the completion of or any cancellation of a large order until very late in the quarter, and possibly on the final day or days of the quarter. Not only could any delays or cancellations of large orders adversely affect our revenues, any resulting shortfalls could adversely affect our operating results because they may occur after it is too late to adjust expenses for that quarter. Accordingly, our operating results may be lower than the level expected by investors or securities analysts, which could lead to a decline in the trading prices of our securities.

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

Our international sales and operations subject us to risks that could adversely affect our revenue and operating results. International sales have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, international revenues were 42% and 38% for the three months ended March 31, 2005 and 2004, respectively. We face risks associated with our international operations, including:

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

Other factors that could increase our effective tax rate include the effect of changing economic conditions, business opportunities, and changes in tax laws and rulings. We have in the past and may continue in the future to retire amounts outstanding under our 2000 Notes. To the extent that these repurchases are completed below the par value of the 2000 Notes, we may generate a taxable gain from these repurchases. These gains may result in an increase in our effective tax rate. Merger and acquisition activities, if any, could result in nondeductible expenses, which may increase our effective tax rate. In addition, we are currently evaluating the migration of the economic ownership of the technology acquired from Performant and Kintana to our Israeli subsidiary. The migration may lead to an increase in our effective tax rate. In the event that we do not migrate the technology, our effective tax rate may also increase due to a greater portion of U.S. source income associated with the technology acquired from Performant and Kintana.

Our financial results may be positively or negatively impacted by foreign currency fluctuations. A substantial portion of our research and development activities are performed in Israel. In addition, our foreign operations are generally transacted through our international sales subsidiaries and offices in the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific (APAC); and Japan. The Americas includes Brazil, Canada, Mexico, and the United States of America. EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. As a result, these sales and related expenses are denominated in currencies other than the U.S. dollar. Because our financial results are reported in U.S. dollars, our results of operations may be positively or adversely impacted by fluctuations in the rates of exchange between the U.S. dollar and other currencies, including:

•	a decrease in the value of currencies in certain countries of the Americas, EMEA, APAC, or Japan relative to the U.S. dollar, which would decrease our sales and marketing costs in these countries and would decrease research and development costs in Israel;

•	a decrease in the value of currencies in certain countries of the Americas, EMEA, APAC, or Japan relative to the U.S. dollar, which would decrease our reported U.S. dollar revenue and deferred revenue, as we generate sales in these local currencies and report the related revenue in U.S. dollars;

•	an increase in the value of currencies in certain countries of the Americas, EMEA, APAC, or Japan relative to the U.S. dollar, which would increase our sales and marketing costs in these countries and would increase research and development costs in Israel; and

•	an increase in the value of currencies in certain countries of the Americas, EMEA, APAC, or Japan relative to the U.S. dollar, which would increase our reported U.S. dollar revenue, as we generate revenue in these local currencies and report the related revenue in U.S. dollars.

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

If the interest rate continues to increase, the interest rate swap may have a negative impact on our cash flows and results of operations. In connection with the $300.0 million of our 2000 Notes, we entered into an interest rate swap with Goldman Sachs Capital Markets, L.P (GSCM). Under the terms of the swap, we provided GSCM $6.0 million as initial collateral and are required to provide additional collateral in the form of cash or cash equivalents as swap rates and equity prices fluctuate. This interest rate swap could expose us to greater interest expense for our 2000 Notes if we decided to terminate the swap before maturity. If the interest rate continues to increase and we decided to terminate the swap before maturity, we could be obligated to pay to our counterparty the market value of the swap at the termination date.

Acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, or divert the attention of our management and may result in financial results that are different than expected. In July 2004, August 2003, May 2003, and May 2001, we acquired Appilog, Kintana, Performant, and Freshwater, respectively. In the event of any future acquisitions, we could:

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

Investments may become impaired and require us to take a charge against earnings. At March 31, 2005, our equity investments in non-consolidated companies consisted of investments in privately-held companies of $4.1 million, a private equity fund of $8.6 million, and a warrant to purchase common stock of Motive of $0.8 million. At March 31, 2005, we also had an equity investment of $0.7 million in a publicly traded company. At March 31, 2005, our total capital contributions to this private equity fund were $9.8 million. We have committed to make additional capital contributions to this private equity fund up to $5.2 million in the future. We may be required to incur charges for the impairment of value of our investments. For the three months ended March 31, 2005, we recorded a loss of $0.1 million on our investment in the private equity fund and an unrealized loss of $0.1 million related to a change in fair value of the Motive warrant. For the three months ended March 31, 2004, we recorded a loss of $0.5 million on our investment in the private equity fund. The loss was partially offset by an unrealized gain of $0.4 million related to a change in fair value of the Motive warrant. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months. We closely monitor the financial health of the private companies in which we hold minority equity investments. We may continue to make investments in other companies. If we determine in accordance with our standard accounting policies that an impairment has occurred, then additional losses would be recorded.

The Motive warrant is recorded at its fair value on each reporting date using the Black-Scholes option-pricing model. Estimating the fair value of the warrant requires management judgment and may have an impact on our financial positions and results of operations.

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

Leverage and debt service obligations for $800.0 million in outstanding Notes may adversely affect our cash flow and operational results. On April 29, 2003, we issued our 2003 Notes, with a principal amount of $500.0 million, in a private placement, and in July 2000, we completed the offering of the 2000 Notes with a principal amount of $500.0 million. From December 2001 through December 31, 2004, we retired $200.0 million face value of our 2000 Notes. We continue to carry a substantial amount of outstanding indebtedness, primarily the remaining 2000 Notes and the 2003 Notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, and other amounts in respect of our indebtedness when due. Our leverage could have significant negative consequences, including:

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

Finally, our stock repurchase program was approved by the Board of Directors on July 27, 2004, which permits us to repurchase up to $400.0 million of our common stock may leave us with less cash to repay our 2000 Notes and 2003 Notes. Since inception of the stock repurchase program through April 29, 2005, we have repurchased 9,675,000 shares of our common stock at an average price of $34.33 per share for an aggregate purchase price of $332.2 million.

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

The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended April 22, 2005, the closing sale prices of our common stock as reported on the NASDAQ National Market ranged from a high of $50.60 to a low of $32.36. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Interest Rate Risk:

We mitigate market risk associated with our investments by placing our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. We have classified all of our debt securities investments as either held to maturity or available-for-sale. Marketable equity securities are classified as short-term investments. At March 31, 2005, we had marketable equity security of $0.7 million. At March 31, 2005, $526.4 million, or 42.0% of our cash, cash equivalents, and investment portfolio have original maturities of less than 90 days, and an additional $100.4 million, or 8.0% carried original maturities of less than one year. All debt securities classified as held-to-maturity investments mature in less than three years from the date of purchase as required by our policy. From time-to-time, we also invest in auction rate securities, which we classify as available-for-sale investments. Information about our investment portfolio in debt securities is presented in the table below, which states notional amounts and the related weighted-average interest rates. Amounts represent maturities from the reporting date to the dates shown below for each twelve-month periods (in thousands):

	March 31,
	2006	2007	2008	Total	Fair Value
Investments maturing within 30 days at March 31, 2005:
Fixed rate	$282,287	$—	$—	$282,287	$282,255
Weighted average rate	2.61%	—	—	2.61%	—
Investments maturing 30 days after March 31, 2005:
Fixed rate	$349,510	$361,442	$183,061	$894,013	$887,410
Weighted average rate	2.77%	2.55%	2.60%	2.65%	—

Total investments	$631,797	$361,442	$183,061	$1,176,300	$1,169,665

Weighted average rate	2.70%	2.55%	2.60%	2.64%	—

Our long-term investments include $543.8 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

The fair value of our 2000 Notes fluctuates based upon changes in the price of our common stock, changes in interest rates, and changes in our creditworthiness. The fair market value of our 2000 Notes at March 31, 2005 was $292.5 million while the face value and book value was $300.0 million and $299.7 million, respectively. To mitigate the risk of fluctuation in the fair value of our 2000 Notes, we entered into an interest rate swap arrangement. The fair value of our 2003 Notes fluctuates based upon changes in the price of our common stock and changes in our creditworthiness. The fair market value of the 2003 Notes at March 31, 2005 was $524.6 million while the face value and the book value was $500.0 million. See Note 6 to the condensed consolidated financial statements for transactions regarding our 2000 and 2003 Notes.

In January and February 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. In November 2002, we merged the two interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) into a single interest rate swap with GSCM to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap, with a maturity date of July 2007, is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of $300.0 million of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on our 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR throughout the life of our 2000 Notes. The interest rate swap creates a market exposure to changes in the LIBOR. If the LIBOR increases or decreases by 1%, our interest expense would increase or decrease by $750,000 quarterly on a pretax basis.

The value of the interest rate swap is determined using various inputs, including forward interest rates and time to maturity. Under the terms of the swap, we provided initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between us and GSCM as swap rates and equity prices fluctuate. Our interest rate swap was recorded as an asset in our condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, but continues to decrease in value as interest rates rise. If market changes continue to negatively impact the value of the swap, the swap may become a liability in our condensed consolidated balance sheet. In the event we chose to terminate the swap before maturity, and the swap was a liability due to an unfavorable value, we would be obligated to pay to our counterparty the market value of the swap at the termination date.

We classified the initial collateral and will classify any additional collateral as restricted cash in our condensed consolidated balance sheets. If the price of our common stock exceeds the original conversion or redemption price of the 2000 Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the 2000 Notes. If we call the 2000 Notes at a premium (in whole or in part), or if any of the holders of the 2000 Notes elected to convert the 2000 Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted our 2000 Notes. We have credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under the swap are guaranteed by the Goldman Sachs Group L.P.

Also, see Notes 6 and 14 to the condensed consolidated financial statements for additional information regarding our 2000 Notes and the interest rate swap activities.

Foreign exchange rate risk

A portion of our business is conducted in currencies other than the U.S. dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenue. We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency denominated deferred revenues and receivables due from certain subsidiaries and foreign offices in the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific (APAC); and Japan. The Americas includes Brazil, Canada, Mexico, and the United States of America. EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. We had outstanding forward contracts with notional amounts totaling $33.1 million and $31.2 million at March 31, 2005 and December 31, 2004, respectively. The forward contracts in effect at March 31, 2005 were hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Korean Won, Norwegian Kroner, South African Rand, Swedish Kroner, and Swiss Franc.

We also utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Canadian Dollar, Hong Kong Dollar, Israeli Shekel, and Singapore Dollar. We had outstanding forward contracts with notional amounts totaling $18.8 million and $23.7 million at March 31, 2005 and December 31, 2004, respectively.

Gains or losses on forward contracts are recorded in “Other expense, net” in our condensed consolidated statement of operations in the same period as gains or losses on the underlying revaluation of intercompany balances and non-functional currency balances. Net gains or losses on forward contracts and the underlying balances did not have any material impact to our financial position. We do not believe an immediate increase of 10% in the exchange rates of the U.S. dollar to other foreign currencies would have a material impact on our operating results or cash flows.

Investment risk

From time to time, we have equity investments in public companies, privately-held companies, and private equity funds for business and strategic purposes. At March 31, 2005, our investments in a public company, private companies, and a private equity fund were $0.7 million, $4.1 million, and $8.6 million, respectively. In addition, we made capital contributions to the private equity fund totaling $9.8 million and we have committed to pay up to $5.2 million in the future.

If the privately held companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments, we cannot assure that we will be able to sell them at a gain or even recover our investment. A decline in the U.S. stock market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on our investments in these public and private companies. We have a policy to review our equity investments portfolio. If we determine that the decline in value in one of our equity investments is other-than-temporary, we record a loss on investment in our condensed consolidated statement of operations to write down these equity investments to the market value.

For the three months ended March 31, 2005, we recorded a loss of $0.1 million on our investment in the private equity fund and an unrealized loss of $0.1 million related to a change in fair value of a warrant to purchase common stock of Motive, Inc., a publicly traded company. For the three months ended March 31, 2004, we recorded a loss of $0.5 million on one of our investment in the private equity fund. This loss was partially offset by an unrealized gain of $0.4 million related to a change in fair value of a warrant to purchase common stock of Motive. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

The Motive warrant is treated as a derivative instrument due to a net settlement provision. Since the Motive warrant is marked to market at each reporting date, any fluctuations in the fair value of the warrant may have an impact on our financial positions and results of operations. The fair value of the warrant was $0.8 million and $0.9 million as of March 31, 2005 and December 31, 2004, respectively.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Our management, including our CEO and CFO, acknowledge that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY INTERACTIVE CORPORATION
(Registrant)

Dated: May 6, 2005

	By:	/s/ Douglas P. Smith
Douglas P. Smith,
Executive Vice President and Chief Financial Officer
Principal Financial and Accounting Officer