Form 10-K/A
period 2004-12-31
MERCURY INTERACTIVE CORP
filed 2006-07-03
CIK 867058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, $0.002 par value

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,500,862,858 as of June 30, 2004, based upon the closing sale price reported for that date on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2005 was 86,199,828.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2005 Annual Meeting of Stockholders held May 19, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K/A.

i

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors”. Further, except for the forward-looking statements included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings” and Item 9A, “Controls and Procedures,” all forward-looking statements contained in this amended Annual Report on Form 10-K/A, unless they are specifically otherwise stated to be made as of a different date, are made as of March 14, 2005, the original filing date of our Annual Report on Form 10-K for the year ended December 31, 2004. In addition, except for the sections of this Form 10-K/A entitled “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings” (included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), Item 9A, “Controls and Procedures” and Note 3 and Note 19 (unaudited) of the Notes to Consolidated Financial Statements, this Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K filed on March 14, 2005 other than the restatement, and we undertake no obligation to update the forward-looking statements in this Annual Report on Form 10-K/A.

Mercury, Mercury Interactive, the Mercury logo, LoadRunner, ProTune, QuickTest Professional, SiteScope, TestDirector, and WinRunner are trademarks of Mercury Interactive Corporation in the United States and may be registered in certain jurisdictions. The absence of a trademark from this list does not constitute a waiver of Mercury’s intellectual property rights concerning that trademark.

This Annual Report on Form 10-K/A contains references to other company, brand, and product names. These company, brand, and product names are used herein for identification purposes only and may be the trademarks of their respective owners. Mercury Interactive Corporation disclaims any responsibility for specifying which marks are owned by which companies or which organizations.

Explanatory Note

We are amending our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 14, 2005 (the Original Filing), to restate our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and the related disclosures. This amended Annual Report on Form 10-K/A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, which is included in Item 6, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2004 and 2003, which is included in Item 15. See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements for a detailed discussion of the effect of the restatement.

The restatement of the Original Filing reflected in this amended Annual Report on Form 10-K/A includes adjustments arising from the determinations of a Special Committee, consisting of disinterested members of the Audit Committee, which was formed in June 2005 to conduct an internal investigation into the Company’s past stock option practices, as well as our internal review relating to our historical financial statements.

For more information on these matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings”, Note 3 of the Notes to the Consolidated Financial Statements, and Item 9A, “Controls and Procedures”.

We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K for the periods affected by the restatement or adjustments other than this amended Annual Report on Form 10-K/A. As a result of the restatement of our consolidated financial statements, we will also restate the interim financial statements for the quarterly and year to date periods ended March 31, June 30, and September 30, 2004 to be included in our quarterly reports on Forms 10-Q for the periods ended March 31, June 30 and September 30, 2005. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Except for the sections of this Form 10-K/A entitled “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings” (included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), Item 9A, “Controls and Procedures,” Note 3 and Note 19 (unaudited) of the Notes to Consolidated Financial Statements, and the “Unaudited Quarterly Financial Data,” included in Item 15 all of the information in this amended Annual Report on Form 10-K/A is as of December 31, 2004 and does not reflect events occurring after the Original Filing, other than the restatement, or modify or update disclosures (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below) affected by subsequent events. Accordingly, this amended Annual Report on Form 10-K/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable SEC rules, this amended Annual Report on Form 10-K/A includes updated certifications from our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this amended Annual Report on Form 10-K/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:

Part I—Item 1—Business;

Part I—Item 3—Legal Proceedings;

Part II—Item 5—Market for the Registrant’s Common Equity and Related Stockholder Matters;

Part II—Item 6—Selected Consolidated Financial Data;

Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II—Item 7A—Quantitative and Qualitative Disclosures about Market Risk;

Part II—Item 8—Financial Statements and Supplementary Data;

Part II—Item 9A—Controls and Procedures;

Part III—Item 10—Directors and Executive Officers of the Registrant;

Part III—Item 11—Executive Compensation;

Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III—Item 13—Certain Relationships and Related Transactions; and

Part IV—Item 15—Exhibits and Financial Statement Schedules.

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

2004 Business Acquisitions and Technology License Agreement

On July 1, 2004, we acquired Appilog, Inc., a privately-held company. The acquisition of Appilog, a leading provider of auto-discovery and application mapping software, extended our capabilities in application management and BTO. Appilog’s products, now marketed and sold as Mercury Application Mapping, automatically manage the complex and dynamic relationships between enterprise applications and their supporting infrastructure. This technology helps customers to discover application dependencies on infrastructure, automatically detect and visually depict changes to applications and infrastructure, and visualize the business effect of planned and unplanned changes and infrastructure failures.

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

Mercury Quality Center core software products include:

•	Mercury TestDirector is our global test management product that helps organizations deploy high-quality applications more quickly and effectively. Mercury TestDirector software integrates requirements management with test planning, test scheduling, test execution, and defect tracking in a single application to accelerate the quality testing process. Customers can leverage Mercury TestDirector’s core modules either as a standalone solution or integrated within a global Quality Center of Excellence.

•	Mercury QuickTest Professional is our automated testing solution for building functional and regression test suites. It provides a keyword-driven approach to structured automation, so customers can use natural language to build tests that verify user interactions and ensure business processes work as designed. Mercury QuickTest Professional supports a range of enterprise IT environments, including Web (HTML/DHTML), ..NET, Java/J2EE, ERP/CRM, client/server, mainframe, and multimedia.

•	Mercury WinRunner is our standard functional testing solution for enterprise IT applications. It captures, verifies, and replays user interactions automatically, so customers can identify defects and ensure that business processes, which might span across multiple applications and databases, work as designed upon deployment and remain reliable.

•	Mercury Functional Testing combines our functional testing products, Mercury QuickTest Professional and Mercury WinRunner, to deliver a complete solution for functional test and regression test automation — with support for nearly every software application and environment.

•	Mercury Business Process Testing provides our automated functional testing capabilities to business analysts — enabling those people who are most knowledgeable about business process and application functionality to become an integral part of the quality optimization process. Mercury Business Process Testing is a web-based test automation solution designed to enable subject matter experts to build and execute test automation without any programming knowledge.

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

Mercury Business Availability Center

Mercury Business Availability Center is used by IT operations teams to maximize business availability, manage IT operations from a business perspective, minimize downtime, and ensure applications are meeting established service levels with customers. Comprised of integrated applications, a business dashboard, and an application management foundation, Mercury Business Availability Center is used to manage application performance and availability according to service levels and business priorities, automatically discover and map the dynamic relationships between applications and underlying infrastructure, quantify the business effect of application downtime, and prioritize problem resolution based on business effect and service-level compliance. In addition, customers can choose to have Mercury Business Availability Center delivered as a managed service.

Mercury Business Availability Center core software products include:

•	Mercury Application Management Dashboard (formerly Topaz Business Availability) is our interactive dashboard that provides real-time visibility into key application-enabled business processes. By monitoring application performance and availability in real time, Mercury Application Management Dashboard helps IT and business executives measure the results delivered by production applications.

•	Mercury Service Level Management (formerly Topaz for Service Level Management SLM) enables customers to proactively manage service levels from the business perspective. It provides service level reporting for enterprises and service providers to measure application service levels against business objectives. By using Mercury Service Level Management, customers can define realistic, quantifiable service level objectives that reflect business goals, and track performance both on a real-time basis and for offline planning purposes.

•	Mercury System Availability Management, in conjunction with Mercury SiteScope, enables customers to seamlessly deploy and maintain an enterprise infrastructure monitoring solution to achieve 100-percent coverage. It connects to existing Enterprise Management System (EMS) products or uses SiteScope to collect and monitor system availability and performance data from across the entire enterprise. Mercury System Availability Management, using SiteScope as its data collection engine, is based on a unique agentless architecture that enables centralized management, configuration, and management, which ultimately lowers the total cost of ownership.

•	Mercury Application Mapping provides real-time visibility into the dynamic relationships between enterprise applications and their underlying infrastructure. It continuously updates and maintains this topology map within a common relationship model, enabling customers to quickly assess business effect of IT issues. As a result, customers can reduce the costs and risks of managing new services and making changes to existing services.

•	Mercury End User Management proactively monitors application availability in real-time and from the end-user perspective, so customers can fix issues before end-users experience problems. It proactively emulates end-user business processes against applications on a 24x7 basis. Plus, it enables customers to assess business effect on real users across multiple domains and geographies, and manage end-user performance from a wide number of supported desktops, and handheld devices.

•	Mercury Diagnostics is our lifecycle application diagnostics solution for J2EE, .NET, and ERP/CRM environments. It can be used in both pre-production and production environments to find deep code and configuration level issues in enterprise applications environments, including intermittent problems, memory leaks, synchronization, deadlocks, and data dependent issues. In production, Mercury Diagnostics allows customers to manage, monitor, diagnose, and resolve critical application problems before they affect business or end-user performance.

•	Mercury Application Management Foundation (formerly Topaz Platform) offers an “agentless” monitoring architecture that includes our business process and end-user monitoring infrastructure, as well as an infrastructure monitoring solution. Key components include:

•	Mercury Business Process Monitor (formerly Topaz Business Process Monitor) proactively monitors enterprise applications in real-time and alerts IT Operations groups to performance problems before users experience them. Customers can monitor sites from various locations to accurately assess site performance from the perspective of different users.

•	Mercury Client Monitor (formerly Topaz Observer) gathers performance data directly from the client machine and measures the experience of real end-users as they utilize business processes. It provides unique client-monitoring capabilities to work through issues that affect inconsistently, and correlate them to failure points in the backend, network and all the way to the client’s “last mile” connection or even the desktop system itself, whether the user resides inside or outside the firewall.

•	Mercury Global Monitor (formerly Topaz Monitor) is the only solution that provides a monitoring infrastructure that allows a customer to gain insight into the end-user experience both inside and outside the firewall, from a single source. We maintain a network of host machines, or agents, to help our customers measure their end-user performance experience at any time, from anywhere.

•	Mercury Real User Monitor (formerly Topaz Prism) is a central solution for measuring the online experience of every user, from every location, all the time. With Real User Monitor, customers can quantify the business effect of performance problems and effectively prioritize resolution efforts. By providing visibility outside of the datacenter into all users, it enables customers to isolate inconsistent issues which affect individuals or groups of users.

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

Mercury Managed Services

Our managed services offerings are a critical part of our strategy to deliver rapid time to value for our customers. These services offer customers the choice to run our software in-house or have us provide them with an outsourced offering. By deploying our software as a service over the Internet, our managed services help our customers rapidly derive more value from their IT investments while minimizing costs and risks. Our managed services provide an infrastructure that consists of server farms, a robust infrastructure for managing data, and more than 300 agent machines located in more than 80 cities around the world. In addition, to help customers be successful in implementing our BTO products, our managed services can be augmented with on-going knowledge transfer from our professional services. We believe that offering our customers the choice of whether to run our software internally or have us provide it as a managed service is a significant competitive advantage over vendors who only offer one or the other option. As of December 31, 2004, our managed services organization consisted of 111 employees.

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

Our primary research and development facility is located near Tel Aviv, Israel. Performing research and development in Israel offers a lower cost structure than in the U.S. Operating in Israel has also allowed us to receive tax incentives from the government of Israel (see Note 13 to the consolidated financial statements for additional information regarding our income tax provision).

We also have engineering facilities in Boulder, Colorado; Bellevue, Washington; and Mountain View, California that were acquired in conjunction with our acquisitions of Freshwater in May 2001, Performant in May 2003, and Kintana in August 2003, respectively.

For the years ended December 31, 2004, 2003, and 2002, we incurred $82.1 million, $73.1 million, and $51.2 million in research and development expenses, including stock-based compensation expense of $8.2 million, $16.4 million, and $9.9 million, respectively. As discussed in Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements, previously reported stock-based compensation expense was adjusted as part of our restatement. As of December 31, 2004, our research and development organization consisted of 602 employees.

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

We believe that offering customers the option to license our software using term and subscription contracts provides us with a unique differentiator. Term and subscription licensing enable our customers to license the software they need for the time period they use it, while providing us with the opportunity to earn renewals and expand contracts over time.

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

We recognize revenue ratably for subscription contracts whose terms generally range from a period of one to three years. Recognized revenue from these contracts was $152.2 million, $98.8 million, and $53.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Our total deferred revenue balance was $413.8 million at December 31, 2004. This includes deferred revenue associated with (a) license fees that have been billed but were not recognizable as revenue at that time; (b) subscription contracts; and (c) maintenance contracts for which revenue is recognized ratably over the term of the maintenance period. We expect $102.2 million of this balance to be recognized as revenue in periods after 2005.

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

Financial Information About Geographical Areas

Financial information about geographical areas is included in Note 18 to the consolidated financial statements.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act). Therefore, we file periodic reports, proxy statements, and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy, and information statements and other information regarding issuers that file electronically.

You can access financial and other information on our website at www.mercury.com/us/company/ir/. We have made all reports and amendments to reports from December 31, 2002 to December 31, 2004 (other than the original filing of the Annual Report on Form 10-K for the year ended December 31, 2004 being amended by this amended Annual Report on Form 10-K/A) available on our website. We also make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 2.	Properties

In the second quarter of 2004, we moved into four buildings in Mountain View, California that we leased in October 2003. The four leased buildings, with a total square footage of approximately 253,000, became our new headquarters. Prior to the move, we were headquartered in Sunnyvale, California in four buildings that we owned with a total square footage of approximately 156,000. In January 2004, we sold two of the three vacant buildings in Sunnyvale, California with a total square footage of approximately 50,000. As of December 31, 2004, we owned two buildings with a total square footage of approximately 106,000. On January 7, 2005, we sold one of the two buildings in Sunnyvale, California that was vacant since April 2004 with a total square footage of approximately 55,000. In addition, we lease office buildings in other locations within the Americas. As of December 31, 2004, we leased approximately 171,000 square feet of office buildings in other locations within the Americas.

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

As of December 31, 2004, there were no material legal proceedings pending, other than routine litigation incidental to our business, to which we were a party or to which any of our properties was subject. It is common in our industry to experience legal disputes with customers, shareholders, partners, and/or employees. This type of legal action could significantly harm our business.

See Note 19, “Subsequent Events—Events Related to the Special Committee and Company Investigations and the Restatement,” (unaudited) of the Notes to Consolidated Financial Statements for more information about legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2004 to a vote of the holders of our common stock through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

(a) Market for Common Stock

As described in Note 19, “Subsequent Events (unaudited),” of the Notes to Consolidated Financial Statements, on January 3, 2006, we announced that our common stock was delisted from the NASDAQ National Market for noncompliance with the NASDAQ listing requirements and that our common stock would be traded on the Pink Sheets effective as of January 4, 2006.

As of December 31, 2004, our common stock was traded publicly on the NASDAQ National Market under the trading symbol “MERQ”. The following table presents, for the periods indicated, the high and low intra-day sale price per share of our common stock as reported on the NASDAQ National Market.

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

The following selected consolidated financial data has been restated and is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and our selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

	Year ended December 31,			Year ended December 31,
	2004	2003	2002	2001			2000
	(in thousands, except per share amounts)			(in thousands, except per share amounts)

	As restated (1)	As restated (1)	As restated (1)	As previously reported	Adjustments	As restated (1)	As previously reported	Adjustments	As restated (1)
Consolidated Statements of Operations Data:
Revenues:
License fees	$261,382	$200,839	$192,214	$203,817	$(189)	$203,628	$206,835	$(5)	$206,830
Subscription fees	152,199	98,824	52,970	32,783	50	32,833	9,265	4	9,269

Total product revenues	413,581	299,663	245,184	236,600	(139)	236,461	216,100	(1)	216,099
Maintenance fees	196,215	159,023	122,262	98,536	27	98,563	64,250	13	64,263
Professional service fees	76,275	47,519	32,507	25,864	43	25,907	26,650	(1)	26,649

Total revenues	686,071	506,205	399,953	361,000	(69)	360,931	307,000	11	307,011

Costs and expenses:
Cost of license and subscription (including stock-based compensation*)	41,799	34,432	27,327	23,915	(3,864)	20,051	15,626	8,873	24,499
Cost of maintenance (including stock-based compensation*)	17,898	17,731	14,597	10,712	2,378	13,090	4,969	8,893	13,862
Cost of professional services (including stock-based compensation*)	63,737	40,321	25,510	20,396	839	21,235	21,359	3,150	24,509
Cost of revenue—amortization of intangible assets	10,019	5,189	1,833	1,118	—	1,118	—	—	—
Marketing and selling (including stock-based compensation*)	335,867	303,865	216,546	183,680	(64,393)	119,287	147,077	133,024	280,101
Research and development (including stock-based compensation*)	82,122	73,096	51,197	41,276	5,433	46,709	35,282	12,584	47,866
General and administrative (including stock-based compensation*)	63,802	55,904	30,914	25,257	(127,082)	(101,825)	19,274	145,333	164,607
Acquisition-related expenses	900	11,968	—	—	—	—	—	—	—
Restructuring, integration, and other related expenses	3,088	3,389	(537)	5,361	—	5,361	—	—	—
Amortization of intangible assets	5,544	2,281	542	29,007	407	29,414	—	—	—
Excess facilities expense	8,943	16,882	—	—	—	—	—	—	—

Total costs and expenses	633,719	565,058	367,929	340,722	(186,282)	154,440	243,587	311,857	555,444

	Year ended December 31,			Year ended December 31,
	2004	2003	2002	2001			2000
	(in thousands, except per share amounts)			(in thousands, except per share amounts)

	As restated (1)	As restated (1)	As restated (1)	As previously reported	Adjustments	As restated (1)	As previously reported	Adjustments	As restated (1)
Income (loss) from operations	52,352	(58,853)	32,024	20,278	186,213	206,491	63,413	(311,846)	(248,433)
Interest income	38,210	34,399	34,941	36,981	(173)	36,808	30,526	(81)	30,445
Interest expense	(24,627)	(22,824)	(24,994)	(23,636)	(2,131)	(25,767)	(11,775)	(1,077)	(12,852)
Other income (expense), net	(1,261)	(4,907)	4,308	17,113	2,100	19,213	(1,289)	1,382	93

Income (loss) before provision for income taxes	64,674	(52,185)	46,279	50,736	186,009	236,745	80,875	(311,622)	(230,747)
Provision for income taxes	10,898	10,401	9,219	16,582	(5,226)	11,356	16,175	(10,578)	5,597

Net income (loss)	$53,776	$(62,586)	$37,060	$34,154	$191,235	$225,389	$64,700	$(301,044)	$(236,344)

Net income (loss) per share—basic	$0.61	$(0.72)	$0.45	$0.41	$2.36	$2.77	$0.81	$(3.80)	$(2.99)

Net income (loss) per share—diluted (2)	$0.53	$(0.72)	$0.42	$0.39	$2.18	$2.57	$0.73	$(3.72)	$(2.99)

Weighted average common shares—basic	87,668	86,609	82,712	82,559	(1,159)	81,400	79,927	(865)	79,062

Weighted average common shares and equivalents—diluted (2)	103,237	86,609	87,214	88,567	(912)	87,655	88,745	(9,683)	79,062

* Stock-based compensation:
Cost of license and subscription	$1,201	$5,073	$2,517	$—	$(3,864)	$(3,864)	$—	$8,873	$8,873
Cost of maintenance	1,725	5,433	2,926	—	2,378	2,378	—	8,893	8,893
Cost of professional services	798	3,180	1,174	—	838	838	—	3,143	3,143
Marketing and selling	16,305	60,425	22,736	998	(64,629)	(63,631)	—	132,602	132,602
Research and development	8,199	16,404	9,906	550	5,433	5,983	—	12,584	12,584
General and administrative	6,232	15,148	(850)	451	(127,659)	(127,208)	—	144,964	144,964

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$630,321	$717,360	$527,246	$427,781	$—	$427,781	$628,743	$—	$628,743
Working capital	389,660	515,739	370,113	342,724	(4,090)	338,634	556,821	(10,572)	546,249
Total assets	2,013,481	1,983,720	1,081,457	927,625	(1,711)	925,914	976,375	(168)	976,207
Convertible notes	804,483	811,159	316,972	377,480	—	377,480	500,000	—	500,000
Stockholders’ equity	563,892	697,715	453,637	354,345	(1,081)	353,264	303,032	(792)	302,240

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
(2)	Diluted net income per share and diluted common shares and equivalents for 2004 include the effect of common stock issuable upon the conversion of the Zero Coupon Senior Convertible Notes due 2008 issued in 2003. The 2003 diluted net income per share has been retroactively adjusted to reflect the adoption of Emerging Issue Task Force No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. In the event of a loss, EITF 04-08 is not applicable as the shares would be considered anti-dilutive. See Note 1, “Our Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements for the computations of basic and diluted net income per share for these periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors”. Our business and the associated risks may have changed since the date this report was originally filed with the SEC, and we undertake no obligation to update these forward-looking statements. Further, except for the forward-looking statements included in Item 9A, “Controls and Procedures” and under the heading “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings” under this Item 7, all forward-looking statements contained in this amended Annual Report on Form 10-K/A, unless they are specifically otherwise stated to be made as of a different date, are made as of March 14, 2005, the original filing date of our Annual Report on Form 10-K for the year ended December 31, 2004. In addition, except for the sections of this Form 10-K/A entitled “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings” (included in this Item 7), Item 9A, “Controls and Procedures,” and Note 3 and Note 19 (unaudited) of the Notes to Consolidated Financial Statements, this Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K filed on March 14, 2005 other than the restatement, and we undertake no obligation to update the forward-looking statements in this Annual Report on Form 10-K/A.

The discussion and analysis set forth below in this Item 7 has been amended to reflect the restatement as described above in the Explanatory Note to this amended Annual Report on Form 10-K/A and in Note 3, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports.

Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings

Restatement of Consolidated Financial Statements

In November 2004, the Company was contacted by the Securities and Exchange Commission (“SEC”) as part of an informal inquiry entitled In the Matter of Certain Option Grants (SEC File No. MHO-9858). The Company voluntarily produced documents in response to this request, which was followed by an additional document request by the SEC in April 2005. In June 2005, in the course of responding to the SEC’s inquiry, we determined that there were potential problems with the dating and pricing of stock option grants and with the accounting for these option grants.

Our Board of Directors promptly formed a Special Committee of disinterested directors with broad authority to investigate and address the Company’s past stock option practices. The Special Committee was composed of two disinterested members of our Board of Directors and Audit Committee, Clyde Ostler and Brad Boston. The Special Committee retained the law firm of O’Melveny & Myers LLP as its independent outside counsel. O’Melveny & Myers LLP hired Ernst & Young LLP as independent accounting experts to aid in its investigation. In August 2005, the Special Committee concluded that the actual dates of determination for certain past stock option grants differed from the originally stated grant dates for such awards. Because the prices at the originally stated grant dates were lower than the prices on the actual dates of the determination, we determined we should have recognized material amounts of stock-based compensation expense which were not previously accounted for in our previously issued financial statements. Therefore, we concluded that our previously filed unaudited interim and audited annual consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, as well as the unaudited interim financial statements for the first quarter ended March 31, 2005, should no longer be relied upon because these financial statements contained misstatements and would need to be restated. In October 2005, we disclosed that the SEC inquiry had been converted to a formal investigation.

On November 2, 2005, we announced that the Special Committee had made certain determinations as a result of its review, and that our Board of Directors had accepted the resignations of our then CEO, CFO and General Counsel (“Prior Management”). As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we have recorded additional stock-based compensation expense for the vast majority of our stock option grants made from January 1996 through April 2002, and have accounted for stock options exercisable or exercised with promissory notes as variable rather than fixed awards. We have restated our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and the selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, to correctly account for: (a) stock option grants and exercises for which the Special Committee determined that the actual grant or exercise date for accounting purposes was different from the stated grant or exercise date; (b) stock option grants that were made to persons before they became employees; (c) modifications of stock options for employees in transition or advisory roles; (d) modifications to stock options resulting from administrative or processing errors, primarily relating to active employment status; and (e) stock options exercised or exercisable with promissory notes deemed to be non-recourse for accounting purposes, including options issued to certain executive officers. We also have restated previously reported interest receivable and interest income from such promissory notes to reflect such amounts as components of stockholders’ equity, as opposed to assets and income.

In connection with the restatement, we and the Special Committee conducted certain recertification procedures as part of the process of determining if there was evidence which would prevent current management from relying upon the work performed by the accounting, finance and legal personnel, excluding Prior Management, as it relates to fiscal years 2004, 2003 and 2002 and the extent to which the Company’s prior accounting and controls for non-stock option related matters can be relied upon for purposes of the preparation and certification of the restated consolidated financial statements. In this process, and our internal review of other accounting items relating to transactions occurring in fiscal years 2004, 2003 and 2002, we identified certain other errors in accounting determinations and judgments which, although immaterial, have been reflected in the restated consolidated financial statements. These include: an error in an overstatement of the amount of sales commissions that should be recorded as deferred commissions in our consolidated balance sheets, several specific instances of incomplete sales order documentation, subsequent modification to terms, conditions and product deliverables of previously recorded revenue transactions and instances of expense timing and expense accrual adjustments.

We have also recorded tax-related adjustments. We recorded a tax liability in connection with the disqualification of ISO tax treatment for certain stock options. We have increased withholding tax liabilities due to an ESPP administrative error. We also determined that we failed to properly withhold the appropriate employment taxes associated with Canadian employee ESPP purchases and stock option exercises and have recorded a tax liability as a result. We were unable to record additional deferred tax assets related to stock-based compensation in accordance with limits required under section 162(m) of the Internal Revenue Code on certain executive compensation and reduced our available tax net operating loss carry-forwards arising from certain exercised stock options for periods through December 31, 2004 because of this section 162(m) limitation.

As a result of the findings described above, our restated consolidated financial statements reflect a decrease in income before provision for taxes of approximately $566.7 million for the periods 1992 through December 31, 2004, consisting principally of non-cash adjustments to stock-based compensation expense resulting from the stock option grant and exercise practices discussed above. These expenses are reflected as a decrease to retained earnings (net of income tax effects) in the opening balance sheet for 2002 of approximately $362.3 million reflecting adjustments from 1992 to 2001. Adjustments are also reported in our consolidated statements of operations in subsequent periods based on the accounting treatment for exercises, modifications, loan repayments and expenses recognized over the remaining option vesting periods. These accounting adjustments relating to stock options are not based on the benefits realized by individuals on exercise of stock options.

We have increased (decreased) previously reported net income by an aggregate amount of $(30.8) million, $(104.1) million, $(28.1) million, $191.2 million and $(301.0) million for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. The adjustments increased (reduced) previously reported diluted earnings per common share by $(0.30), $(1.13), $(0.32), $2.18 and $(3.72) for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. The cumulative effect of the restatement adjustments on our consolidated balance sheet at December 31, 2004 resulted in an increase in the accumulated deficit offset by a corresponding increase in additional paid-in capital and unearned stock-based compensation which results in a net decrease in total stockholders’ equity of $17.1 million. The adjustments reduced retained earnings as of December 31, 2001 from $155.7 million to an accumulated deficit of $206.6 million, and reduced retained earnings as of December 31, 2004 from $347.1 million to an accumulated deficit of $178.3 million.

Special Committee and Company Findings

As disclosed above, our Board of Directors appointed a Special Committee, consisting of disinterested members of the Audit Committee to review the Company’s past stock option practices. As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we have determined the following:

•	We did not maintain controls adequate to prevent or detect instances of intentional override of or intervention with our controls or intentional misconduct by certain former members of senior management. This lack of an effective control environment permitted certain former members of senior management (including Prior Management) to deliberately override certain controls between 1992 through March 31, 2005 resulting in certain transactions not being properly accounted for in the Company’s consolidated financial statements and the need to restate certain of our previously issued financial statements. Each of these former members of our senior management appears to have also personally benefited from these practices. In addition, a $1.0 million loan to our former CEO in 1999 (which has since been repaid) lacked documentation supporting its approval by the Board of Directors and was referred to in some of our public filings, but was not clearly disclosed. Our former CEO, CFO and General Counsel are no longer employed by us.

•	From 1994 through the quarter ended March 31, 2005, there were fifty-four instances (including twenty-four grants approved by the Board or the Compensation Committee) in which the exercise price of stock options was established based on a stated grant date that differed from the date on which the option appeared to have been actually granted. In almost every such instance, the price of our common stock on the actual approval date for the grant was higher than the price of our common stock on the stated grant date. The misdating occurred with respect to grants to all levels of employees, and these instances represent the vast majority of grants between January 1996 and April 2002. Intentional selection of a favorable price for stock option grants appears to have largely ended in or about April 2002, at which time we began to follow enhanced compliance processes for grants, including a consistent monthly schedule for grants to newly hired employees.

•	The members of Prior Management were each aware of and, to varying degrees, participated in the practices described above. The Special Committee also found that questions should have been raised in the minds of the Compensation Committee members from 1998 to 2002 (who included present directors Igal Kohavi, Yair Shamir and Giora Yaron) as to whether grants they approved were properly dated. The Special Committee also concluded that it appears that the Compensation Committee members reasonably, but mistakenly, relied on certain former members of senior management to prepare the proper documentation for the option grants and to account for the options properly.

•	From 1998 through the quarter ended March 31, 2005, we had not consistently adhered to the terms of legal documentation for stock options exercisable or exercised with promissory notes, including exercises by certain executive officers. These included instances in which interest and/or principal was forgiven, the term of and collateral for the notes were subsequently modified, and additional principal was added to the note without requiring additional collateral. Additionally, these notes were secured only by the stock issued without any evidence that the Company would exercise its rights to enforce collection of amounts due under the note against other assets of the borrowers. The accumulation, over time, of substantive lack of adherence to the legal terms of these notes that we identified in our review led us to determine that the notes should be deemed non-recourse in nature for accounting purposes.

•	From 1997 through the quarter ended March 31, 2005, we had not maintained accurate documentation, and had not properly accounted for stock-based compensation expense, for stock options issued to or modified for certain individuals who held consulting, transition or advisory roles with us either preceding or following their full-time employment with us. These included instances of continued vesting after an individual was no longer required to provide substantive services, or after an individual converted from an employee to a consultant or advisory role, continued vesting during an extended leave of absence, as well as individual extensions of option termination dates.

•	On several occasions between 1998 and 2001, exercise dates for options exercised by certain executives appear to have been incorrectly reported. In each case, the price of our common stock was substantially lower on the reported exercise date than on the date the option was actually exercised. The reporting of such incorrect dates ordinarily would have had the effect of significantly reducing the individuals’ taxable income, resulting in underreported liabilities for withholding taxes and exposing us to possible penalties for failure to pay such withholding taxes.

In connection with the restatement, we and the Special Committee also conducted certain investigative procedures to determine whether current management could continue to rely upon the work performed by the accounting, finance and legal personnel, excluding Prior Management, as it relates to fiscal years 2004, 2003 and 2002, and the extent to which the Company’s prior accounting and controls for non-stock option related matters could be relied upon for purposes of the preparation and certification of the restated consolidated financial statements. The investigation included a search of the e-mail records of current and former employees who previously provided representations that formed the basis of our prior financial reporting or have held key positions in our management structure, using over 175 search terms chosen to identify potential issues (other than stock option issues) that might affect the Company’s prior financial statements. The search process yielded over two million documents which were reviewed to identify potential issues. E-mails that raised concerns were subject to further investigation and resolution by the Company and the Special Committee. In addition, current and former employees were interviewed by the Special Committee’s outside counsel to determine whether there were additional issues relating to the integrity of the restated consolidated financial statements not captured in the e-mail review.

These recertification procedures identified several instances in which other established controls appear to have been deliberately overridden between 1997 and early 2002 to permit certain former members of senior management (including our then CEO Amnon Landan and then CFO Sharlene Abrams) at times to manage or influence the timing of quarter-end shipments and influence the timing and level at which certain expense items and accruals were recorded to achieve a desired consistency of reported financial results. While the practice of influencing quarter-end shipments did not result in any misstatements of reported financial results or the need for any accounting adjustment, the lack of public disclosure of this practice was improper. In addition, the recertification procedures identified what appears to have been several instances of efforts to influence the timing and level at which certain expense items and accruals were recorded. These activities did not result in additional adjustments to the restated consolidated financial statements contained within this Form 10-K/A because they occurred in periods prior to the year ended December 31, 2002 and related principally to the timing of transactions.

As discussed above, our Special Committee determined that a $1.0 million loan made in 1999 to our former CEO (which has since been repaid) lacked appropriate documentation including approval by the Board of

Directors. This loan was referred to in several of our periodic public filings but not all of its significant terms were clearly and completely disclosed. In addition, we identified certain inappropriate expense reimbursements that were made to our former CEO.

In addition, through our recertification efforts, we also identified certain other errors in accounting determinations and judgments relating to transactions occurring in years 2004, 2003 and 2002 which, although immaterial, have been reflected in the restated consolidated financial statements.

Remedial Measures

It is important to note that based on the additional procedures performed as part of the Company’s restatement of its financial statements, current management has concluded that important improvements were made to the control environment commencing in mid-2002, including: (i) an improved commitment to competency manifested by the hiring of more experienced and senior finance and legal personnel, (ii) the implementation of additional financial controls that enhanced independent judgment and review, including as appropriate segregation of duties and increased employee responsibility and accountability for the completeness of the Company’s disclosures, (iii) the establishment of processes and procedures to increase communications between the financial reporting and accounting functions and senior management, including our Audit Committee, and (iv) instituting a formal code of conduct and whistle-blower policy. While we believe that the improvements made to our control environment after mid-2002, if viewed on a stand-alone basis, would be sufficient for an adequate control environment in areas other than stock-based compensation and the intentional override of controls by Prior Management, the fact that the Prior Management continued in their respective roles and in some instances exercised the ability to override stock option controls and proper accounting treatment during 2004, leads us to conclude that the material weaknesses described in Item 9A, “Controls and Procedures” existed as of December 31, 2004.

Management is committed to remediating the material weaknesses identified above by implementing changes to the Company’s internal control over financial reporting. Management along with our Board of Directors has implemented, or is in the process of implementing, the following changes to the Company’s internal control systems and procedures:

•	After reviewing the results of the investigation to date, our Board of Directors determined that it would be appropriate to accept the resignations of our then CEO, CFO and General Counsel. Our Board of Directors has since appointed a new Chief Executive Officer, a new Chief Financial Officer and a new General Counsel, who together with other members of our senior management are committed to achieving transparency through effective corporate governance, a strong control environment, the business standards reflected in our Code of Business Conduct and Ethics, and financial reporting and disclosure completeness and integrity.

•	We have established an Internal Audit function, which reports to our Audit Committee, and created the role of the Chief Compliance Officer. Through these functions we will implement enhancements to our independent monitoring of controls and expanded education, compliance training and review programs to strengthen employees’ competency, independent judgment and intolerance for questionable practices and emphasize the importance of improved communication among the Company’s various internal departments and regional operations - focused initially on the identified control weaknesses, but over time with a commitment to make efforts to continuously improve our broader control environment.

•	We have changed our stock-based compensation transaction procedures and approval policies to require additional and more systematic authorization to ensure that all stock option transactions adhere to the Company’s approved plans and stated policies, and that all such transactions are reflected in the Company’s stock administration systems and have appropriate supporting documentation. In addition, we have modified the CEO expense reimbursement and other CEO payment procedures to be consistent with our standard control practices and subject to periodic review by our Internal Audit function.

•	Our Board of Directors has adopted certain further enhancements to our corporate governance and oversight, including a formal separation of the roles of Chairman and CEO, strengthening the independence of our Board of Directors by adding two additional independent members to provide additional expertise and independence, reconstituting the membership of our Board Committees and making available additional advisory resources available to our Board of Directors and its committees, including the Compensation Committee.

Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

Related Proceedings

Regulatory Inquiries. We announced on October 4, 2005 that the informal inquiry initiated by the SEC in November 2004 had been converted to a formal investigation. We continue to fully cooperate with the SEC, and have provided the staff with extensive documentation relating to the Special Committee’s and our findings discussed above. The SEC inquiry is ongoing. We do not know the remedial or monetary terms which the SEC may seek.

On June 23, 2006, the SEC Staff, as part of the “Wells” process by which the SEC Staff affords individuals and companies the opportunity to present their views regarding potential action by the SEC, advised counsel for directors Igal Kohavi, Yair Shamir and Giora Yaron that the SEC Staff is considering recommending that the Commission file a civil enforcement proceeding against each of these directors under applicable provisions of the federal securities laws. If charges are brought, the SEC may seek a permanent injunction against further violations of the securities laws, an order permanently barring these directors from serving as officers or directors of any SEC registered company, and civil monetary penalties. The charges under consideration would allege that each of these directors knew or should have known about the manipulation of grant dates and that each knew, or was reckless in not knowing, the impact that option backdating would have on our financial results. The directors have advised the SEC Staff that they intend to file a Wells submission arguing that they did not violate the federal securities laws, that they did not participate in or know of option backdating, and that the charges under consideration are legally and factually without basis. Former officers are likely to receive or have received similar Wells notices. As described above, the formal SEC investigation of the Company is continuing. In light of the Wells notice, the aforementioned directors have offered to withdraw from their respective positions on the applicable committees of the Company’s Board of Directors, and the Board has accepted that offer.

We have been responding to inquiries and providing information and documents relating to stock option matters to the Internal Revenue Service and the United States Department of Justice. We have provided information relating to findings with tax implications to the Internal Revenue Service, and are presently discussing possible settlement terms. We are also cooperating fully with the Department of Justice and intend to continue to do so.

There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or foreign regulatory agencies.

Class Action Lawsuits. As a result of the Special Committee investigation, we announced in August 2005 that we would be required to restate certain financial statements. Beginning on or about August 19, 2005, several securities class action complaints were filed against us and certain of our current and former officers and directors, on behalf of purchasers of our stock from October 2003 to November 2005. These class action lawsuits are consolidated in the U.S. District Court for the Northern District of California as In re Mercury Interactive Corporation Securities Litigation, Case No. C05-3395. The original actions were Archdiocese of Milwaukee Supporting Fund, Inc. v. Mercury Interactive, et al. (Case No. C05-3395), Johnson v. Mercury Interactive, et al. (Case No. 05-3864), Munao v. Mercury Interactive, et al. (Case No. C05-4031), and Public Employees’ Retirement System of Mississippi v. Mercury Interactive, et al. (Case No. 05-5157). The securities class action complaints allege, among other things, violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints generally allege that we and the individual defendants made false or misleading public statements regarding our business and operations, and seek unspecified monetary damages and other relief against the defendants. On May 5, 2006, the Court appointed the Mercury Pension Fund Group, represented by Labaton Sucharow & Rudoff LLP and Glancy Binkow & Goldberg LLP, as lead plaintiff and counsel. The parties stipulated, and the Court approved, a briefing schedule by which the consolidated amended complaint will be filed between August 7, 2006 and September 5, 2006.

Derivative Lawsuits. Beginning on or about October 14, 2005, several derivative actions were also filed against certain current and former directors and officers. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re Mercury Interactive Corporation Derivative Litigation, Lead Case No. 05-3395, which consolidates Korhely v. Boston, et al. (Case No. 05-4642), Gupta v. Boston, et al. (Case No. 05-4685), Casey v. Landan, et al. (Case No. 05-4690), Selig v. Landan, et al. (Case No. 05-4703) and City of New Orleans Employees’ Retirement System v. Landan, et al. (Case No. 05-4704); (2) California Superior Court, Santa Clara County, as In re Mercury Interactive Corporation Shareholder Derivative Litigation, Lead Case No. 1-05-CV-050710, which consolidates Conrardy v. Landan, et al. (Case No. 1-05-CV-050710), and Morillo v. Landan, et al. (Case No. 1-05-CV-051923); and (3) the Delaware Court of Chancery, as Schwartz v. Landan, et al. (Case No. Civ A 1755-N), and Cropper v. Landan, et al. (Case No. Civ A. 1938-N). The complaints allege that certain of our current and former directors and officers breached their fiduciary duties to us by engaging in alleged wrongful conduct complained of in the securities class action litigation described above. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery.

In February 2006, our Board of Directors appointed a Special Litigation Committee, consisting of two independent Board members, authorized to conduct an independent review and investigation of issues relating to these derivative matters, take any action, including the filing and prosecution of litigation on our behalf, that the Special Litigation Committee deems in our interests, and recommend to our Board any other appropriate action that we should take with respect to the derivative matters.

On June 7, 2006, we announced that the Special Litigation Committee issued a report which made the following determinations: (i) the claims against Amnon Landan should be pursued by the Company using counsel retained by the Company; (ii) recommended that the Special Committee declare void Mr. Landan’s vested and unexercised options to the extent such options are found by the Special Committee to have been dated improperly; (iii) the derivative claims asserted against former Chief Operating Officer Ken Klein, former Chief Financial Officer Doug Smith and former General Counsel Susan Skaer should be pursued by a shareholder plaintiff in the context of the derivative action in the Santa Clara County Superior Court, rather than in the Delaware Chancery Court or the Northern District of California; (iv) the derivative claims against non- management directors Giora Yaron, Igal Kohavi and Yair Shamir should be dismissed because the Special Litigation Committee determined that the derivative claims against Dr. Yaron, Dr. Kohavi and Mr. Shamir will fail in the face of the provisions of the Company’s Certificate of Incorporation and the Delaware General Corporation Law which would permit damages claims against them only for breach of their duty of loyalty or for actions taken in bad faith; (v) the derivative claims against current CEO and director Tony Zingale, outside directors Clyde Ostler and Brad Boston, and former principal accounting officer Bryan LeBlanc should be dismissed because none of these individuals was affiliated with us at the time of the principal events at issue; and (vi) the derivative claims against our independent registered public accounting firm, PricewaterhouseCoopers LLP, should be stayed at least six additional months. Also on June 7, 2006, we announced that the Special Committee determined to follow the Special Litigation Committee’s recommendation and declared void and cancelled an aggregate of 2,625,416 vested and unexercised options granted to Mr. Landan between 1997 and 2002.

On June 8, 2006 we filed a motion in the Santa Clara Superior Court seeking to implement the Special Litigation Committee’s conclusions. The motion is set for hearing on July 14, 2006. We also filed motions seeking to dismiss or stay the derivative actions pending in the Delaware Chancery Court in favor of the California state court derivative litigation. The Delaware motions are likely to be set for hearing in early

September 2006. Pursuant to a stipulation of the parties, which was approved by the Court, the derivative action pending in the Northern District of California was stayed pending resolution of the California state court derivative litigation.

Section 16(b) Litigation: On May 5, 2006, a shareholder derivative lawsuit was filed against certain current and former officers and directors in the U.S. District Court for the Northern District of California, Klein v. Landan, et al., No. 06-2971 (JF). This action alleges that defendants violated Section 16(b) (the short-swing profits provision) of the Securities Exchange Act of 1934. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The individual defendants must respond to the complaint by July 21, 2006.

On June 9, 2006, our Board of Directors received a shareholder letter demanding that the Company bring suit for alleged Section 16(b) violations against a different group of current and former officers. If the Board does not comply with the demand letter by August 8, the shareholder may initiate an action on Mercury’s behalf.

NASDAQ Delisting. In August 2005, we failed to timely file our Form 10-Q for the period ended June 30, 2005 as a result of the ongoing Special Committee investigation. This failure to file caused us to violate a NASDAQ listing requirement. On January 3, 2006, we announced that our common stock was delisted from The NASDAQ National Market as a result of our noncompliance with the NASDAQ listing requirements; effective as of January 4, 2006, our common stock has been traded on the Pink Sheets. We can provide no assurance that we will be successful in re-listing the Company’s securities on a national securities market or exchange.

Amendments to Terms of Our 2000 Notes and Our 2003 Notes. As a result of our failure to file our Form 10-Q for the period ended June 30, 2005, we violated provisions of the indentures related to our 4.75% Convertible Subordinated Notes due July 1, 2007 issued in 2000 (2000 Notes) and our Zero Coupon Senior Convertible Notes due 2008 issued in 2003 (2003 Notes; and, together with the 2000 Notes, the Notes) that require us to furnish such information promptly to the trustee for the Notes. On August 26, 2005 we received from the trustee a notice of default on the Notes. On October 26, 2005, we announced that holders of a majority of each series of the Notes had submitted consents which waived, until March 31, 2006, any default or events of default under the indentures arising out of our failure to timely file with the SEC and provide to the trustee those reports required to be filed under the Exchange Act (Report Defaults). In consideration for the waiver, we (1) paid to the consenting holders of the 2000 Notes a consent fee of $25.00 for each $1,000 principal amount of 2000 Notes, resulting in a $7.1 million payment, and (2) entered into a supplement to the indenture governing the 2003 Notes, pursuant to which we will be required to repurchase the 2003 Notes, at the option of the holder, on November 30, 2006 at a repurchase price equal to 107.25% of the principal amount. If this put option is exercised by all holders, we will be required to pay the face value and an additional $36.3 million to the 2003 Note holders on that date.

Because we failed to file our SEC reports by March 31, 2006, as required by the waivers we obtained in October 2005, on April 21, 2006 we solicited additional consents from the holders of the Notes requesting a waiver until the stated maturity of the 2000 Notes and the 2003 Notes, as applicable, of any Report Defaults. On May 4, 2006, we announced that, as of May 3, 2006, holders of a majority of each series of the Notes had submitted consents and therefore the Report Defaults were waived for all holders. In consideration for the waiver, we entered into (1) a supplement to the Indenture governing the 2000 Notes requiring us to repurchase the 2000 Notes at the option of the holder on March 1, 2007 at a repurchase price equal to 101.3% of the principal amount of the 2000 Notes, together with accrued and unpaid interest, if any, and providing that any 2000 Notes redeemed pursuant to Article XI of the Indenture during the period from July 1, 2006 through March 5, 2007 shall be at a redemption price of 101.3% of the principal amount of the 2000 Notes, together with accrued and unpaid interest, if any, to the redemption date; and (2) a supplement to the Indenture governing the 2003 Notes requiring us to repurchase the 2003 Notes at the option of the holder on October 31, 2006 (in addition to the existing optional put date of November 30, 2006) at a repurchase price equal to 107.25% of the principal amount of the 2003 Notes. If these put options are exercised by all holders of both series of Notes, we will be required to pay the face value of the Notes and an additional $36.3 million to the holders of the 2003 Notes on October 31, 2006 or November 30, 2006 and $3.9 million to the holders of the 2000 Notes on March 1, 2007.

Costs of Restatement and Legal Activities. We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our internal review of our historical financial statements, the preparation of the restated financial statements, the SEC investigation and inquiries from other government agencies, the related class action and derivative litigation, and the amendments to the terms of our Notes as a result of our failure to timely file our Exchange Act reports with the SEC and the trustee for the Notes. Excluding the $40.2 million that we will be required to pay to the holders of both series of Notes in addition to the face value of the Notes in the event all holders of both series of Notes exercise their put options, we estimate these expenses to date to be in excess of $70 million in aggregate through the quarter ended March 31, 2006. We expect to continue to incur significant expense in connection with these matters.

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

We have aligned our enterprise software business model with the way we believe customers want to license and deploy enterprise software today. We believe our customers value a choice between perpetual software licenses and flexible term or subscription based contracts. Customers have the choice between running our software in-house or having software delivered as a hosted or managed service. Our enterprise software business model enables our customers to license the right software, for the right period of time, and have it deployed the right way—while giving us the right financial incentives to expand and/or renew our relationships with customers.

We believe that the success of our model can be seen in our financial results which include significant growth in revenue and deferred revenue. To understand our financial results, it is important to understand our business model and its effect on the consolidated statements of operations and the consolidated balance sheets. We continue to offer many of our products, including a majority of our IT governance products and our application delivery products, on a perpetual license basis. We have in the past expanded the number of offerings structured as subscription based contracts. The majority of these subscription contracts are required to be recorded initially as deferred revenue in the consolidated balance sheets and then recognized in subsequent periods over the term of the contract as subscription revenue in our consolidated statements of operations (see below under Business Model). Therefore, to understand the full growth of our business, one must look at both revenue and the change in deferred revenue.

Business Model

Revenue consists of fees for the license and subscription of our software products, maintenance fees, and professional service fees. License revenue consists of license fees charged for the use of our products under perpetual or multiple-year arrangements in which the license fee is separately determinable from undelivered items such as maintenance and/or professional services. Subscription revenue, including managed service revenue, consists of license fees to use one or more software products, and to receive maintenance support (such as customer support and product updates) for a limited period of time. Since subscription licenses include bundled products and services, which are sold as a combined offering and for which the value of the license fee is not separately determinable from maintenance, both product and service revenue is generally recognized ratably over the term of the subscription. Maintenance revenue consists of fees charged for post-contract customer support, which are determinable based upon substantive renewal rates quoted in the contracts and, in the absence of stated renewal rates, upon the fair market value established by separate sales of renewals to other customers. Professional service revenue consists of fees charged for product training and consulting services, the fair value of which is determinable based upon separate sales of these services to other customers without the bundling of other elements.

Due to the different treatment of subscription and perpetual licenses under applicable accounting rules, each type of license has a different effect on our consolidated financial statements. When a customer purchases a subscription license, the majority of the revenue will be recorded as deferred revenue in our consolidated balance sheets. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized as revenue. Deferred revenue is reduced as revenue is recognized. Under perpetual licenses (and some multiple-year arrangements for which separate vendor specific objective evidence of fair value exists for undelivered elements), all license revenue is recognized in the quarter that the product is delivered, with only the remaining term of maintenance revenue recorded as deferred revenue. Vendor specific objective evidence of fair value is established by the price charged when that element is sold separately. Therefore, an order for a subscription license, or a perpetual license bundled with a subscription license, will result in significantly lower current-period revenue than an equal-sized order under a perpetual license. Conversely, an order for a subscription license will result in higher revenues recognized in future periods than an equal-sized order for a perpetual license. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then generally the two become bundled together and the related revenue is recognized ratably over the term of the contract.

Our product revenues in any given quarter are dependent upon the volume of perpetual license orders delivered during the current quarter and the amount of subscription revenue amortized from deferred revenue from prior quarters and, to a small degree, revenue recognized on subscription orders received during the current quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of perpetual licenses and subscription licenses. The mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets. Conversely, if our overall level of orders is below the target level but our license mix is above our targets (if we deliver more-than-expected perpetual licenses), our revenues may still meet or even exceed our revenue targets. Our ability to achieve our revenue targets is also affected by the mix of domestic and international sales, together with fluctuations in foreign exchange rates. If there is an increase in value of other currencies relative to the U.S. dollar, our revenues from international sales may be positively affected. On the other hand, if there is a decrease in value of other currencies relative to the U.S. dollar, our revenues from international sales may be negatively affected.

Cost of license and subscription includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation, production personnel, and outsourcing services. It also includes costs associated with our managed services business, including personnel-related costs, fees to providers of internet bandwidth and the related infrastructure, and depreciation expense of managed services equipment. We have not separately presented the costs associated with license and subscription because these costs cannot be reasonably allocated between license and subscription cost of revenue. Cost of maintenance includes direct costs of providing product customer support, largely consisting of personnel-related costs, and the cost of providing upgrades to our customers. Cost of professional services includes direct costs of providing product training and consulting, largely consisting of personnel-related costs and costs of outsourcing service. License and subscription, maintenance, and professional services costs also include allocated facility expenses and allocated IT infrastructure expenses. Cost of revenue also includes a portion of amortization expenses for intangible assets that are associated with our current products. These amortization expenses have been recorded as “Cost of revenue—amortization of intangible assets” in our consolidated statements of operations.

Costs associated with subscription licenses, which include the cost of products and services, are expensed as incurred over the subscription term. In addition, we defer a portion of our commission expense related to subscription licenses and maintenance contracts and amortize the expense over the term of the subscription or maintenance contract. See “Critical Accounting Policies and Estimates” for a full description of our estimation process for valuation allowances, accrued liabilities and deferred commissions.

Results of Operations

The following table presents, as a percentage of total revenues, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of operating results for any future period.

	Year ended December 31,
	2004	2003	2002
	(as restated) (1)	(as restated) (1)	(as restated) (1)
Revenues:
License fees	38%	40%	48%
Subscription fees	22	20	13

Total product revenues	60	60	61
Maintenance fees	29	31	31
Professional service fees	11	9	8

Total revenues	100	100	100

Costs and expenses:
Cost of license and subscription (including stock-based compensation)	6	7	7
Cost of maintenance (including stock-based compensation)	3	4	4
Cost of professional services (including stock-based compensation)	9	8	6
Cost of revenue—amortization of intangible assets	2	1	—
Marketing and selling (including stock-based compensation)	49	60	54
Research and development (including stock-based compensation)	12	14	13
General and administrative (including stock-based compensation)	9	11	8
Acquisition-related expenses	—	2	—
Restructuring, integration, and other related expenses	—	1	—
Amortization of intangible assets	1	1	—
Excess facilities expense	1	3	—

Total costs and expenses	92	112	92

Income (loss) from operations	8	(12)	8
Interest income	6	7	8
Interest expense	(4)	(4)	(6)
Other income (expense), net	—	(1)	1

Income (loss) before provision for income taxes	10	(10)	11
Provision for income taxes	2	2	2

Net income (loss)	8	(12)	9

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Revenues

The following table presents license fees, subscription fees, maintenance fees and professional service fees for the periods indicated (in thousands, except percentages):

	Year ended December 31,		Increase		Year ended December 31,		Increase
	2004	2003	in Dollars	in Percentage	2003	2002	in Dollars	in Percentage
	(as restated) (1)	(as restated) (1)			(as restated) (1)	(as restated) (1)
Revenues:
License fees	$261,382	$200,839	$60,543	30%	$200,839	$192,214	$8,625	4%
Subscription fees	152,199	98,824	53,375	54%	98,824	52,970	45,854	87%
Maintenance fees	196,215	159,023	37,192	23%	159,023	122,262	36,761	30%
Professional service fees	76,275	47,519	28,756	61%	47,519	32,507	15,012	46%

Total revenues	$686,071	$506,205	$179,866	36%	$506,205	$399,953	$106,252	27%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

License fees

The increase in license fees for the year ended December 31, 2004 was primarily due to an increase in license sales of application delivery products of $29.0 million, as well as an increase in IT governance license sales of $19.4 million and an increase in application management license sales of $12.1 million. We expect our license fees to increase in absolute dollars for fiscal year 2005.

The increase in license fees for the year ended December 31, 2003 was primarily attributable to the sale of IT governance products acquired through our acquisition of Kintana in 2003 and an increase of $2.7 million in application management license fees. IT governance license fees were $7.6 million in 2003. The increase in license fees was partially offset by a decrease of $1.7 million in application delivery license fees due to more customers licensing these products on a subscription basis.

Subscription fees

The increase in subscription fees for the year ended December 31, 2004 was primarily due to a continuous growth in subscription license sales of application delivery products and an increase over the past two years in subscription license sales of our application management products. Our application management products are mainly offered on a subscription basis. The increase in subscription license sales of application delivery products was $30.7 million and in application management products was $20.9 million. The increase was also attributable to an increase in IT governance subscription license sales of $1.8 million. In the event that more customers license our products on a subscription basis, we expect our subscription fees to increase in absolute dollars for fiscal year 2005.

The increase in subscription fees for the year ended December 31, 2003 was primarily attributable to an increase in subscription license sales of $22.9 million in application management subscription products and an increase of $22.9 million in application delivery subscription license sales due to more products being offered and more customers licensing our products on a subscription basis.

Maintenance fees

The increase in maintenance fees for the year ended December 31, 2004 was primarily attributable to renewals of existing maintenance contracts and sales of first year maintenance contracts for application delivery products and IT governance products. The increase in maintenance fees related to application delivery products, IT governance products and application management products was $24.7 million, $10.1 million, and $2.4 million, respectively. We expect our maintenance fees to increase in absolute dollars for fiscal year 2005.

The increase in maintenance fees for the year ended December 31, 2003 was primarily attributable to an increase of $32.9 million in application delivery maintenance fees due to renewals of existing maintenance contracts, an increase of $2.2 million in application management maintenance fees due to renewals of maintenance contracts for products including those acquired through the acquisition of Freshwater in 2001, and $1.7 million in maintenance fees for the sale of IT governance products acquired through the acquisition of Kintana in 2003.

Professional service fees

The increase in professional service fees for the year ended December 31, 2004 was primarily attributable to an increase of $12.8 million for service engagements related to IT governance products and an increase in professional service fees of $9.7 million and $6.2 million associated with application management products and application delivery products, respectively. Professional service fees increased as a result of our continuous effort to offer more training and consulting services to customers who license our products. We expect our professional service fees to increase in absolute dollars for fiscal year 2005.

The increase in professional service fees for the year ended December 31, 2003 was attributable to $6.6 million in consulting fees related to the sale of IT governance products acquired through the acquisition of Kintana. The increase was also attributable to an increase of $5.5 million in professional service fees associated with application delivery products and an increase of $2.9 million in professional service fees associated with application management products due to a continuous growth in both of our application delivery and application management product offerings and an effort to increase our professional service offerings to our customers.

International revenues

International revenues include sales from countries in Europe, the Middle East and Africa (EMEA), Asia Pacific (APAC) and Japan. International revenues also include sales from Brazil, Canada and Mexico, which are included in the Americas geographic segment. (See Note 1 to the consolidated financial statements for the countries included in each geographic segment.) International revenues for the year ended December 31, 2004, compared to the year ended December 31, 2003, were affected favorably by a weakening of the U.S. dollar relative to other currencies, primarily the Euro and the British Pound. International revenues for the year ended December 31, 2004 were $273.5 million, an increase of $78.2 million, or 40%, compared to $195.3 million for the year ended December 31, 2003. The increase was primarily attributable to increased sales in EMEA of $40.0 million and APAC and Japan of $15.7 million, as well as fluctuations in foreign exchange rates of $23.0 million. International revenues represented 40% and 39% of our total revenues for the years ended December 31, 2004 and 2003, respectively.

International revenues for the year ended December 31, 2003, compared to the year ended December 31, 2002, were affected favorably by a weakening of the U.S. dollar relative to other currencies, primarily the Euro and the British Pound. Total international revenues for the year ended December 31, 2003 were $195.3 million, an increase of $46.1 million, or 31%, compared to $149.2 million for the year ended December 31, 2002. The increase was primarily attributable to increased sales in EMEA of $18.2 million and APAC and Japan of $6.5 million, as well as fluctuations in foreign exchange rates of $22.7 million. International revenues represented 39% and 37% of our total revenues for the years ended December 31, 2003 and 2002, respectively.

Costs and expenses

Cost of revenues

The following tables present costs of revenues for the periods indicated (in thousands, except percentages):

	Year ended December 31,		Increase		Year ended December 31,		Increase
	2004	2003	in Dollars	in Percentage	2003	2002	in Dollars	in Percentage
	(as restated) (1)	(as restated) (1)			(as restated) (1)	(as restated) (1)
Costs of revenues:
Cost of license and subscription	$41,799	$34,432	$7,367	21%	$34,432	$27,327	$7,105	26%
Cost of maintenance	17,898	17,731	167	1%	17,731	14,597	3,134	21%
Cost of professional services	63,737	40,321	23,416	58%	40,321	25,510	14,811	58%
Cost of revenue—amortization of intangible assets	10,019	5,189	4,830	93%	5,189	1,833	3,356	183%

Total costs of revenues	$133,453	$97,673	$35,780	37%	$97,673	$69,267	$28,406	41%

Percentage of total revenues	19%	19%			19%	17%

	Year Ended 2004			Year Ended 2003			Year Ended 2002
	Stock-based compensation	All Other Costs	Total	Stock-based compensation	All Other Costs	Total	Stock-based compensation	All Other Costs	Total
	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)
Costs of revenues:
Cost of license and subscription	$1,201	$40,598	$41,799	$5,073	$29,359	$34,432	$2,517	$24,810	$27,327
Cost of maintenance	1,725	16,173	17,898	5,433	12,298	17,731	2,926	11,671	14,597
Cost of professional services	798	62,939	63,737	3,180	37,141	40,321	1,174	24,336	25,510
Cost of revenue—amortization of intangible assets	—	10,019	10,019	—	5,189	5,189	—	1,833	1,833

Total costs of revenues	$3,724	$129,729	$133,453	$13,686	$83,987	$97,673	$6,617	$62,650	$69,267

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Cost of license and subscription

The increase in cost of license and subscription for the year ended December 31, 2004 was primarily attributable to higher personnel-related costs, an increase in outsourcing expense, and an increase in royalty expense. Personnel-related costs increased by $6.9 million as a result of growth in headcount. Outsourcing expense related to delivery of one of our application delivery offerings increased by $1.3 million and royalty expense primarily associated with license agreements signed in 2004 for current products increased by $1.2 million. Allocated IT infrastructure expenses increased by $0.6 million primarily due to the lease of our new headquarters. These increases in costs were partially offset by a net decrease in stock-based compensation expense of $3.9 million, resulting from a decrease in the number of outstanding stock options subject to variable accounting due to exercises and cancellations, and changes in the market value of our common stock. Excluding stock-based compensation expense, portions of which will fluctuate based on changes in the market price of our common stock and the number of stock options outstanding which are subject to variable accounting, we expect cost of license and subscription to increase in absolute dollars for fiscal year 2005, consistent with our expected revenue growth as discussed in “Revenues”.

The increase in cost of license and subscription for the year ended December 31, 2003 was primarily attributable to an increase of $5.5 million in personnel-related costs due to growth in headcount and higher stock-based compensation expense of $2.6 million primarily due to an increase in the market value of our common stock, partially offset by a decrease in the number of outstanding stock options subject to variable accounting due to exercises and cancellations. Professional service costs related to outsourcing expense also increased by $0.7 million due to outsourcing expense related to delivery of our application delivery offerings. The increase was partially offset by a decrease of $0.9 million in allocated facility expenses.

Cost of maintenance

The increase in cost of maintenance for the year ended December 31, 2004 was due to higher personnel-related costs due to growth in headcount to support our overall growth in business, higher consulting fees for our global expansion assessment project, higher allocated facility expenses and higher allocated IT infrastructure expenses. Personnel-related costs, allocated facility expenses, allocated IT infrastructure expenses and consulting fees increased by $1.2 million, $0.9 million, $0.8 million and $0.5 million, respectively. Facility expenses and IT infrastructure expenses increased primarily due to the lease of our new headquarters. These increases in costs were partially offset by a net reduction in stock-based compensation expense of $3.7 million, resulting from a decrease in the number of outstanding stock options subject to variable accounting due to exercises and cancellations, and changes in the market value of our common stock. Excluding stock-based compensation expense, portions of which will fluctuate based on changes in the market price of our common stock and the number of stock options outstanding which are subject to variable accounting, we expect cost of maintenance to increase in absolute dollars for fiscal year 2005, consistent with our expected revenue growth as discussed in “Revenues”.

The increase in cost of maintenance for the year ended December 31, 2003 was primarily due to higher stock-based compensation expense of $2.5 million resulting primarily from changes in the market value of our common stock, partially offset by a decrease in the number of outstanding stock options subject to variable accounting due to exercises and cancellations.

Cost of professional services

The increase in cost of professional services for the year ended December 31, 2004 was primarily attributable to higher personnel-related costs due to growth in headcount, an increase in outsourcing expense, higher allocated facility expenses and higher allocated IT infrastructure expenses. Personnel-related costs increased by $13.3 million, of which $7.7 million was related to Kintana employees who joined us as part of that acquisition in 2003. The increase in outsourcing expense of $10.1 million was primarily due to the growth in professional services and our continuous efforts to offer more training and consulting services to customers who license our products. The increase was also attributable to higher allocated facility expenses of $1.6 million and higher allocated IT infrastructure expenses of $1.0 million. Facility expenses and IT infrastructure expenses increased primarily due to the lease of our new headquarters. These increases in costs were partially offset by a net decrease in stock-based compensation expense of $2.4 million, resulting from a decrease in the number of outstanding stock options subject to variable accounting due to exercises and cancellations, and changes in the market value of our common stock. Excluding stock-based compensation expense, portions of which will fluctuate based on changes in the market price of our common stock and the number of stock options outstanding which are subject to variable accounting, we expect cost of professional services to increase in absolute dollars for fiscal year 2005, consistent with our expected revenue growth as discussed in “Revenues”.

The increase in cost of professional service for the year ended December 31, 2003 was due to higher personnel-related costs due to growth in headcount of $11.2 million of which $3.5 million was related to Kintana employees who joined us as part of that acquisition in 2003, an increase of $0.9 million in allocated facility expenses, an increase of $0.9 million in allocated IT infrastructure expenses and an increase of $2.0 million in net stock-based compensation expense resulting primarily from changes in the market value of our common stock, partially offset by a decrease in number of outstanding stock options subject to variable accounting due to exercises and cancellations. These increases were partially offset by a decrease of $0.6 million in outsourcing expense due to a higher utilization of our internal professional services group, resulting in less outsourcing activities.

Cost of revenue—amortization of intangible assets

Cost of revenue—amortization of intangible assets includes amortization expenses for intangible assets that are associated with our current products. See “Amortization of intangible assets” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of the Notes to Consolidated Financial Statements for detailed information.

The following table presents amortization of intangible assets recorded as cost of revenue for the periods indicated (in thousands):

	Year ended December 31,
	2004	2003	2002
Cost of license and subscription	$8,882	$4,808	$1,833
Cost of maintenance	1,137	381	—

	$10,019	$5,189	$1,833

Operating expenses

The following tables present operating expenses for the periods indicated (in thousands, except percentages):

	Year ended December 31,		Increase/(Decrease)		Year ended December 31,		Increase/(Decrease)
	2004	2003	in Dollars	in Percentage	2003	2002	in Dollars	in Percentage
	(as restated) (1)	(as restated) (1)			(as restated) (1)	(as restated) (1)
Operating expenses:
Marketing and selling	$335,867	$303,865	$32,002	11%	$303,865	$216,546	$87,319	40%
Research and development	82,122	73,096	9,026	12%	73,096	51,197	21,899	43%
General and administrative	63,802	55,904	7,898	14%	55,904	30,914	24,990	81%
Acquisition-related expenses	900	11,968	(11,068)	(92)%	11,968	—	11,968	*%
Restructuring, integration, and other related expenses	3,088	3,389	(301)	(9)%	3,389	(537)	3,926	*%
Amortization of intangible assets	5,544	2,281	3,263	143%	2,281	542	1,739	321%
Excess facilities expense	8,943	16,882	(7,939)	(47)%	16,882	—	16,882	*%

Total operating expenses	$500,266	$467,385	$32,881	7%	$467,385	$298,662	$168,723	56%

Percentage of total revenues	73%	92%			92%	75%

*	Percentage is not applicable

	Year Ended 2004			Year Ended 2003			Year Ended 2002
	Stock-based compensation	All Other Expenses	Total	Stock-based compensation	All Other Expenses	Total	Stock-based compensation	All Other Expenses	Total
	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)
Operating expenses:
Marketing and selling	$16,305	$319,562	$335,867	$60,425	$243,440	$303,865	$22,736	$193,810	$216,546
Research and development	8,199	73,923	82,122	16,404	56,692	73,096	9,906	41,291	51,197
General and administrative	6,232	57,570	63,802	15,148	40,756	55,904	(850)	31,764	30,914
Acquisition-related expenses	—	900	900	—	11,968	11,968	—	—	—
Restructuring, integration, and other related expenses	—	3,088	3,088	—	3,389	3,389	—	(537)	(537)
Amortization of intangible assets	—	5,544	5,544	—	2,281	2,281	—	542	542
Excess facilities expense	—	8,943	8,943	—	16,882	16,882	—	—	—

Total operating expenses	$30,736	$469,530	$500,266	$91,977	$375,408	$467,385	$31,792	$266,870	$298,662

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Marketing and selling

Marketing and selling expense consists of employee salaries and related costs, sales commissions, marketing programs, sales training, campaigns, allocated facility expenses, allocated IT infrastructure expenses and stock-based compensation expense.

The increase in marketing and selling expense for the year ended December 31, 2004 was primarily attributable to higher personnel-related costs due to growth in headcount, higher commission expense as a result of increased revenue and growth in headcount and an increase in consulting fees for recruiting activities and other business development activities. The increase was also attributable to an increase in allocated facility expenses, allocated IT infrastructure expenses, spending on marketing programs and sales training. Facility expenses and IT infrastructure expenses increased primarily due to the lease of our new headquarters. The increase in spending on marketing programs was primarily related to additional marketing research and brand building campaigns. Personnel-related costs and commission expense increased by $35.5 million and $21.6 million, respectively, of which personnel-related costs of $8.8 million and commission expense of $3.9 million were related to Kintana employees who joined us as part of that acquisition in 2003. In addition, consulting fees, spending on marketing programs and sales training fees increased by $3.7 million, $2.8 million and $1.0 million, respectively. Allocated IT infrastructure expenses and allocated facility expenses increased by $4.9 million and $3.5 million, respectively. These increases in costs were partially offset by a net decrease in stock-based compensation expense of $44.1 million, resulting from a decrease in the number of outstanding stock options subject to variable accounting due to exercises, cancellations and repayments of notes receivable as well as changes in the market value of our common stock. Further, the decrease in stock-based compensation was also attributable to a decrease in the number of outstanding fixed awards due to cancellations and certain awards becoming fully expensed in 2003 and early 2004, and $5.1 million of stock-based compensation expense associated with the modification of stock options for a former executive officer in connection with a severance agreement we entered into in December 2003. Excluding stock-based compensation expense, portions of which will fluctuate based on changes in the market price of our common stock and the number of stock options outstanding which are subject to variable accounting, we expect marketing and selling expense to increase in absolute dollars for fiscal year 2005.

The increase in marketing and selling expense for the year ended December 31, 2003 was primarily due to higher stock-based compensation expense of $37.7 million, resulting primarily from changes in the market value of our common stock, partially offset by a decrease in number of outstanding stock options subject to variable accounting due to exercises and cancellations. Further, the increase in stock-based compensation was also attributable to an increase of $4.7 million in stock-based compensation expense resulted from the issuance of compensatory shares under our 1998 Employee Stock Purchase Plan (ESPP) priced at a discount greater than 15% from the applicable closing price of our common stock and a $5.1 million additional stock-based compensation expense associated with the modification of stock options for a former executive officer in connection with a severance agreement we entered into in December 2003. The increase in marketing and selling expense was also due to a $34.4 million increase in personnel-related costs due to growth in headcount and an increase of $4.5 million in commission expense due to higher revenue and growth in headcount. This increase included personnel-related costs of $4.2 million and commission expense of $1.0 million related to Kintana employees who joined us as part of that acquisition in 2003. The increase was also attributable to additional spending of $5.5 million in marketing programs to promote our BTO initiative through a number of campaigns, an increase of $2.9 million in allocated IT infrastructure expenses, a severance expense of $1.5 million for the former executive officer related to accrued salary and bonus amounts which he is entitled to receive through October 3, 2005 in accordance with the severance agreement and an increase of $1.0 million in professional services. The increase in marketing and selling expense was partially offset by $0.9 million decrease in facilities expenses.

Research and development

Research and development expense associated with the development of new products, enhancements of existing products and quality assurance procedures consists of employee salaries and related costs, consulting costs, equipment depreciation, allocated facility expenses, allocated IT infrastructure expenses and stock-based compensation expense.

The increase in research and development expense for the year ended December 31, 2004 was primarily attributable to higher personnel-related costs of $10.7 million due to growth in headcount, of which $5.8 million was related to Kintana employees who joined us as part of that acquisition in 2003. The increase was also attributable to higher allocated IT infrastructure expenses of $2.2 million, higher allocated facility expenses of $2.0 million and higher consulting fees for research and development projects of $0.7 million. Facility expenses and IT infrastructure expenses increased primarily due to the lease of our new headquarters. The increase was also attributable to a $1.0 million devaluation of the U.S. dollar to the Israeli Shekel as a substantial portion of our research and development expense was in Israeli Shekel. These increases in costs were partially offset by a net decrease in stock-based compensation expense of $8.2 million, resulting from a decrease in the number of outstanding stock options subject to variable accounting due to exercises and cancellations, and changes in the market value of our common stock, somewhat offset by additional stock-based compensation expense due to modifications of stock options for employees in transition or advisory roles upon their termination of employment with us. Excluding stock-based compensation expense, portions of which will fluctuate based on changes in the market price of our common stock and number of stock options outstanding which are subject to variable accounting, based on our product development plan, we expect research and development expense to increase in absolute dollars for fiscal year 2005.

The increase in research and development expense for the year ended December 31, 2003 was primarily attributable to a $10.0 million increase in personnel-related costs due to growth in headcount, of which $3.0 million was related to Kintana employees who joined us as part of that acquisition in 2003, an increase of $1.5 million in allocated facility expenses, $2.0 million in allocated IT infrastructure expenses and $1.8 million in devaluation of the U.S. dollar to the Israeli Shekel as a substantial portion of our research and development expense was in Israeli Shekel. The increase was also attributable to a net increase in stock-based compensation expense of $6.5 million, resulting primarily from changes in the market value of our common stock, partially offset by a decrease in number of stock options outstanding which are subject to variable accounting due to exercises and cancellation. The increase in stock-based compensation expense also resulted from the issuance of compensatory shares under our 1998 ESPP priced at a discount greater than 15% from the applicable closing price of our common stock.

General and administrative

General and administrative expense consists of employee salaries and related costs, allocated facility expenses, allocated IT infrastructure expenses and stock-based compensation expense. It also consists of fees for audit, tax, legal and consulting services primarily for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

The increase in general and administrative expense for the year ended December 31, 2004 was primarily attributable to higher personnel-related costs of $5.8 million due to growth in headcount and additional fees for audit, tax and other consulting services of $6.9 million, of which $3.3 million was related to projects for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The increase was also attributable to higher allocated facility expenses of $0.8 million, higher allocated IT infrastructure expenses of $0.6 million and an increase in loss on disposal of assets of $0.5 million. Facility expenses and IT infrastructure expenses increased primarily due to the lease of our new headquarters. These increases in costs were partially offset by a net decrease in stock-based compensation expense of $8.9 million, resulting from a decrease in the number of outstanding stock options subject to variable accounting due to exercises and cancellations, and changes in the market value of our common stock. The decrease in stock-based compensation expense was also associated with a decrease in the number of outstanding fixed awards due to cancellations and certain awards becoming fully expensed in 2003 and early 2004. The decrease was further offset by additional stock-based compensation expense due to modifications of stock options for employees in transition or advisory roles upon their termination of employment with us. Excluding stock-based compensation expense, portions of which will fluctuate based on changes in the market price of our common stock and the number of stock options outstanding which are subject to variable accounting, we expect general and administrative expenses to increase in absolute dollars for fiscal year 2005 due to a projected growth in headcount and the implementation of a new operational and financial reporting system.

The increase in general and administrative expense for the year ended December 31, 2003 was primarily due to a $16.0 million net increase in stock-based compensation expense resulting primarily from changes in the market value of our common stock, partially offset by a decrease in number of outstanding stock options subject to variable accounting due to exercises and cancellations. The increase in stock-based compensation expense also resulted from the issuance of compensatory shares under our 1998 ESPP priced at a discount greater than 15% from the applicable market value of our common stock. The increase was also attributable to a $6.7 million increase in personnel-related costs due to growth in headcount, an increase of $1.2 million in professional services due to increased audit, tax and other consulting fees, and an increase of $0.9 million in allocated IT infrastructure expenses.

Acquisition-related expenses

Acquisition-related expenses for the year ended December 31, 2004 of $0.9 million were related to acquired in-process research and development (IPR&D) from the acquisition of Appilog in July 2004.

Acquisition related expenses of $12.0 million for the year ended December 31, 2003, were related to acquired in-process research and development from acquisitions of Performant in May 2003 and Kintana in August 2003. We recorded acquired in-process research and development because technological feasibility of Performant’s and Kintana’s in-process technology had not been established and no future alternative uses existed upon the acquisitions. No in-process research and development was recorded in 2002.

The fair value of in-process research and development was determined through the discounted cash flow approach using key assumptions for percentage of completion, future market demand, and product life cycle. Acquired IPR&D projects from the Appilog, Kintana, and Performant acquisitions had been completed as of December 31, 2004.

Also, see Notes 6 and 7 to the consolidated financial statements for additional information regarding the acquisitions completed in 2003 and 2004 and the acquired in-process research and development recorded in each acquisition.

Restructuring, integration, and other related expenses

Integration and other related expenses for the year ended December 31, 2004 were primarily attributable to a milestone bonus plan associated with certain research and development activities that was signed in conjunction with the acquisition of Performant in 2003. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates. The commitment will be earned over time as milestones are achieved and recorded as an expense in the consolidated statements of operations as earned. The maximum total payment under the plan is $5.5 million, of which $5.2 million has been paid through December 31, 2004. We did not record any restructuring expenses in 2004 and 2003.

Integration and other related expenses for the year ended December 31, 2003 were primarily due to an expense of $2.8 million related to the milestone bonus plan signed in conjunction with the acquisition of Performant and integration costs of $0.6 million associated with the Kintana acquisition, primarily for employee severance and consulting services.

We did not record any integration costs for the year ended December 31, 2002. We recognized a benefit of $0.5 million for a reversal of cash expenses associated with the cancellation of a marketing event for which we were able to use the deposit toward another event during 2002. The expense was originally recorded as part of the restructuring expense in 2001.

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

We amortize intangible assets on a straight-line basis over their useful lives, which best represents the distribution of the economic value of the intangible assets.

For the years ended December 31, 2004, 2003 and 2002, $10.0 million, $5.2 million, and $1.8 million, respectively, of intangible assets related to our current products were amortized to expense.

Future amortization of intangible assets at December 31, 2004 is as follows (in thousands):

Year Ending December 31,
2005	$15,436
2006	11,764
2007	5,516
2008	4,253
Thereafter	1,483

$38,452

Also see Notes 6 and 7 to the consolidated financial statements for additional information regarding the acquisitions completed in 2004 and 2003 and the intangible assets acquired in each acquisition.

Excess facilities expense

Excess facilities expense for the years ended December 31, 2004 and 2003, was $8.9 million and $16.9 million, respectively, and was primarily related to the write-down of three vacant buildings we owned in our Sunnyvale headquarters that had been placed for sale. In July 2003, the Board of Directors approved a plan to lease a new headquarters facility and to sell the existing buildings we owned in our Sunnyvale headquarters. In September 2003, as a result of our decision to move to a new headquarters facility and to sell two vacant buildings, we performed an impairment analysis of the vacant buildings. In the third quarter of 2003, we recognized a non-cash expense of $16.9 million to write down the net book value of the two vacant buildings that were held for sale to their appraised market value. We considered the cost to maintain the facilities until sold and sales commissions related to the sale of the buildings when we calculated the expense. On January 30, 2004, we sold the two vacant buildings in Sunnyvale, California at carrying value to a third party for $2.5 million in cash, net of $0.2 million in transaction fees.

In April 2004, we completed the move from one of the two remaining buildings we owned and we placed the vacant building for sale. We recognized a non-cash expense to write down the net book value of the vacant building that was held for sale to its appraised market value. We included the cost to maintain the facility until sold and sales commissions related to the sale of the building when we calculated the expense. On January 7, 2005, we completed the sale of the third vacant building at carrying value to a third party for $4.9 million in cash, net of $0.3 million in transaction fees. As such, we will not record any additional impairment expense on this vacant building.

Excess facilities expense for the year ended December 31, 2004 was also related to the remaining lease payments for two leased facilities from the Kintana acquisition. In connection with our move into our consolidated headquarters, we also vacated two leased facilities from the Kintana acquisition. We recognized a non-cash expense for the remaining lease payments, as well as the associated costs to protect and maintain the leased facilities prior to returning these leased facilities to the lessor. One of these lease agreements expired in September 2004 and the other expires in December 2005. Due to the short duration of the remaining lease terms, it is not likely that we can sublease the facilities; as such, no sublease income was included in the facilities lease costs calculation. The excess facilities expense also included the write-off of leasehold improvements and the disposal of fixed assets, net of cash proceeds, associated with these facilities.

Non-operating income (expense)

The following table presents non-operating income (expense) for the periods indicated (in thousands, except percentages):

	Year ended December 31,		Change		Year ended December 31,		Change
	2004	2003	in Dollars	in Percentage	2003	2002	in Dollars	in Percentage
	(as restated) (1)	(as restated) (1)			(as restated) (1)	(as restated) (1)
Non-operating income (expense):
Interest income	$38,210	$34,399	$3,811	11%	$34,399	$34,941	$(542)	(2)%
Interest expense	(24,627)	(22,824)	(1,803)	(8)%	(22,824)	(24,994)	2,170	9%
Other income (expense), net	(1,261)	(4,907)	3,646	74%	(4,907)	4,308	(9,215)	*

Total non-operating income, net	$12,322	$6,668	$5,654	85%	$6,668	$14,255	$(7,587)	(53)%

Percentage of total revenues	2%	1%			1%	4%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
*	Percentage is not applicable

Interest income

The increase in interest income for the year ended December 31, 2004 was attributable to an improvement in the average yields of our cash and investments during 2004 compared to 2003, partially offset by a decrease in our average cash and investments balances in 2004. The decrease in interest income for the year ended December 31, 2003 was primarily attributable to a decline in interest rates in 2003 and a reduction of interest income associated with our February 2002 interest rate swap, which was included in interest income until the January and February 2002 swaps were merged into one in November 2002.

Interest expense

Interest expense for the years ended December 31, 2004 and 2003 primarily consisted of interest expense associated with the interest rate swap, the 4.75% Convertible Subordinated Notes due 2007 (2000 Notes) which we issued in July 2000 and the amortization of debt issuance costs associated with the issuance of our Zero Coupon Convertible Notes due 2008 (2003 Notes) and 2000 Notes. The increase in interest expense in 2004 was due to an increase in the London Interbank Offering Rate (LIBOR) associated with our interest rate swap agreement and the full year amortization of debt issuance costs associated with our 2003 Notes issued in April 2003. The decrease in interest expense in 2003 was primarily attributable to a decrease of $2.6 million in interest expense associated with our interest rate swap as a result of a lower LIBOR rate, a change in the interest rate spread between the January 2002 swap and the November 2002 swap, and a decrease of $1.2 million associated with the portion of our 2000 Notes that were retired early in 2002, partially offset by an increase of $1.5 million in amortization of debt issuance costs associated with the issuance of our 2003 Notes.

In 2002, we entered into an interest rate swap arrangement with Goldman Sachs Capital Markets, L.P. (GSCM). The interest rate swap is designated as an effective hedge of the change in the fair value attributed to the LIBOR with respect to $300.0 million of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on our 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The interest rate swap qualifies for hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and the related amendment.

Also, see Notes 8, 14 and 19 (unaudited) to the consolidated financial statements for additional information regarding our 2000 Notes and the related interest rate swap activities.

Other income (expense), net

Other income (expense), net primarily consists of net gains or losses on investments in non-consolidated companies, a warrant to purchase common stock of Motive, and currency gains or losses. The change in other expense, net for the year ended December 31, 2004 was primarily attributable to a decrease of $2.9 million in losses on our investments in privately-held companies and a private equity fund and a realized gain of $0.3 million on the sale of available-for-sale securities.

The change in other income (expense), net for the year ended December 31, 2003 was primarily attributable to a recognized gain of $11.6 million on early retirement of our 2000 Notes during 2002. Since we did not retire any portion of our 2000 or 2003 Notes during 2003, there was no gain associated with early retirement of our Notes to reduce other expense in 2003. The increase in other expense, net was partially offset by a decrease of $1.7 million in foreign exchange losses due to a devaluation of the U.S. dollar and a decrease of $1.4 million in losses on our investments in privately-held companies and a private equity fund and an unrealized gain of $0.4 million for the initial fair value of the Motive warrant.

The fair value of the Motive warrant was calculated using the Black-Scholes option-pricing model, which requires subjective assumptions including expected stock price volatility. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. A decline in the U.S. stock market and the market price of Motive’s common stock could contribute to volatility in our reported results of operations. In calculating the loss to be recorded on our investments in privately-held companies and private equity funds, we consider the most recent valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

Also, see Notes 8, 14 and 19 (unaudited) to the consolidated financial statements for additional information regarding our 2000 Notes and 2003 Notes and the related interest rate swap activities.

Provision for income taxes

Historically, our operations have generated a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire in 2005 through 2013. Future provisions for taxes will depend upon the mix of worldwide pre-tax income and the tax rates in effect for various tax jurisdictions. The effective tax rates for the years ended December 31, 2004, 2003 and 2002 differ from statutory tax rates principally because of our participation in taxation programs in Israel. We intend to continue to increase our investment in our Israeli operations consistent with our overall tax strategy. Other factors that cause the effective tax rates and statutory tax rates to differ include the difference between book and tax treatment of expenses for amortization of intangible assets, stock-based compensation and in-process research and development. U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings for certain non-U.S. subsidiaries. We intend to invest these earnings indefinitely in operations outside the U.S.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we have recorded a current income taxes payable and a prepaid asset in the amount of $25.5 million, to be amortized to income tax expense in our consolidated statements of operations on a straight-line basis over eight years, which approximates the period over which the benefit is expected to be realized. At December 31, 2004 and 2003, the prepaid asset balance was $15.9 million and $19.1 million, respectively. We are evaluating the migration of the economic ownership of technology acquired from Performant and Kintana to our Israeli subsidiary. This migration may lead to an increase in our effective tax rate.

In the event that we do not migrate the technology, our effective tax rate may also increase due to a greater portion of U.S. source income associated with the technology acquired from Performant and Kintana.

Liquidity and Capital Resources

At December 31, 2004, our principal source of liquidity consisted of $1,138.4 million of cash and investments, compared to $1,233.7 million and $665.2 million at December 31, 2003 and 2002, respectively. The December 31, 2004 balance included $447.5 million of short-term and $508.1 million of long-term investments, compared to $589.4 million and $422.6 million of short-term and $516.3 million and $138.0 million of long-term investments in the December 31, 2003 and 2002 balances, respectively. We invested in high quality financial, government, corporate securities, and auction rate securities in 2004, 2003, and 2002. The overall decrease in cash and investments from December 31, 2003 was primarily due to cash used to repurchase shares of our common stock in the open market and for capital expenditures, partially offset by positive cash generated from operating activities and cash received from issuances of common stock under our stock option and employee stock purchase plans. During the year ended December 31, 2004, we generated $212.4 million of cash from operating activities, compared to $180.9 million and $131.7 million during the years ended December 31, 2003 and 2002, respectively. The increase in cash from operations in each year was due primarily to an overall growth in our business.

During the year ended December 31, 2004, cash provided by our investing activities was $71.3 million, compared to a use of $724.0 million of cash in investing activities during the year ended December 31, 2003. Cash proceeds from investing activities in 2004 consisted of net proceeds of $152.1 million from transactions related to our marketable securities, the sale of assets and vacant facilities of $2.7 million, and return on investment in one of the privately-held companies of $1.5 million. Cash used for investing activities during the year ended December 31, 2004 primarily consisted of net cash paid for the Appilog acquisition of $49.5 million, including $50.8 million paid in accordance with the acquisition agreement, $0.7 million paid for direct acquisition costs, less $2.0 million in cash acquired from Appilog. Cash was also used for the acquisition of property and equipment of $32.7 million and an additional investment in a private equity fund of $2.6 million. Cash used for the acquisition of property and equipment was primarily attributable to leasehold improvements and IT infrastructure for our new headquarters in Mountain View, California and new foreign offices, as well as $2.2 million to purchase land in Israel in February 2004.

During the year ended December 31, 2004, our financing activities primary consisted of $332.2 million in cash used to repurchase 9,675,000 shares of our common stock at an average price of $34.33 per share under the stock repurchase program approved by our Board of Directors on July 27, 2004. In addition, we received $104.0 million in cash proceeds from common stock issued under our employee stock option and stock purchase plans.

In June 2003, we entered into a non-exclusive agreement (amended in February 2004) to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out, or other transfer of all or substantially all of the business, stock or assets to which the agreement relates. The licensed technology will be combined with our other existing products, which should be generally available in early 2006. The agreement is in effect until December 31, 2006 with the right to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. Under the original agreement, we had committed to royalty payments totaling $15.4 million, of which $8.0 million had been paid as of December 31, 2003. In accordance with the addendum, $7.0 million of the royalty balance was accelerated and was paid in February 2004 with the remaining $0.4 million due and payable on December 31, 2005 for continued maintenance and support services through fiscal year 2006. We recorded such payments as prepaid royalties.

As of December 31, 2004, we were committed to make additional capital contributions of $6.0 million to a private equity fund.

We have entered into four irrevocable letters of credit agreements totaling $1.4 million with Wells Fargo & Company (Wells Fargo). Three agreements, totaling $1.2 million, remained outstanding at December 31, 2004.

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

Future payments due under debt, lease, royalty, and license agreements at December 31, 2004 were as follows (in thousands):

	Due in
	2005	2006		2007		2008		2009	Thereafter	Total
Zero Coupon Senior Convertible Notes due 2008 (2003 Notes)	$—	$—	(2)	$—		$500,000	(2)	$—	$—	$500,000	(2)
4.75% Convertible Subordinated Notes due 2007 (2000 Notes) (1)	—	—		300,000	(2)	—		—	—	300,000	(2)
Non-cancelable operating leases	20,532	14,178		10,330		6,700		5,876	21,186	78,802
Royalty and license agreements	2,335	1,615		1,615		160		10	90	5,825

	$22,867	$15,793		$311,945		$506,860		$5,886	$21,276	$884,627

(1)	The above table does not include contractual interest payments on the 2000 Notes. Assuming we do not retire additional 2000 Notes during 2005 and interest rates stay constant, we estimate that we will make interest payments, net of our interest rate swap, of approximately $9.8 million during each of 2005 and 2006 and approximately $4.9 million during 2007. The face value of our 2000 Notes differs from our book value. See Note 8 to the consolidated financial statements for a full description of our long-term debt activities and related accounting policy.
(2)	If the put options are exercised by the holders of each of the 2000 Notes and the 2003 Notes, we will be required to pay $303.9 million on March 1, 2007 and $536.3 million on October 31, 2006, respectively, to the holders of these Notes. See Note 19, “Subsequent Events (unaudited),” of the Notes to Consolidated Financial Statements.

As of December 31, 2004, we did not have any purchase commitments other than obligations incurred in the normal course of business. These amounts are accrued when services or goods are received.

In July 2000, we issued $500.0 million in 4.75% Subordinated Convertible Notes due July 1, 2007. The 2000 Notes bear interest at a rate of 4.75% per annum and are payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. From December 2001 through December 31, 2004, we retired $200.0 million face value of the 2000 Notes. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. If we redeem the 2000 Notes, we will pay accrued interest up to the redemption date. We have not redeemed any portion of the 2000 Notes since the original issuance through December 31, 2004.

In 2002, we entered into an interest rate swap agreement of $300.0 million with Goldman Sachs Capital Markets, L.P. (GSCM) to hedge the change in the fair value attributable to the London Interbank Offering Rate

(LIBOR) of our 2000 Notes. The interest rate swap matures in July 2007. The value of the interest rate swap is determined using various inputs, including forward interest rates, and time to maturity. Under the terms of the swap, we provided initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (regardless of movements in the value of the swap) and from time to time additional collateral can change hands between us and GSCM as swap rates and equity prices fluctuate. Our interest rate swap was recorded as an asset in our consolidated balance sheets as of December 31, 2004 and 2003, but will decrease in value if interest rates rise. If market changes continue to negatively affect the value of the swap, the swap may become a liability in our consolidated balance sheets. In the event we chose to terminate the swap before maturity, and the swap value was a liability due to an unfavorable value, we would be obligated to pay to our counterparty the market value of the swap at the termination date.

In April 2003, we issued $500.0 million of Zero Coupon Senior Convertible Notes due 2008 in a private offering. The 2003 Notes mature on May 1, 2008, do not bear interest, have a zero yield to maturity and may be converted into our common stock.

Holders of the 2003 Notes may convert their 2003 Notes prior to maturity only if the sale price of our common stock reaches specified thresholds or if specified corporate transactions have occurred. Upon conversion, we have the right to deliver cash instead of shares of our common stock. We may not redeem the 2003 Notes prior to their maturity. See Note 8 to the consolidated financial statements for further details on the conversion provisions for the 2003 Notes.

As a result of our failure to file our Form 10-Q for the period ended June 30, 2005, we violated provisions of the indentures related to our 2000 Notes and our 2003 Notes (together, the “Notes”) that require us to furnish such information promptly to the trustee for the Notes. On August 26, 2005 we received from the trustee a notice of default on the Notes. On October 26, 2005, we announced that holders of a majority of each series of the Notes had submitted consents which waived, until March 31, 2006, any default or events of default under the indentures arising out of our failure to timely file with the SEC and provide to the trustee those reports required to be filed under the Exchange Act (Report Defaults). In consideration for the waiver, we (1) paid to the consenting holders of the 2000 Notes a consent fee of $25.00 for each $1,000 principal amount of 2000 Notes, resulting in a $7.1 million payment, and (2) entered into a supplement to the indenture governing the 2003 Notes, pursuant to which we will be required to repurchase the 2003 Notes, at the option of the holder, on November 30, 2006 at a repurchase price equal to 107.25% of the principal amount. If this put option is exercised by all holders, we will be required to pay the face value and an additional $36.3 million to the 2003 Note holders on that date.

Because we failed to file our SEC reports by March 31, 2006, as required by the waivers we obtained in October 2005, on April 21, 2006 we solicited additional consents from the holders of the Notes requesting a waiver until the stated maturity of the 2000 Notes and the 2003 Notes, as applicable, of any Report Defaults. On May 4, 2006, we announced that, as of May 3, 2006, holders of a majority of each series of the Notes had submitted consents and therefore the Report Defaults were waived for all holders. In consideration for the waiver, we entered into (1) a supplement to the indenture governing the 2000 Notes requiring us to repurchase the 2000 Notes at the option of the holder on March 1, 2007 at a repurchase price equal to 101.3% of the principal amount of the 2000 Notes, together with accrued and unpaid interest, if any, and providing that any 2000 Notes redeemed pursuant to Article XI of the Indenture during the period from July 1, 2006 through March 5, 2007 shall be at a redemption price of 101.3% of the principal amount of the 2000 Notes, together with accrued and unpaid interest, if any, to the redemption date; and (2) a supplement to the indenture governing the 2003 Notes requiring us to repurchase the 2003 Notes at the option of the holder on October 31, 2006 (in addition to the existing optional put date of November 30, 2006) at a repurchase price equal to 107.25% of the principal amount of the 2003 Notes. If these put options are exercised by the holders of both series of Notes, we will be required to pay the face value of the Notes and an additional $36.3 million to the holders of the 2003 Notes on October 31, 2006 or November 30, 2006 and $3.9 million to the holders of the 2000 Notes on March 1, 2007.

We have incurred substantial expenses with third parties for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our internal review of our historical financial statements, the preparation of the restated financial statements, the SEC investigation and inquiries from other government agencies, the related class action and derivative litigation, and the amendments to the terms of our Notes as a result of our failure to timely file our Exchange Act reports with the SEC and the trustee for the Notes. Excluding the $40.2 million that we will be required to pay to the holders of both series of Notes in addition to the face value of the Notes in the event the holders of both series of Notes exercise their put options, we estimate these expenses were in excess of $70 million in aggregate for the quarter ended June 30, 2005 through the quarter ended March 31, 2006. We expect to continue to incur significant expense in connection with these matters in 2006 and thereafter.

In addition, we have acquired several companies and certain technology assets in 2005 and the first half of 2006. In connection with these acquisitions, we have incurred, or will be required to incur, a cash outlay of approximately $133.1 million.

During December 2005, we repatriated $500.0 million from our Israeli subsidiary under The American Jobs Creation Act of 2004. Significant tax payments will be required as a result of this repatriation.

Historically, a significant amount of our income and cash flow was generated in Israel where tax rate incentives have been extended to encourage foreign investment. We may have to pay significantly more income taxes if these tax rate incentives are not renewed upon expiration, tax rates applicable to us are increased, or if we choose to repatriate cash balances from Israel to other tax jurisdictions. In addition, our future tax provisions will depend on the mix of our worldwide pre-tax income and the tax rates in effect for various tax jurisdictions. Please note that the information in this amended Annual Report on Form 10-K/A, including the descriptions of the taxes in Israel, is as of December 31, 2004 and, therefore, does not reflect any Israeli taxes incurred subsequent to December 31, 2004, which are described in Note 19, “Subsequent Events (unaudited),” of the Notes to Consolidated Financial Statements.

For the years ended December 31, 2004, 2003, and 2002, our source of funding was mainly from cash generated by our operations and, in 2003, from the issuance of convertible notes. A decrease in customer demand or a decrease in the acceptance of our future products and services may affect our ability to generate positive cash flow from operations.

A shift in the mix of license types does not affect our collections cycle as we typically invoice customers up front for the full license amount and cash is generally received within 30-60 days from the invoice date. Our quarterly operating results are affected by the mix of license types entered into in connection with the sale of products. As revenue associated with our subscription licenses is generally recognized ratably over the term of the license, any increase in our subscription business will also result in deferred revenue becoming a larger component of our cash provided by operations. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then the two generally become bundled together and are recognized over the term of the contract. If our business was to shift to a greater percentage of revenue generated from a subscription revenue model, we may experience a decrease or a lower rate of growth in recognized revenue in a given period, as a continued growth in deferred revenue. Deferred revenue at December 31, 2004 was $413.8 million compared to $281.1 million as of December 31, 2003. Of this increase, $55.7 million was attributable to an increase in subscription fees and $50.7 million was attributable to an increase in maintenance fees. We expect the mix of license to continue to fluctuate.

In the future, we expect cash will continue to be generated from our operations. For the year ending December 31, 2005, we expect to spend approximately $5.0 to $8.0 million on our customer management database and $3.2 million for a license and the related first year maintenance service of a new operational and financial reporting system that we purchased in December 2004. We expect to spend an additional $12.0 to $17.0 million in 2005 for the implementation of this new operational and financial reporting system. Excluding the cost of our customer management database, the license and the related maintenance of the new operational and financial reporting system, we do not expect the level of cash used to acquire property and equipment in 2005 to change significantly from 2004. We currently plan to reinvest our cash generated from operations in new short and long-term investments in high quality financial, government, and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. Cash could be used in the future for acquisitions or strategic investments. Cash could also be used to repurchase additional shares of our common stock or retire or redeem additional debt. For example, since the inception of the stock repurchase program on July 27, 2004 and through March 4, 2005, cash used to repurchase our common stock was $332.2 million. There are no transactions, arrangements, or other relationships with non-consolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

Assuming there is no significant change in our business, we believe that our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months.

Subsequent Events

For more information regarding events occurring after December 31, 2004, please refer to Note 19, “Subsequent Events (unaudited),” of the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant effect on the financial condition and results of operations we report in our consolidated financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities;

•	accounting for sales commissions and deferred commissions;

•	accounting for stock-based compensation;

•	valuation of long-lived assets and other intangible assets;

•	valuation of goodwill;

•	accounting for income taxes; and

•	accounting for investments in non-consolidated companies.

We further discuss these policies, as well as the estimates and judgments involved, below. In addition, we also have other significant accounting policies. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material effect on our reported financial condition or results of operations for a given period. See Note 1 to the consolidated financial statements for the significant accounting policies used in the preparation of our consolidated financial statements.

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

Fee is fixed or determinable

With respect to each arrangement, we must determine whether the arrangement fee is fixed or determinable. If the fee is fixed or determinable, and all other revenue recognition criteria have been met, revenue is recognized upon delivery of software or over the period of arrangements with our customers. If the fee is not fixed or determinable, the revenue recognized in each quarter, subject to application of other revenue recognition criteria, will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable based on our revenue recognition policy.

A determination of whether an arrangement fee is fixed or determinable depends, in part, upon the payment terms relating to such an arrangement. Extended payment terms may indicate that future concessions are likely to occur. Our customary payment terms are generally within 30-60 days of the invoice date. Arrangements with payment terms extending beyond the customary payment terms are generally considered not to be fixed or determinable. Additionally, provisions for rebates, price protection and similar items may result in arrangement fees that are not fixed or determinable. A determination of whether the arrangement fee is fixed or determinable is particularly relevant to revenue recognition on perpetual licenses. The amount and timing of our revenue recognized in any period may differ materially if we make different judgments.

Collectibility is probable

In order to recognize revenue, we must make a judgment regarding the collectibility of the arrangement fee. Our judgment of collectibility is applied on a customer-by-customer basis. We generally sell to customers for which we have a history of successful collection. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. The amount and timing of revenue recognized in any period may differ materially if we make different judgments.

Estimating valuation allowances and accrued liabilities

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Use of estimates and assumptions include, but are not limited to, the sales reserve.

We are required to make significant judgments and estimates in conjunction with recording deferred commissions, specifically as it relates to associated revenues that will be recognized in future periods. The future revenues and timing of revenue recognition may vary significantly from period to period based on the application of the appropriate revenue recognition criteria. As a result, we are required to use estimates that include, but are not limited to, the composition of future revenues and timing of revenue recognition, which if changed could affect the timing and recognition of sales commissions. Sales commissions are paid to employees in the month after we receive an order. Sales commissions are calculated as a percentage of the sales value of a signed contract or a customer signed purchase order. The deferred commissions are realizable through the future revenue streams under the customer contracts. Material differences may result in the amount and timing of our sales commissions expense recognized for any period if we make different estimates related to future revenue and timing of revenue recognition.

We must make estimates of potential future credits, warranty cost of product and services, and write-off of bad debts related to current period product revenues. We analyze historical returns, historical bad debts, current economic trends, average deal size, and changes in customer demand, and acceptance of our products when evaluating the adequacy of the sales reserve. Revenue for the period is reduced to reflect the sales reserve provision. As a percentage of current period revenues, charges against the sales reserve were insignificant for the years ended December 31, 2004, 2003, and 2002. Significant management judgments and estimates are made and used in connection with establishing the sales reserve in any reporting period. Material differences may result in the amount and timing of our revenues for any period if we make different judgments or use different estimates. At December 31, 2004 and 2003, the provision for sales reserve was $5.2 million and $6.1 million, respectively.

Accounting for sales commissions and deferred commissions

Sales commissions are paid to employees in the month after we receive an order. We sell our products under non-cancelable perpetual, subscription or term contracts. Sales commissions are calculated as a percentage of the sales value of a signed contract or a customer signed purchase order. Sales commission rates vary by position, title and the extent to which employees achieve rate accelerators by exceeding their quotas. Our policy is that sales commissions paid to employees are refundable to us when we are required to write off a customer accounts receivable because management has determined it has become uncollectible or in instances in which the revenue may no longer be recognized.

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription and term contracts with customers and consist of sales commissions paid to our sales employees. The deferred commissions are recognized over the term of the related customer contracts. The deferred commissions are realizable through the future revenue streams under the customer contracts. Recognition of deferred commissions is included in marketing and selling expense in the consolidated statements of operations. Deferred commissions are included in other current assets and non-current deferred commissions are included in other non-current assets on the consolidated balance sheets.

As of December 31, 2004 and 2003, restated deferred commissions were $31.8 million and $22.2 million, respectively.

Accounting for stock-based compensation

We account for stock-based compensation for options granted to our employees and members of our Board of Directors using Accounting Principles Board (APB) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standard Board Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25, and comply with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123.

Under APB No. 25, compensation expense is measured as of the date on which the number of shares and exercise price become fixed. Generally, this occurs on the grant date, in which case the stock option is accounted for as a fixed award as of the date of grant. If the number of shares or exercise price is not fixed as of the grant date, the stock option is accounted for as a variable award until such time as the number of shares and/or exercise price becomes fixed, or the stock option is exercised, is cancelled or expires.

Compensation expense associated with fixed awards is measured as the difference between the fair market value of our stock on the date of grant and the grant recipient’s exercise price, which is the intrinsic value of the award on that date. No compensation expense is recognized if the grant recipient’s exercise price equals the fair market value of our common stock on the date of grant. Stock compensation expense will be recognized over the vesting period using the ratable method, whereby an equal amount of expense is recognized for each year of vesting.

We have determined that promissory notes used in the past to exercise stock options are non-recourse in nature, and therefore account for such transactions in accordance with Emerging Issues Task Force Consensus

No. 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan Features Under APB Opinion No. 25” (EITF 95-16) and FIN No. 44. Our determination was based on a series of factors that, when assessed collectively, indicated the promissory note holders were not at risk, despite the recourse provisions of the notes. These factors included, among other things; such loans were secured by the stock issued, loan interest in numerous circumstances was forgiven, and repurchase of shares by us in instances in which the value of the stock pledged as security for the loan was less than the loan amount upon maturity of the note or the note holder’s termination of employment. Since interest associated with non-recourse promissory notes is considered part of the option’s exercise price, and our promissory notes were subject to prepayment, the exercise prices of the awards were not fixed. Accordingly, stock options exercisable or exercised with non-recourse promissory notes are subject to variable accounting under APB No. 25. Additionally, certain stock options for which evidence of authorization could not be located are being accounted for as variable awards.

For variable awards, the intrinsic value of our stock options is remeasured each period based on the difference between the fair market value of our stock as of the end of the reporting period and the grant recipient’s exercise price. As a result, the amount of compensation expense or benefit to be recognized each period fluctuates based on changes in our closing stock price from the end of the previous reporting period to the end of the current reporting period. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation expense for these awards is recognized over the vesting period using an accelerated method of recognition in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan, An Interpretation of APB Opinions No. 15 and 25. Variable accounting is applied until there is a measurement date, the award is exercised, forfeited or expires, or the related note is repaid.

We account for modifications to stock options under FIN No. 44, which was effective July 1, 2000. Modifications include, but are not limited to, acceleration of vesting, extension of the exercise period following termination of employment and/or continued vesting while not providing substantive services. Compensation expense is recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurs while not providing substantive services, on the date of modification. The intrinsic value of the award is the difference between the fair market value of our common stock on the date of modification and the optionee’s exercise price.

We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In accordance with these accounting standards, the fair value of stock options issued to non-employees is determined on the date of grant using the Black-Scholes option pricing model. If a performance commitment exists, the fair value of the award is amortized to compensation expense over the service period using the ratable method. A performance commitment exists if performance by the counterparty to earn the equity instruments is probable because of sufficiently large disincentives for nonperformance, provided the Company has no history of not enforcing such terms. If a performance commitment does not exist, a measurement date does not occur until performance is complete. In these instances, the fair value of the award is remeasured each period and compensation expense is recognized over the service period using the accelerated method of amortization in accordance with FIN No. 28.

We value stock options assumed in conjunction with business combinations accounted for using the purchase method at fair value on the date of acquisition using the Black-Scholes option-pricing model, in accordance with FIN No. 44. The fair value of assumed options is included as a component of the purchase price. The intrinsic value of unvested stock options is recorded as unearned stock-based compensation and amortized to expense over the remaining vesting period of the stock options using the straight-line method.

SFAS No. 123 established a fair value based method of accounting for stock-based plans. Companies that elect to account for stock-based compensation plans in accordance with APB No. 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS No. 123.

We account for our Employee Stock Purchase Plan (ESPP) in accordance with APB No. 25, SFAS No. 123 and FASB Technical Bulletin No. 97-1 (FTB 97-1), Accounting Under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. We calculate stock-based compensation expense under the fair value based method for shares issued pursuant to our 1998 ESPP based on an estimate of shares to be issued using estimated employee contributions.

Valuation of long-lived assets and other intangible assets (other than goodwill)

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

We determine the recoverability of long-lived assets and certain identifiable intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Such estimation process is highly subjective and involves significant management judgment. Determination of impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the year ended December 31, 2004, we recorded an impairment expense of $6.7 million associated with the remaining vacant building we owned that had been placed for sale. During the year ended December 31, 2003, we recorded an impairment expense of $16.9 million associated with our two vacant buildings we owned. During the year ended December 31, 2002, we did not record any impairment expenses on long-lived assets or certain intangible assets. If our estimates or the related assumptions change in the future, we may be required to record an impairment expense on long-lived assets and certain intangible assets to reduce the carrying amount of these assets. Net intangible assets and property and equipment were $116.7 million and $118.3 million at December 31, 2004 and 2003, respectively.

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

When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we further determine if an impairment exists based on a projected discounted cash flow in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We performed an annual impairment review in the fourth quarter of 2004, 2003, and 2002. We did not record an impairment expense based on our reviews. If our estimates or the related assumptions change in the future, we may be required to record impairment expense on goodwill to reduce its carrying amount to its estimated fair value.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets and presented in the related notes thereto. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. In addition, to the extent that we are unable to continue to reinvest a substantial portion of our profits in our Israeli operations, we may be subject to additional tax rate increases in the future. Our taxes could increase if these tax rate incentives are not renewed upon expiration, tax rates applicable to us are increased, authorities challenge our tax strategy, or our tax strategy is affected by new laws or rulings. To the extent that we are able to continue to reinvest a substantial portion of our profits in lower tax jurisdictions, our tax rate may decrease in the future.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance for the entire portion of our net operating losses related to the income tax benefits arising from the exercise of employees’ stock options. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially affect our financial position and results of operations.

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

For equity investments in publicly traded companies, we record a loss on investment in our consolidated statements of operations when we determine the decline in fair value below the carrying value is other-than-temporary. The ultimate value realized on these equity investments is subject to market price volatility until they are sold. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, earnings/revenue outlook, operational performance, management/ownership changes, competition, and stock price performance. Our on-going review may result in additional impairment expenses in the future which could significantly affect our results of operations.

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

The Motive warrant is treated as a derivative instrument due to a net settlement provision and is recorded at its fair value on each reporting period. We calculate the fair value of the Motive warrant using the Black-Scholes option-pricing model. The option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. A decline in the U.S. stock market and the market price of Motive’s common stock could contribute to volatility in our reported results of operations.

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

In June 2004, the EITF reached a consensus on EITF No. 02-14, Whether an Investor Should Apply Equity Method of Accounting to Investments Other Than Common Stock. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. EITF No. 02-14 was effective for periods beginning after September 15, 2004. The adoption of EITF No. 02-14 does not have an effect on our consolidated financial position, results of operations or cash flows.

In September 2004, the EITF reached a consensus on EITF No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. In accordance with EITF No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Potential shares should be calculated using the if-converted method or the net share settlement method. EITF No. 04-8 was effective for periods ending after December 15, 2004 and should be applied by retroactively adjusting previously reported diluted earnings per share. We adopted EITF No. 04-8 in the fourth quarter of 2004 and have included 9,673,050 shares issuable upon the conversion of our 2003 Notes in the diluted earnings per share computation, unless these shares are deemed to be anti-dilutive. Diluted earnings per share for the years ended December 31, 2003 has been retroactively adjusted to conform to the methodology used for the current period. See Note 8 to the consolidated financial statements for additional information regarding our 2000 and 2003 Notes.

In December 2004, the Financial Accounting Standard Board issued Statement No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The standard requires public companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense over the service period or the vesting period. The standard also requires public companies to initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. We are required to adopt the new standard for interim or annual periods beginning after June 15, 2005. Upon the adoption of SFAS No. 123R, we can elect to recognize stock-based compensation related to employees equity awards in our consolidated statements of operations using fair value based method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of fair value based method in the Notes to Consolidated Financial Statements for periods prior to the adoption. We expect the adoption of SFAS No. 123R to have a significant effect on our results of operations.

Risk Factors

In addition to the other information included in this amended Annual Report on Form 10-K/A, you should carefully consider the risks described below before deciding to invest in us or maintain or increase your investment. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem not significant may also affect our business operations. If any of these risks actually occur, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment. These risk factors are as disclosed in our originally filed Form 10-K and have not been updated as part of our amended filing.

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

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed. Our ability to successfully implement our business plan and comply with regulations, including Sarbanes-Oxley Act of 2002, requires an effective planning and management system and process. We will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have licensed software from SAP AG and have begun a process to expand and upgrade our operational and financial systems. Any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record and report financial and management information on a timely and accurate basis. In addition, as we add additional functionality, new problems could arise that we have not foreseen. Such problems could adversely affect our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, affect our ability to manage our business and our results of operations, cash flows, and stock price could be negatively affected.

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

The success of our business depends on the efforts and abilities of our senior management and other key personnel. We depend on the continued services and performance of our senior management and other key personnel. We do not have long-term employment agreements with any of our key personnel. The loss of any of our executive officers or other key employees could hurt our business. The loss of senior personnel can result in significant disruption to our ongoing operations and new senior personnel must spend a significant amount of time learning our business and our systems in addition to performing their regular duties. Additionally, our inability to attract new senior executives and key personnel could significantly affect our business results.

Our international sales and operations subject us to risks that can adversely affect our revenue and operating results. International sales have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, international revenues were 40%, 39%, and 37% for the years ended December 31, 2004, 2003, and 2002, respectively. We face risks associated with our international operations, including:

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

Our financial results may be positively or negatively affected by foreign currency fluctuations. A substantial portion of our research and development activities are performed in Israel. In addition, our foreign operations are generally transacted through our international sales subsidiaries and offices in the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific (APAC); and Japan. The Americas includes Brazil, Canada, Mexico, and the United States of America. EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. As a result, these sales and related expenses are denominated in currencies other than the U.S. dollar. Because our financial results are reported in U.S. dollars, our results of operations may be positively or adversely affected by fluctuations in the rates of exchange between the U.S. dollar and other currencies, including:

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

We attempt to limit foreign exchange exposure through operational strategies and by using forward contracts to offset the effects of exchange rate changes on intercompany trade balances. This requires us to approximate the intercompany balances. We may not be successful in making these estimates. If these estimates are overstated or understated during periods of currency volatility, we could experience material currency gains or losses on forward contracts and our financial position and results of operations may be significantly affected.

Acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, or divert the attention of our management and may result in financial results that are different than expected. In July 2004, we acquired Appilog. In August 2003, we acquired Kintana. In addition, in May 2003, we completed our acquisition of Performant and in May 2001, we acquired Freshwater Software. In the event of any future acquisitions, we could:

•	issue stock that would dilute the ownership of our then-existing stockholders;

•	incur debt;

•	assume liabilities;

•	incur expenses for the impairment of the value of acquired assets; or

•	incur amortization expense related to intangible assets.

If we fail to achieve the financial and strategic benefits of past and future acquisitions, our operating results will be negatively affected.

Acquisitions involve numerous other risks, including:

•	difficulties in integrating or coordinating the different research and development, sales programs, facilities, operations, technologies, or products;

•	failure to achieve targeted synergies;

•	unanticipated costs and liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on our existing business relationships with suppliers and customers or those of the acquired organization;

•	difficulties in entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

In addition, for purchase acquisitions completed to date, the development of these technologies remains a significant risk due to the remaining efforts to achieve technical feasibility, changing customer markets, and uncertainty of new product standards. Efforts to develop these acquired technologies into commercially viable products consist of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse affect on our business and operating results.

In the normal course of business, we frequently engage in discussions with parties relating to possible acquisitions. As a result of such transactions, our financial results may differ from the investment community’s expectations in a given quarter. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows, and stock price could be negatively affected.

Future changes in financial accounting standards may adversely affect our reports results of operations. For example, under the newly-issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, we will be required to account for equity under our stock plans using fair value based model on the option grant date and record it as a stock-based compensation expense. Our net income and our earnings per share will be significantly reduced or may reflect a loss. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing model and disclose the pro forma effect on net income (loss) and net income (loss) per share in Note 1 to our consolidated financial statements for the years ended December 31, 2004, 2003, and 2002. A fair value based model such as the Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005, and will require us to expense shares issued under employee stock purchase plans and stock options as a stock-based compensation expense using a fair value based model.

Investments may become impaired and require us to reduce earnings. At December 31, 2004, our equity investments in non-consolidated companies were composed of investments in privately-held companies of $4.1 million, a private equity fund of $8.0 million and a warrant to purchase common stock of Motive of $0.9 million. At December 31, 2004, our total capital contributions to this private equity fund were $9.0 million. We have committed to make additional capital contributions to this private equity fund up to $6.0 million in the future. We may be required to incur expenses for the impairment of value of our investments. For the year ended December 31, 2004, we recorded losses of $0.5 million on one of our investments in privately-held companies and a loss of $0.6 million on our investment in the private equity fund. Unrealized gain related to a change in fair value of the Motive warrant was $0.5 million for the year ended December 31, 2004. For the year ended December 31, 2003, we recorded losses of $2.4 million, $0.6 million, and $0.5 million on three of our investments in privately-held companies, and a loss of $0.4 million on our investment in the private equity fund. The losses on our investments in privately-held companies and private equity fund for the year ended December 31, 2003 were partially offset by an unrealized gain of $0.4 million for the initial value of the Motive warrant. For the year ended December 31, 2002, we recorded losses of $3.4 million, $1.5 million and $0.4 million on three of our investments in privately-held companies. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months. We closely monitor the financial health of the private companies in which we hold minority equity investments. We may continue to make investments in other companies. If we determine in accordance with our standard accounting policies that impairment has occurred, then additional losses would be recorded.

The Motive warrant is treated as a derivative instrument due to a net settlement provision. The warrant is recorded at its fair value on each reporting date using the Black-Scholes option-pricing model. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. Estimating the fair value of the warrant requires management judgment and may have an effect on our financial positions and results of operations.

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

In addition, 9,673,050 shares issuable upon the conversion of our 2003 Notes are included in our diluted net income per share calculation upon the adoption of Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share in the fourth quarter of 2004. As required by EITF No. 04-08, we also retroactively adjusted previously reported diluted earnings per share.

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

Our exposure to market rate risk includes risk of change in interest rates, foreign exchange rate fluctuations, and loss in equity investments.

Interest rate risk

We mitigate market risk associated with our investments by placing our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. We have classified all of our debt securities investments as either held to maturity or available-for-sale. Marketable equity securities are classified as short-term investments. At December 31, 2004, we did not hold any marketable equity securities. At December 31, 2004, $182.9 million, or 16.1% of our cash, cash equivalents, and investment portfolio have original maturities of less than 90 days, and an additional $447.5 million, or 39.3% of our cash, cash equivalents, and cash investment portfolio had original maturities of less than one year. All debt securities classified as held-to-maturity investments mature in less than three years as required by our policy. From time to time, we also invest in auction rate securities, which we classify as available-for-sale investments. Information about our investment portfolio in debt securities is presented in the table below which states notional amounts and the related weighted-average interest rates. Amounts represent maturities from the reporting date to the dates shown below for each of the twelve-month periods (in thousands):

	December 31,
	2005	2006	2007 and thereafter	Total	Fair Value
Investments maturing within 30 days at December 31, 2004:
Fixed rate	$212,620	$—	$—	$212,620	$212,620
Weighted average rate	2.30%	—	—	2.30%	—
Investments maturing more than 30 days after December 31, 2004:
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

The fair value of our 2000 Notes fluctuates based upon changes in the price of our common stock, changes in interest rates, and changes in our creditworthiness. The fair market value of our 2000 Notes at December 31, 2004 was $301.5 million while the face value and book value was $300.0 million and $304.5 million, respectively. To mitigate the risk of fluctuation in the fair value of our 2000 Notes, we entered into an interest rate swap arrangement. The fair value of our 2003 Notes fluctuates based upon changes in the price of our common stock and changes in our creditworthiness. The fair market value of the 2003 Notes at December 31, 2004 was $525.2 million while the face value and the book value was $500.0 million. See Note 8 to the consolidated financial statements for transactions regarding our 2000 Notes and 2003 Notes.

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

The value of the interest rate swap is determined using various inputs, including forward interest rates and time to maturity. Under the terms of the swap, we provided initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. Our interest rate swap was recorded as an asset in our consolidated balance sheets as of December 31, 2004 and 2003, but continues to decrease in value as interest rates rise. If market changes continue to negatively affect the value of the swap, the swap may become a liability in our consolidated balance sheets. In the event we chose to terminate the swap before maturity, and the swap was a liability due to an unfavorable value, we would be obligated to pay to our counterparty the market value of the swap at the termination date.

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

See Notes 8, 14 and 19 (unaudited) to the consolidated financial statements for additional information regarding our 2000 Notes and 2003 Notes and the related interest rate swap activities. Please note that the information in this amended Annual Report on Form 10-K/A, including the descriptions of the Notes set forth herein, is as of December 31, 2004 and, therefore, does not reflect the modifications made to the terms of the Notes subsequent to December 31, 2004 which are described in Item 7 above and Note 19, “Subsequent Events (unaudited),” of the Notes to Consolidated Financial Statements.

Foreign exchange rate risk

A portion of our business is conducted in currencies other than the U.S. dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenue. We enter into foreign exchange forward contracts to minimize the short-term effect of foreign currency fluctuations on foreign currency denominated intercompany balances attributable to subsidiaries and foreign offices in the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific (APAC); and Japan. The Americas includes Brazil, Canada, Mexico, and the United States of America. EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. We had outstanding forward contracts with notional amounts totaling $31.2 million and $31.5 million at December 31, 2004 and 2003, respectively. The forward contracts in effect at December 31, 2004 matured on January 31, 2005 and were hedges of certain foreign currency exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Korean Won, Norwegian Kroner, South African Rand, Swedish Kroner, and Swiss Franc.

We also utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this program include the Canadian Dollar, Hong Kong Dollar, Israeli Shekel, and Singapore Dollar. We had outstanding forward contracts with notional amounts totaling $23.7 million and $42.6 million at December 31, 2004 and 2003, respectively.

Gains or losses on forward contracts are recognized as “Other income (expense), net” in our consolidated statements of operations in the same period as gains or losses on the underlying revaluation of intercompany balances and non-functional currency balances. Net gains or losses on forward contracts and the underlying balances did not have any material effect to our financial position. We do not believe an immediate increase of 10% in the exchange rates of the U.S. dollar to other foreign currencies would have a material effect on our operating results or cash flows.

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

If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments, we cannot assure that we will be able to sell them at a gain or even recover our investment. The decline in the U.S. stock market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on our investments in these public and private companies. We have a policy to review our equity investments portfolio. If we determine that the decline in value in one of our equity investments is other-than-temporary, we record a loss on investment in our consolidated statements of operations to write down these equity investments to the market value.

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

In addition, we have a warrant to purchase common stock of Motive, Inc. The warrant is treated as a derivative instrument due to a net settlement provision. The Motive warrant is marked to market at each reporting date, using the Black-Scholes option-pricing model. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. Any significant fluctuations in the common stock price of Motive may have an effect on our financial positions and results of operations. The fair value of the warrant was $0.9 million and $0.4 million as of December 31, 2004 and 2003, respectively.

Item 8.	Financial Statements and Supplementary Data

Financial statements required pursuant to this Item are presented beginning on page 85 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Background Findings and Restatement

In November 2004, the Company was contacted by the Securities and Exchange Commission (“SEC”) as part of an informal inquiry entitled In the Matter of Certain Option Grants (SEC File No. MHO-9858). The Company voluntarily produced documents in response to this request, which was followed by an additional document request by the SEC in April 2005. In June 2005, in the course of responding to the SEC’s inquiry, we determined that there were potential problems with the dating and pricing of stock option grants and with the accounting for these option grants.

Our Board of Directors promptly formed a Special Committee of disinterested directors with broad authority to investigate and address the Company’s past stock option practices. The Special Committee was composed of two disinterested members of our Board of Directors and Audit Committee, Clyde Ostler and Brad Boston. The Special Committee retained the law firm of O’Melveny & Myers LLP as its independent outside counsel. O’Melveny & Myers LLP hired Ernst & Young LLP as independent accounting experts to aid in its investigation. In August 2005, the Special Committee concluded that the actual dates of determination for certain past stock option grants differed from the originally stated grant dates for such awards. Because the prices at the originally stated grant dates were lower than the prices on the actual dates of the determination, we determined we should have recognized material amounts of stock-based compensation expense which were not previously accounted for in our previously issued financial statements. Therefore, our Board of Directors concluded that our previously issued unaudited interim and audited annual consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, as well as the unaudited interim financial statements for the first quarter ended March 31, 2005, should no longer be relied upon because these financial statements contained misstatements and would need to be restated. In October 2005, we disclosed that the SEC inquiry had been converted to a formal investigation.

On November 2, 2005, we announced that the Special Committee had made certain determinations as a result of its review of the Company’s past stock option practices. The Special Committee found that certain stock option grants utilized a grant date, the date used to determine the strike price of the option, that differed from the date on which the option appeared to have been actually granted. In almost every such instance, the price on the actual grant date was higher than the price on the stated grant date, meaning that the misdating had the effect of permitting the recipients of the options to exercise at a strike price lower than the price on the actual grant date. The Special Committee found that the intentional selection of a favorable price for option grants had occurred in numerous instances, including the vast majority of stock option grants between January 1996 and April 2002, and occurred with respect to grants to all levels of employees. The Special Committee further found that our then Chief Executive Officer Amnon Landan, Chief Financial Officer Doug Smith, and General Counsel Susan Skaer (“Prior Management”) were each aware of and, to varying degrees, participated in these practices. Each of them also benefited personally from the practices. Although each of these officers asserts that he or she did not focus on the fact that the practices and their related accounting were improper, the Special Committee concluded that each of them knew or should have known that the practices were contrary to the option plan and proper accounting. The Special Committee also found that on at least three occasions, option exercises by Company executives including Mr. Landan appear to have been reported as having occurred on a date that differed from the date at which the exercise actually happened. This difference in reported versus actual dates reduced the executives’ taxable income significantly and exposed the Company to possible penalties for failure to pay withholding taxes. After reviewing the results of the investigation, our Board of Directors determined that it would be appropriate to accept the resignations of the Prior Management tendered on November 1, 2005.

Other findings by the Special Committee issued in this report included the following: (a) Questions should have been raised in the minds of the Compensation Committee members from 1998 to 2002 (who included present directors Igal Kohavi, Yair Shamir and Giora Yaron) as to whether grants they approved were properly dated. The Special Committee also concluded that it appears that the Compensation Committee members reasonably, but mistakenly, relied on certain former members of senior management to prepare the proper documentation for the option grants and to account for the options properly; (b) Five instances of stock option grants for which authorizing documents were not located; (c) Numerous instances in which employees terminating pursuant to separation agreements (with continued stock vesting) did not perform any significant duties during the separation period and were employees in name only; (d) Numerous factors that contributed to the administration of the stock option plans in a manner that was inconsistent with their terms, and the failure of the Company to identify more promptly those deviations as well as the ramifications of those practices; and (e) A $1.0 million loan to Mr. Landan in 1999 (which has since been repaid) lacked documentation supporting its approval by our Board of Directors.

In November 2005, following the resignation of Prior Management, our Board of Directors expanded the mandate of the Special Committee. Specifically, the Special Committee was requested to work in conjunction with the Company to conduct a supplemental review of the principal financial reporting control areas of the Company and the key individuals functioning in these areas during the relevant time periods. Specifically, the purpose of the supplemental review was to determine whether the work previously carried out by the Company could be relied upon with respect to matters other than the stock option related matters that were the subject of the Special Committee’s initial efforts (“recertification procedures”). These recertification procedures identified several instances in which other established controls appear to have been deliberately overridden between 1997 and early 2002 to permit certain former members of senior management (including our then CEO Amnon Landan and then CFO Sharlene Abrams) at times to manage or influence the timing of quarter-end shipments and influence the timing and level at which certain expense items and accruals were recorded to achieve a desired consistency of reported financial results. While the practice of influencing quarter-end shipments did not result in any misstatements of reported financial results or the need for any accounting adjustment, the lack of public disclosure of this practice was improper. In addition, the recertification procedures identified what appears to have been several instances of efforts to influence the timing and level at which certain expense items and accruals were recorded. These activities did not result in additional adjustments to the restated consolidated financial statements contained within this Form 10-K/A because they occurred in periods prior to the year ended December 31, 2002 and related principally to the timing of transactions. In addition, through our recertification procedures we also identified certain other errors in accounting determinations and judgments relating to transactions occurring in years 2004, 2003 and 2002 which, although immaterial, have been reflected in the restated consolidated financial statements contained herein.

Concurrent with the supplemental review, our management, under the oversight of the Audit Committee, completed an internal review in order to prepare the restated consolidated financial statements which included evaluations of the previously carried out accounting and led to adjustments for: (a) stock option grants made to persons before they became employees; (b) stock options exercised or exercisable with promissory notes; (c) modifications of stock options for employees in transition or advisory roles; (d) tax treatment for the disqualification of incentive stock options and conversion to non-qualified stock options; (e) stock issued in connection with our Employee Stock Purchase Plan; and (f) the assumptions, models and data used in connection with our pro forma disclosures pursuant to SFAS No. 123. The internal review included the evaluation of information and a number of transactions from 1994 to the present. During the course of completing this work, we also identified certain other errors in accounting determinations and judgments related to transactions occurring in fiscal years 2004, 2003 and 2002 that, although immaterial, current management has included in the restated consolidated financial statements. Restatement adjustments are further described in Note 3 of the Notes to the Consolidated Financial Statements.

On June 23, 2006, the SEC Staff, as part of the “Wells” process by which the SEC Staff affords individuals and companies the opportunity to present their views regarding potential action by the SEC, advised counsel for directors Igal Kohavi, Yair Shamir and Giora Yaron that the SEC Staff is considering recommending that the Commission file a civil enforcement proceeding against each of these directors under applicable provisions of the federal securities laws. If charges are brought, the SEC may seek a permanent injunction against further violations of the securities laws, an order permanently barring these directors from serving as officers or directors of any SEC registered company, and civil monetary penalties. The charges under consideration would allege that each of these directors knew or should have known about the manipulation of grant dates and that each knew, or was reckless in not knowing, the impact that option backdating would have on our financial results. The directors have advised the SEC Staff that they intend to file a Wells submission arguing that they did not violate the federal securities laws, that they did not participate in or know of option backdating, and that the charges under consideration are legally and factually without basis. Former officers are likely to receive or have received similar Wells notices. The formal SEC investigation of the Company is continuing. In light of the Wells notice, the aforementioned directors have offered to withdraw from their respective positions on the applicable committees of the Company’s Board of Directors, and the Board has accepted that offer.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current Chief Executive Officer (“CEO”) and current Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K/A. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

At the time that our Annual Report on Form 10-K for the year ended December 31, 2004 was filed on March 14, 2005, our then CEO and then CFO concluded that our disclosure controls and procedures were effective as of December 31, 2004. Subsequent to that evaluation, our management, including our current CEO and current CFO, concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of December 31, 2004 because of the material weaknesses in our internal control over financial reporting discussed below. Notwithstanding the material weaknesses described below, our current management, based upon the substantial work performed during the restatement process, has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control Over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our current CEO and current CFO conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our current management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004:

1.

Control environment. We did not maintain an effective control environment based on criteria established in the COSO framework. Specifically, we did not maintain controls adequate to prevent or detect instances of intentional override or intervention of our controls or intentional misconduct by certain former members of senior management. Also, there was a lack of attention to identifying and responding to such instances. This lack of an effective control environment permitted certain former members of senior management, including Prior Management, to deliberately override certain controls between 1992 through March 31, 2005 resulting in certain transactions not being properly accounted for in the Company’s consolidated financial statements and contributing to the need to restate certain of our previously issued financial statements. Each of these former members of our senior management appears to have also personally benefited from these practices. In addition, the Compensation Committee of the Company’s Board of Directors mistakenly relied on certain former members of senior management to appropriately discharge the duties delegated to them. Furthermore, we did not adequately monitor certain of our control practices, demonstrate a commitment to integrity and objectivity and foster a consistent and open flow of information and communication between those initiating transactions and those responsible for their financial reporting. Certain former members of senior management intentionally exploited this environment as follows:

a.	Stock-based compensation. Certain former members of senior management (including our then CEO and then CFO) intentionally deviated from our controls over the accounting for our stock option transactions, which resulted in the creation of misleading accounting records. Additionally, these certain former members of senior management either knew or should have known that the vast majority of our stock options transactions occurring between January 1996 and April 2002 were not appropriately accounted for in accordance with generally accepted accounting principles.

b.	Earnings management. Between 1997 and 2002, we identified several instances where certain former members of senior management (including our then CEO and then CFO) appear to have deliberately overridden controls in order to manage or influence the timing of quarter-end shipments, without public disclosure, and to influence the timing and level at which certain expense items and accruals were made in order to inappropriately achieve a desired consistency of reported financial results, without appropriate public disclosure.

c.	Executive compensation. In 1999, a loan was made to our former CEO (which has since been repaid) that lacked appropriate documentation including approval by the Company’s Board of Directors. The aforementioned loan was referred to in several of our periodic public disclosures but not all of its significant terms were clearly and completely disclosed. In addition, certain inappropriate expense reimbursements were made to our former CEO.

This control environment material weakness contributed to the override of controls by certain former members of senior management, which in turn resulted in the restatement of our consolidated financial statements for the years 2004, 2003, 2002, each of the quarters of 2004, and 2003, as well as the first quarter of 2005. Additionally, this control environment material weakness could result in misstatements of any of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

The material weakness in our control environment contributed to the existence of the following additional material weakness.

2.	Controls over stock-based compensation expense. We did not maintain effective controls over the accounting for and disclosure of our stock-based compensation expense. Specifically, effective controls, including monitoring, were not maintained to ensure the existence, completeness, valuation and presentation of our stock-based compensation transactions related to the granting, modifying and exercising (including in certain instances with promissory notes) of our stock options. In addition, effective controls were not maintained over the granting of stock purchase rights to employees through our Employee Stock Purchase Plan. This control deficiency resulted in the misstatement of our stock-based compensation expense and additional paid-in capital accounts and related financial disclosures, and in the restatement of the Company’s consolidated financial statements for the years 2004, 2003, 2002, each of the quarters of 2004, and 2003, as well as the first quarter of 2005. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2004, our Prior Management, including our then CEO and then CFO, concluded that we maintained effective internal control over financial reporting as of December 31, 2004. Our current CEO and current CFO have subsequently concluded that the material weaknesses described above existed as of December 31, 2004. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in Internal Control-Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K/A.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

It is important to note that based on the additional procedures performed as part of the Company’s restatement of its financial statements, current management has concluded that certain important improvements were made to the control environment commencing in mid-2002, including: (i) an improved commitment to competency manifested by the hiring of more experienced and senior finance and legal personnel, (ii) the implementation of additional financial controls that enhanced independent judgment and review, including as appropriate segregation of duties and increased employee responsibility and accountability for the completeness of the Company’s disclosures, (iii) the establishment of processes and procedures to increase communications between the financial reporting and accounting functions and senior management, including our Audit Committee, and (iv) instituting a formal code of conduct and whistle-blower policy. While we believe that the improvements made to our control environment after mid-2002, if viewed on a stand-alone basis, could be sufficient for an adequate control environment in areas other than stock-based compensation and the intentional override of controls by Prior Management, the fact that the Prior Management continued in their respective roles and in some instances exercised the ability to override stock option controls and proper accounting treatment during 2004, leads us to conclude that the material weaknesses described above existed as of December 31, 2004.

Management is committed to remediating the material weaknesses identified above by implementing changes to the Company’s internal control over financial reporting. Management along with our Board of Directors has implemented, or is in the process of implementing, the following changes to the Company’s internal control over financial reporting:

•	After reviewing the results of the investigation to date, our Board of Directors determined that it would be appropriate to accept the resignations of our then CEO, CFO and General Counsel. Our Board of Directors has since appointed a new Chief Executive Officer, a new Chief Financial Officer and a new General Counsel, who together with other members of our senior management are committed to achieving transparency through effective corporate governance, a strong control environment, the business standards reflected in our Code of Business Conduct and Ethics, and financial reporting and disclosure completeness and integrity.

•	We have established an Internal Audit function, which reports to our Audit Committee, and created the role of the Chief Compliance Officer. Through these functions we will implement enhancements to our independent monitoring of controls and expanded education, compliance training and review programs to strengthen employees’ competency, independent judgment and intolerance for questionable practices and emphasize the importance of improved communication among the Company’s various internal departments and regional operations - focused initially on the identified control weaknesses, but over time with a commitment to make efforts to continuously improve our broader control environment.

•

We have changed our stock-based compensation transaction procedures and approval policies to require additional and more systematic authorization to ensure that all stock option transactions adhere to the Company’s approved plans and stated policies, and that all such transactions are reflected in the

Company’s stock administration systems and have appropriate supporting documentation. In addition, we have modified the CEO expense reimbursement and other CEO payment procedures to be consistent with our standard control practices and subject to periodic review by our Internal Audit function.

•	Our Board of Directors has adopted certain further enhancements to our corporate governance and oversight, including a formal separation of the roles of Chairman and CEO, strengthening the independence of our Board of Directors by adding two additional independent members to provide additional expertise and independence, reconstituting the membership of our Board Committees and making additional advisory resources available to our Board of Directors and its committees, including the Compensation Committee.

Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

Management is currently in the process of evaluating our internal control over financial reporting as of December 31, 2005 as prescribed by Section 404 of the Sarbanes-Oxley Act of 2002. Although the Company has not fully remediated the material weaknesses described above, it believes that it has made substantial progress. The Company is actively engaged in the implementation of other remediation efforts to address the material weaknesses identified in the Company’s internal control over financial reporting. As a result, we expect to conclude in our Annual Report on Form 10-K for the year ended December 31, 2005 that our internal control over financial reporting was not effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this amended Annual Report on Form 10-K/A and incorporated by reference to our definitive proxy statement filed on March 31, 2005 pursuant to Regulation 14A for our annual meeting of stockholders, which was held on May 19, 2005.

Item 10.	Directors and Executive Officers of the Registrant

As described in Note 19, “Subsequent Events (unaudited),” of the Notes to Consolidated Financial Statements, we have experienced several changes in our management since the original filing of our Annual Report on Form 10-K for the year ended December 31, 2004, including the resignations of Amnon Landan, Douglas P. Smith and Susan J. Skaer that we announced on November 2, 2005 and the appointment of Anthony Zingale as Chief Executive Officer and David J. Murphy as Chief Financial Officer on that date. The following list does not give effect to these or other changes in management that have occurred since February 28, 2005. Our executive officers as of February 28, 2005 were as follows:

Name	Age	Position
Amnon Landan	46	Chief Executive Officer and Chairman of the Board of Directors
Anthony Zingale	49	President, Chief Operating Officer, and Director
Douglas P. Smith	53	Executive Vice President and Chief Financial Officer
James Larson	46	Senior Vice President of Worldwide Field Operations
David J. Murphy	42	Senior Vice President, Corporate Development and Business Transformation
Yuval Scarlat	41	Senior Vice President, Products
Bryan J. LeBlanc	38	Vice President, Finance and Operations
Susan J. Skaer	41	Vice President, General Counsel and Secretary

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

The information concerning our directors required by this Item is incorporated by reference to our proxy statement under the heading “Election of Directors—Nominees” in our proxy statement.

The information concerning our audit committee financial expert and our audit committee required by this Item is incorporated by reference to our proxy statement under the “Audit Committee” under the heading “Board Structure and Compensation”.

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to our proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”.

Our Code of Business Conduct and Ethics (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) is available on our website at www.mercury.com/us/company/ir/corp-governance/ under “Code of Business Conduct and Ethics”. We will post amendments to or waivers from a provision of the Code of Business Conduct and Ethics on our website at www.mercury.com/us/company/ir/corp-governance under “Code of Business Conduct and Ethics”.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our proxy statement under the heading “Executive Compensation”. Please note, however, that:

(a) As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we revised the grant dates of certain of our previously issued stock options. As a result of these grant date revisions, certain stock options with stated grant dates in the fourth quarter of 2001 granted to two of our Named Executive Officers (Douglas Smith, to purchase 400,000 shares of our common stock, and James Larson, to purchase 125,000 shares) have been deemed to have actually been granted during the first quarter of 2002. Those option grants are therefore now being treated as having been granted during 2002 and, therefore, should be disclosed in the “Summary Compensation Table” in our proxy statement as “Long-Term Compensation—Securities Underlying Options” issued to Messrs. Smith and Larson during 2002; and

(b) We have, subsequent to the date of our proxy statement, entered into agreements with each of Douglas Smith and Amnon Landan in the fourth quarter of 2005 and first quarter of 2006, respectively, which had the effect, among other things, of increasing exercise prices of certain stock options held by each of them. These agreements, which we have previously disclosed on Current Reports on Form 8-K, by increasing the exercise prices of certain of these individuals’ stock options, would have had the effect of decreasing the Value Realized (with respect to Mr. Smith) and the Value of Unexercised In-the-Money Options at Fiscal Year End (with respect to Messrs. Landan and Smith) disclosed in the table under the heading “Aggregate Option Exercises In Last Fiscal Year And Fiscal Year End Option Values” in our proxy statement, had those amended exercise prices been in effect as of December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated by reference to our proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management”.

The information regarding securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to our proxy statement under the heading “Equity Compensation Plan Information”.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our proxy statement under the heading “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our proxy statement under the heading “Principal Auditor Fees and Services”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1. Financial Statements.

The following financial statements of Mercury Interactive Corporation are filed as a part of this report:

2. Schedules

Financial statement schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit Number			Incorporated by Reference
		Description	Form	File No.	Exhibit(s)	Filing Date
3.1		Certificate of Incorporation of Mercury, as amended and restated to date.	S-1	33-68554	3.3	October 29, 1993

3.2		Certificate of Amendment of Restated Certificate of Incorporation dated May 20, 1998.	10-Q	000-22350	3.1	November 16, 1998

3.3		Certificate of Amendment of Restated Certificate of Incorporation dated May 26, 1999.	S-3	333-95097	4.1	January 20, 2000

3.4		Certificate of Amendment of Restated Certificate of Incorporation dated May 24, 2000.	10-K	000-22350	3.2	March 29, 2001

3.5		Certificate of Amendment of Restated Certificate of Incorporation dated May 19, 2004.	10-Q	000-22350	3.1	August 9, 2004

3.6		Corrected Certificate of Amendment of Restated Certificate of Incorporation dated June 4, 2004.	10-Q	000-22350	3.2	August 9, 2004

3.7		Amended and Restated Bylaws of Mercury.	10-K	000-22350	3.3	March 5, 2004

10.1	*	Form of Directors’ and Officers’ Indemnification Agreement.	10-Q	000-22350	10.2	August 14, 2003

Exhibit Number			Incorporated by Reference
		Description	Form	File No.	Exhibit(s)	Filing Date
10.2	*	Form of Change of Control Agreement entered into by Mercury with the President of European Operations.	10-K	000-22350	10.26	March 31, 1999

10.3	*	Form of Amended and Restated Change of Control Agreement entered into by Mercury with the Chairman and the Chief Financial Officer.	8-K	000-22350	10.2	December 21, 2004

10.4	*	Amended and Restated Change of Control Agreement by and between Mercury and Anthony Zingale dated December 15, 2004.	8-K	000-22350	10.3	December 21, 2004

10.5		Preferred Shares Rights Agreement dated July 5, 1996.	8-A12G	000-22350	1	July 9, 1996

10.6		Amendment to Rights Agreement dated March 31, 1999.	8-A12G/A	000-22350	1	April 2, 1999

10.7		Amendment No. Two to Rights Agreement, dated May 19, 2000.	8-A12G/A	000-22350	1	May 22, 2000

10.8		Amendment No. 3 to Preferred Shares Rights Agreement dated April 23, 2003.	10-Q	000-22350	4.3	April 30, 2003

10.9		Purchase and Sale Agreement by and between WHSUM Real Estate Limited Partnership and Mercury dated December 1, 2000.	10-K	000-22350	10.12	March 29, 2001

10.10		Form of Note for Mercury’s 4.75% Convertible Subordinated Notes due July 1, 2007.	10-Q	000-22350	4.1	August 14, 2000

10.11		Indenture between Mercury, as Issuer and State Street Bank and Trust Company of California, National Association, as Trustee dated July 3, 2000 related to Mercury’s 4.75% Convertible Subordinated Notes due July 1, 2007.	10-Q	000-22350	4.2	August 14, 2000

10.12		Registration Rights Agreement among Mercury and Goldman, Sachs & Co., Chase Securities Inc. and Deutsche Banc Securities Inc. dated July 3, 2000 related to Mercury’s 4.75% Convertible Subordinated Notes due July 1, 2007.	10-Q	000-22350	4.3	August 14, 2000

10.13		Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated January 17, 2002 (as revised on January 31, 2002), and Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated February 26, 2002.	10-K	000-22350	10.18	March 27, 2002

Exhibit Number			Incorporated by Reference
		Description	Form	File No.	Exhibit(s)	Filing Date
10.14		Indenture, dated as of April 29, 2003, by and between Mercury and U.S. Bank National Association related to Zero Coupon Senior Convertible Notes due 2008.	10-Q	000-22350	4.1	April 30, 2003

10.15		Form of Note for Mercury’s Zero Coupon Senior Convertible Notes due 2008.	10-Q	000-22350	4.1	April 30, 2003

10.16		Registration Rights Agreement, dated as of April 23, 2003, by and between Mercury and UBS Warburg LLC related to Zero Coupon Senior Convertible Notes due 2008.	10-Q	000-22350	4.2	April 30, 2003

10.17		Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated November 5, 2002.	10-Q	000-22350	10.1	April 30, 2003

10.18		Agreement and Plan of Merger among Freshwater Software, Inc., Mercury and Aqua Merger Company dated as of May 21, 2001.	10-Q	000-22350	10.1	August 14, 2001

10.19		Agreement and Plan of Merger dated as of June 9, 2003, among Kintana, Inc., Mercury, Kanga Merger Corporation, Kanga Acquisition L.L.C. and Raj Jain as Stockholders’ Representative.	10-Q	000-22350	10.1	August 14, 2003

10.20		Lease Agreement by and between 369 Whisman Associates, L.P. and Mercury, dated as of December 15, 2003.	10-K	000-22350	10.19	March 5, 2004

10.21	*	Mercury Long-Term Incentive Plan.	8-K	000-22350	10.1	December 21, 2004

10.22	*	401(k) Plan.	S-1	33-68554	10.12	October 29, 1993

10.23	*	Amended and Restated 1989 Stock Option Plan.	S-8	333-62125	4.1	August 24, 1998

10.24	*	1994 Directors’ Stock Option Plan and Forms of Notice of Grant and Stock Option Agreement.	S-8	33-95178	10.1	July 31, 1995

10.25	*	Amended and Restated 2000 Supplemental Stock Option Plan and Forms of Notice of Grant and Stock Option Agreement.	S-8	333-56316	4.2	February 28, 2001

10.26	*	Amended and Restated 1998 Employee Stock Purchase Plan and Form of Subscription Agreement.	S-8	333-111915	4.2	January 14, 2004

10.27	*	Amended and Restated 1999 Stock Option Plan and Forms of Notice of Grant and Stock Option Agreement.	S-8	333-111915	4.1	January 14, 2004

10.28	*	Conduct Ltd. 1998 Share Option Plan.	S-8	333-94837	4.1	January 18, 2000

10.29	*	Freshwater Software, Inc. 1997 Stock Plan.	S-8	333-61786	4.1	May 29, 2001

Exhibit Number			Incorporated by Reference
		Description	Form	File No.	Exhibit(s)	Filing Date
10.30	*	Performant, Inc. 2000 Stock Option/Restricted Stock Plan.	S-8	333-106646	4.1	June 30, 2003

10.31	*	Kintana, Inc. 1997 Equity Incentive Plan.	S-8	333-108266	4.1	August 27, 2003

10.32	*	Chain Link Technologies Limited Company Share Option Scheme.	S-8	333-108266	4.2	August 27, 2003

10.33	*	Appilog, Inc. 2003 Stock Option Plan.	S-8	333-117599	4.1	July 23, 2004

10.34	*	Letter Agreement by and between Mercury and Kenneth Klein, effective as of December 30, 2003.	10-K	000-22350	10.20	March 5, 2004

10.35	*	Employment Agreement dated December 1, 2004 by and between Mercury and Anthony Zingale.	8-K	000-22350	10.1	December 3, 2004

10.36	*	Amended and Restated Employment Agreement dated August 28, 2000 by and between Mercury and Douglas Smith.	10-K	000-22350	10.16	March 29, 2001

10.37	*	Employment Agreement dated February 11, 2005 by and between Mercury and Amnon Landan.	10-K	000-22350	10.37	March 14, 2005

10.38	*	Form of Notice of Grant and Stock Option Agreement between Mercury and Anthony Zingale.	8-K	000-22350	10.3	December 3, 2004

10.39	*	Form of Notice of Grant and Stock Option Agreement between Mercury and Amnon Landan	8-K	000-22350	10.2	February 9, 2005

10.40	*	Form of Notice of Grant and Stock Option Agreement between Mercury and Executive Officers	8-K	000-22350	10.3	February 9, 2005

10.41	*	Form of Mercury Long-Term Incentive Plan Participation Notice	8-K	000-22350	10.1	February 9, 2005

10.42	*	Amended and Restated Mercury Long-Term Incentive Plan	10-K	000-22350	10.42	March 14, 2005

10.43	*	Mercury 2005 Annual Executive Incentive Plan	10-K	000-22350	10.43	March 14, 2005

10.44		Agreement of Sublease dated February 28, 2005, by and between Netscape Communications Corporation and Mercury	10-K	000-22350	10.44	March 14, 2005

10.45	*	Change of Control Agreement, dated December 1, 2004, by and between Mercury and Anthony Zingale	8-K	000-22350	10.2	December 3, 2004

14.1	**	Code of Business Conduct and Ethics.

21.1		Subsidiaries of Mercury.	10-K	000-22350	21.1	March 14, 2005

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit(s)	Filing Date

24.1‡	Power of Attorney (see page 81)

31.1‡	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2‡	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this amended Annual Report on Form 10-K/A.
**	See Item 10, Directors and Executive Officers of Registrant of this amended Annual Report on Form 10-K/A.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 3, 2006

MERCURY INTERACTIVE CORPORATION (Registrant)

By:	/S/ DAVID J. MURPHY
David J. Murphy Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ BRIAN A. STEIN
Brian A. Stein Chief Accounting Officer (Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Anthony Zingale and/or David J. Murphy and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ ANTHONY ZINGALE Anthony Zingale	President and Chief Executive Officer (Principal Executive Officer) and Director	July 3, 2006

/s/ DAVID J. MURPHY David J. Murphy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 3, 2006

/s/ BRIAN A. STEIN Brian A. Stein	Chief Accounting Officer (Principal Accounting Officer)	July 3, 2006

/s/ BRAD BOSTON Brad Boston	Director	July 3, 2006

/s/ JOSEPH COSTELLO Joseph Costello	Director	July 3, 2006

/s/ STANLEY KELLER Stanley Keller	Director	July 3, 2006

/s/ IGAL KOHAVI Igal Kohavi	Director	July 3, 2006

/s/ CLYDE OSTLER Clyde Ostler	Director	July 3, 2006

/s/ YAIR SHAMIR Yair Shamir	Director	July 3, 2006

/s/ GIORA YARON Giora Yaron	Chairman of the Board of Directors	July 3, 2006

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

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of Mercury Interactive Corporation and its subsidiaries (the “Company”) at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2004, the Company changed its method of accounting for contingently convertible equity securities in accordance with Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2004, 2003, and 2002 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that Mercury Interactive Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of not maintaining (1) an effective control environment and (2) effective controls over the accounting for and disclosure of its stock-based compensation expense, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004.

1.	Control environment. The Company did not maintain an effective control environment based on criteria established in the COSO framework. Specifically, the Company did not maintain controls adequate to prevent or detect instances of intentional override or intervention of their controls or intentional misconduct by certain former members of senior management. Also, there was a lack of attention to identifying and responding to such instances. This lack of an effective control environment permitted certain former members of senior management, including Prior Management (as defined in Item 9A), to deliberately override certain controls between 1992 through March 31, 2005 resulting in certain transactions not being properly accounted for in the Company’s consolidated financial statements and contributing to the need to restate certain of the Company’s previously issued financial statements. Each of these former members of their senior management appears to have also personally benefited from these practices. In addition, the Compensation Committee of the Company’s Board of Directors mistakenly relied on certain former members of senior management to appropriately discharge the duties delegated to them. Furthermore, the Company did not adequately monitor certain of their control practices, demonstrate a commitment to integrity and objectivity and foster a consistent and open flow of information and communication between those initiating transactions and those responsible for their financial reporting. Certain former members of senior management intentionally exploited this environment as follows:

a.	Stock-based compensation. Certain former members of senior management (including the Company’s then CEO and then CFO) intentionally deviated from the Company’s controls over the accounting for stock option transactions, which resulted in the creation of misleading accounting records. Additionally, these certain former members of senior management either knew or should have known that the vast majority of the Company’s stock options transactions occurring between January 1996 and April 2002 were not appropriately accounted for in accordance with generally accepted accounting principles.

b.	Earnings management. Between 1997 and 2002, the Company identified several instances where certain former members of senior management (including our then CEO and then CFO) appear to have deliberately overridden controls in order to manage or influence the timing of quarter-end shipments, without public disclosure, and to influence the timing and level at which certain expense items and accruals were made in order to inappropriately achieve a desired consistency of reported financial results, without appropriate public disclosure.

c.

Executive compensation. In 1999, a loan was made to the Company’s former CEO (which has since been repaid) that lacked appropriate documentation including approval by the Company’s Board of Directors. The aforementioned loan was referred to in several of the Company’s periodic public disclosures but not all of its significant terms were clearly and completely disclosed. In addition, certain inappropriate expense reimbursements were made to the Company’s former CEO.

This control environment material weakness contributed to the override of controls by certain former members of senior management, which in turn resulted in the restatement of the Company’s consolidated financial statements for the years 2004, 2003, 2002, each of the quarters of 2004, and 2003, as well as the first quarter of 2005. Additionally, this control environment material weakness could result in misstatements of any of the Company’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

The material weakness in the Company’s control environment contributed to the existence of the following additional material weakness.

2.	Controls over stock-based compensation expense. The Company did not maintain effective controls over the accounting for and disclosure of its stock-based compensation expense. Specifically, effective controls, including monitoring, were not maintained to ensure the existence, completeness, valuation and presentation of the Company’s stock-based compensation transactions related to the granting, modifying and exercising (including in certain instances with promissory notes) of the Company’s stock options. In addition, effective controls were not maintained over the granting of stock purchase rights to employees through the Company’s Employee Stock Purchase Plan. This control deficiency resulted in the misstatement of the Company’s stock-based compensation expense and additional paid-in capital accounts and related financial disclosures, and in the restatement of the Company’s consolidated financial statements for the years 2004, 2003, 2002, each of the quarters of 2004, and 2003, as well as the first quarter of 2005. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of the Company’s consolidated financial statements discussed in Note 3 to the consolidated financial statements, management has determined that the material weaknesses described above existed as of December 31, 2004. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that Mercury Interactive Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, Mercury Interactive Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California March 14, 2005, except for the restatement described in Note 3 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is July 3, 2006.

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2004	December 31, 2003
	(as restated) (1)	(as restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$182,868	$127,971
Short-term investments	447,453	589,389
Trade accounts receivable, net of sales reserve of $5,157 and $6,117, respectively	223,410	142,908
Deferred tax assets, net	3,445	442
Prepaid expenses and other assets	72,999	61,425

Total current assets	930,175	922,135
Long-term investments	508,120	516,348
Property and equipment, net	78,233	73,203
Investments in non-consolidated companies	13,031	13,928
Debt issuance costs, net	11,258	14,965
Goodwill	396,329	345,488
Intangible assets, net	38,452	45,126
Restricted cash	6,000	6,000
Interest rate swap	4,832	11,557
Long-term deferred tax assets, net	3,503	17,514
Other assets	23,548	17,456

Total assets	$2,013,481	$1,983,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,008	$17,584
Accrued liabilities	143,815	103,623
Income taxes	65,114	54,451
Deferred tax liabilities, net	2	17,514
Short-term deferred revenue	311,576	213,224

Total current liabilities	540,515	406,396
Convertible notes	804,483	811,159
Long-term deferred revenue	102,205	67,909
Other long-term payables	2,386	541

Total liabilities	1,449,589	1,286,005

Commitments and contingencies (Notes 9, 10 and 19)
Stockholders’ equity
Preferred stock: par value $0.002 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.002 per share, 560,000 shares authorized; 85,011 and 90,493 shares issued and outstanding, respectively	170	181
Additional paid-in capital	1,118,753	1,000,170
Treasury stock: at cost; 10,459 shares and 784 shares, respectively	(348,249)	(16,082)
Notes receivable from issuance of common stock	(5,456)	(7,929)
Unearned stock-based compensation	(9,822)	(40,308)
Accumulated other comprehensive loss	(13,182)	(6,219)
Accumulated deficit	(178,322)	(232,098)

Total stockholders’ equity	563,892	697,715

Total liabilities and stockholders’ equity	$2,013,481	$1,983,720

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
	(as restated) (1)	(as restated) (1)	(as restated) (1)
Revenues:
License fees	$261,382	$200,839	$192,214
Subscription fees	152,199	98,824	52,970

Total product revenues	413,581	299,663	245,184
Maintenance fees	196,215	159,023	122,262
Professional service fees	76,275	47,519	32,507

Total revenues	686,071	506,205	399,953

Costs and expenses:
Cost of license and subscription (including stock-based compensation*)	41,799	34,432	27,327
Cost of maintenance (including stock-based compensation*)	17,898	17,731	14,597
Cost of professional services (including stock-based compensation*)	63,737	40,321	25,510
Cost of revenue—amortization of intangible assets	10,019	5,189	1,833
Marketing and selling (including stock-based compensation*)	335,867	303,865	216,546
Research and development (including stock-based compensation*)	82,122	73,096	51,197
General and administrative (including stock-based compensation*)	63,802	55,904	30,914
Acquisition-related expenses	900	11,968	—
Restructuring, integration, and other related expenses	3,088	3,389	(537)
Amortization of intangible assets	5,544	2,281	542
Excess facilities expense	8,943	16,882	—

Total costs and expenses	633,719	565,058	367,929

Income (loss) from operations	52,352	(58,853)	32,024
Interest income	38,210	34,399	34,941
Interest expense	(24,627)	(22,824)	(24,994)
Other income (expense), net	(1,261)	(4,907)	4,308

Income (loss) before provision for income taxes	64,674	(52,185)	46,279
Provision for income taxes	10,898	10,401	9,219

Net income (loss)	$53,776	$(62,586)	$37,060

Net income (loss) per share—basic	$0.61	$(0.72)	$0.45

Net income (loss) per share—diluted	$0.53	$(0.72)	$0.42

Weighted average common shares—basic	87,668	86,609	82,712

Weighted average common shares and equivalents—diluted	103,237	86,609	87,214

* Stock-based compensation:
Cost of license and subscription	$1,201	$5,073	$2,517
Cost of maintenance	1,725	5,433	2,926
Cost of professional services	798	3,180	1,174
Marketing and selling	16,305	60,425	22,736
Research and development	8,199	16,404	9,906
General and administrative	6,232	15,148	(850)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Mercury Interactive Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

(as restated) (1)

	Common stock		Additional paid-in Capital	Treasury stock	Notes receivable from issuance of common stock	Unearned stock-based compensation	Accumulated other comprehensive loss	Retained earnings/ (Accumulated deficit)	Total stockholders’ equity	Comprehensive income (loss)
	Shares	Amount
Balance at December 31, 2001—as previously reported	82,849	$166	$232,750	$(16,082)	$(11,164)	$(4,795)	$(2,265)	$155,735	$354,345
Adjustment to opening stockholders’ equity	(8)	—	494,466	—	(904)	(132,336)	—	(362,307)	(1,081)

Balance at December 31, 2001—as restated, see Note 3	82,841	166	727,216	(16,082)	(12,068)	(137,131)	(2,265)	(206,572)	353,264
Unearned stock-based compensation	—	—	4,010	—	—	(4,010)	—	—	—
Amortization of stock based compensation expense	—	—	—	—	—	36,891	—	—	36,891
Stock-based compensation expense	—	—	1,518	—	—	—	—	—	1,518
Reversal of unearned stock-based compensation	—	—	(15,410)	—	—	15,410	—	—	—
Collection of notes receivable	—	—	—	—	879	—	—	—	879
Interest on notes receivable	—	—	638	—	(191)	—	—	—	447
Stock issued under stock option and employee stock purchase plans	1,875	4	23,803	—	(769)	—	—	—	23,038
Currency translation adjustments	—	—	—	—	—	—	540	—	540	$540
Net income	—	—	—	—	—	—	—	37,060	37,060	37,060

Balance at December 31, 2002—as restated, see Note 3	84,716	170	741,775	(16,082)	(12,149)	(88,840)	(1,725)	(169,512)	453,637	$37,600

Unearned stock-based compensation	—	—	49,317	—	—	(49,317)	—	—	—
Amortization of stock based compensation expense	—	—	—	—	—	90,995	—	—	90,995
Stock-based compensation expense	—	—	14,668	—	—	—	—	—	14,668
Reversal of unearned stock-based compensation	—	—	(8,425)	—	—	8,425	—	—	—
Collection of notes receivable	—	—	—	—	4,186	—	—	—	4,186
Repurchase of shares upon cancellation of notes receivable	(20)	—	(289)	—	289	—	—	—	—
Interest on notes receivable	—	—	(100)	—	(255)	—	—	—	(355)
Stock options assumed in conjunction with acquisitions	—	—	39,923	—	—	(1,571)	—	—	38,352
Issuance of stock in conjunction with acquisitions	2,237	4	88,529	—	—	—	—	—	88,533
Stock issued under stock option and employee stock purchase plans	3,560	7	74,772	—	—	—	—	—	74,779
Currency translation adjustments	—	—	—	—	—	—	(4,494)	—	(4,494)	$(4,494)
Net loss	—	—	—	—	—	—	—	(62,586)	(62,586)	(62,586)

Balance at December 31, 2003—as restated, see Note 3	90,493	181	1,000,170	(16,082)	(7,929)	(40,308)	(6,219)	(232,098)	697,715	$(67,080)

Mercury Interactive Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—(Continued)

(in thousands)

(as restated) (1)

	Common stock		Additional paid-in Capital	Treasury stock	Notes receivable from issuance of common stock	Unearned stock-based compensation	Accumulated other comprehensive loss	Retained earnings/ (Accumulated deficit)	Total stockholders’ equity	Comprehensive income (loss)
	Shares	Amount
Unearned stock-based compensation	—	—	(7,073)	—	—	7,073	—	—	—
Amortization of stock based compensation expense	—	—	—	—	—	18,454	—	—	18,454
Stock-based compensation expense	—	—	16,006	—	—	—	—	—	16,006
Reversal of unearned stock-based compensation	—	—	(4,959)	—	—	4,959	—	—	—
Tax benefit from stock options	—	—	339	—	—	—	—	—	339
Collection of notes receivable	—	—	—	—	1,689	—	—	—	1,689
Repurchase of shares upon cancellation of notes receivable	(3)	—	(718)	—	718	—	—	—	—
Interest on notes receivable	—	—	304	—	66	—	—	—	370
Purchase of treasury stock	(9,675)	(19)	—	(332,167)	—	—	—	—	(332,186)
Stock options assumed in conjunction with acquisition	—	—	10,401	—	—	—	—	—	10,401
Stock issued under stock option and employee stock purchase plans	4,196	8	104,283	—	—	—	—	—	104,291
Currency translation adjustments	—	—	—	—	—	—	(6,963)	—	(6,963)	$(6,963)
Net income	—	—	—	—	—	—	—	53,776	53,776	53,776

Balance at December 31, 2004—as restated, see Note 3	85,011	$170	$1,118,753	$(348,249)	$(5,456)	$(9,822)	$(13,182)	$(178,322)	$563,892	$46,813

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2004	2003	2002
	(as restated) (1)	(as restated) (1)	(as restated) (1)
Cash flows from operating activities:
Net income (loss)	$53,776	$(62,586)	$37,060
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,691	17,869	14,704
Sales reserve	1,873	1,193	3,342
Unrealized (gain) loss on interest rate swap	51	8	(406)
Amortization of intangible assets	15,563	7,470	2,375
Stock-based compensation	34,460	105,663	38,409
Gain on early retirement of debt	—	—	(11,610)
Loss on investments in non-consolidated companies	1,138	3,959	5,296
Loss on disposals of assets	642	—	—
Gain on sale of available-for-sale securities	(336)	—	—
Unrealized gain on warrant	(502)	(435)	—
Write-off of in-process research and development	900	11,968	—
Excess facilities expense	8,943	16,882	—
Tax benefit from employee stock options	339	—	—
Deferred income taxes	(6,504)	1,928	—
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(76,186)	(40,878)	(27,698)
Prepaid expenses and other assets	(13,617)	(18,309)	(4,614)
Accounts payable	1,152	3,167	(451)
Accrued liabilities	30,975	20,018	9,912
Income taxes	10,645	201	825
Deferred revenue	125,579	112,212	64,581
Other long-term payables	1,845	541	—

Net cash provided by operating activities	212,427	180,871	131,725

Cash flows from investing activities:
Maturities of investments	544,135	453,142	382,261
Purchases of held-to-maturity investments	(481,887)	(809,395)	(303,427)
Increase in restricted cash	—	—	(6,000)
Proceeds from sale of available-for-sale investments	1,124,255	1,498,549	637,635
Purchases of available-for-sale investments	(1,034,438)	(1,687,095)	(871,973)
Proceeds from return on investment in non-consolidated company	1,525	—	—
Purchases of investments in non-consolidated companies	(2,625)	(1,500)	(2,244)
Cash paid in conjunction with the acquisition of Performant, net	—	(22,028)	—
Cash paid in conjunction with the acquisition of Kintana, net	(163)	(136,653)	—
Cash paid in conjunction with a technology purchase from Allerez	—	(1,270)	—
Cash paid in conjunction with a domain name purchase	—	(650)	—
Cash paid in conjunction with the acquisition of Appilog, net	(49,543)	—	—
Net proceeds from sale of assets and vacant facilities	2,684	—	—
Acquisition of property and equipment, net	(32,684)	(17,093)	(8,164)

Net cash provided by (used in) investing activities	71,259	(723,993)	(171,912)

Cash flows from financing activities:
Proceeds from issuances of convertible notes, net	—	488,056	—
Proceeds from issuances of common stock under stock option and employee stock purchase plans	103,981	74,779	23,038
Purchase of treasury stock	(332,186)	—	—
Retirement of convertible subordinated notes	—	—	(64,640)
Collection of notes receivable from issuance of common stock, net of tax	2,059	3,830	1,326

Net cash provided by (used in) financing activities	(226,146)	566,665	(40,276)

Effect of exchange rate changes on cash	(2,643)	(194)	1,287

Net increase (decrease) in cash and cash equivalents	54,897	23,349	(79,176)
Cash and cash equivalents at beginning of year	127,971	104,622	183,798

Cash and cash equivalents at end of year	$182,868	$127,971	$104,622

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

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

In July 2004, we acquired Appilog, Inc. In May and August of 2003, we acquired Performant, Inc. and Kintana, Inc., respectively. These transactions were accounted for as purchases, and accordingly, the operating results of Performant, Kintana, and Appilog have been included in our consolidated financial statements since the dates of the acquisition. See Note 6 for a full description of the acquisitions.

Basis of presentation

We have wholly-owned sales subsidiaries in the Americas; Europe, the Middle East and Africa (EMEA); Asia Pacific (APAC); and Japan for marketing, distribution and support of products and services. The Americas includes Brazil, Canada, Mexico, and the United States of America (the U.S.). EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom (the U.K.). APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. Research and development activities are primarily conducted in our Israeli subsidiary. The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Foreign currency translation

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the functional currency, generally the local currency, into U.S. dollars, the reporting currency. This process results in exchange gains or losses which, under the relevant accounting guidance, are either included within the consolidated statements of operations or as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive loss”. If any subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is reflected as cumulative translation adjustments included in accumulated other comprehensive income (loss). However, if the functional currency is deemed to be the U.S. dollar, any gain or loss associated with the translation of these financial statements is recorded as “Other income (expense), net” in our consolidated statements of operations.

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

Under SFAS No. 133, as amended, we are required to recognize all derivatives on the consolidated balance sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through the consolidated statements of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as on the type of hedging relationship. See Note 14 for a full description of our derivative financial instruments and related accounting policies.

Cash and cash equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Short-term and long-term investments

We have categorized our debt securities as either held to maturity or available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We classify all held-to-maturity securities with remaining maturities of less than one year as short-term investments and all held-to-maturity securities with remaining maturities greater than one year as long-term investments. As required by our policy, debt securities categorized as held-to-maturity have contractual maturities of less than three years, and are carried on our consolidated balance sheets at amortized cost. We categorize auction rate securities as available-for-sale short-term investments. Auction rate securities are reported on our consolidated balance sheets at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no unrealized gains or losses related to these securities were recognized during the years ended December 31, 2004, 2003, and 2002. Gross realized gains and losses on sales of available-for-sale debt securities were not material for the years ended December 31, 2004, 2003, and 2002. The cost basis of securities sold is based on the specific identification method. See “Reclassifications” in Note 1 for information regarding prior period adjustments to the classification of auction rate securities.

We review our investments in debt securities for potential impairment on a regular basis. As part of the review process, we consider the credit ratings of these securities and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated improvement of the investee’s financial condition. We will record an impairment loss on investments for any other-than-temporary decline in fair value of these debt

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities below their cost basis. For the years ended December 31, 2004, 2003, and 2002, we did not record any impairment losses that were related to other-than-temporary declines in the fair value of our debt securities. At December 31, 2004, we did not record any unrealized losses on our debt securities related to an impairment determined to be temporary.

Marketable equity securities are classified as available-for-sale and are reported at fair value, based on quoted market prices, with unrealized gains or losses, net of tax, recorded as a component of “Accumulated other comprehensive income or loss” in our consolidated statements of stockholders’ equity. The cost basis of securities sold is based on the specific identification method. We evaluate whether or not any of our marketable equity securities has experienced an other-than-temporary decline in fair value on a regular basis. As part of the evaluation process, we consider factors such as earnings/revenue outlook, operational performance, management/ownership changes, competition, and stock price performance. If we determine that a decline in fair value of a marketable equity security below carrying value is other-than-temporary, it is our policy to record a loss on investment in our consolidated statements of operations and write down the marketable equity security to its fair value. Gains are recognized in our consolidated statements of operations when such gains are realized. At December 31, 2004 and 2003, we did not have any investments in marketable equity securities.

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

The portfolio of short-term and long-term investments (including a cash balance of $74.0 million) by their contractual maturities as of December 31, 2004 was included in the following captions in the consolidated balance sheet (in thousands):

Available-for-Sale Securities	December 31,				Fair Value
	2005	2006	2007 and thereafter	Total
Investments	$255,876	$—	$115,125	$371,001	$371,001

Held-to-Maturity Securities
Cash and cash equivalents	$182,868	$—	$—	$182,868	$182,863
Investments	76,452	223,576	284,544	584,572	581,733

	$259,320	$223,576	$284,544	$767,440	$764,596

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risks

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents, investments, and accounts receivable. We invest primarily in marketable securities and place our investments with high quality financial, government, or corporate institutions. Accounts receivable are derived from sales to customers located primarily in the U.S., EMEA, and APAC. We perform ongoing credit evaluations of our customers and to date have not experienced any material losses. For the years ended December 31, 2004, 2003, and 2002, no single customer accounted for more than 10% of revenue.

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

The fair market value of our 4.75% Convertible Subordinated Notes due July 1, 2007 issued in 2000 (2000 Notes) was $301.5 million and $297.4 million at December 31, 2004 and 2003, respectively, based on the quoted market price. The fair market value of our Zero Coupon Senior Convertible Notes due 2008 issued in 2003 (2003 Notes) was $525.2 million and $574.5 million at December 31, 2004 and 2003, respectively, based on the quoted market price.

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

Investments in non-consolidated companies

Investments in non-consolidated companies consist of a warrant to purchase common stock of a publicly traded company, minority equity investments in privately-held companies, and private equity funds. We make these investments for business and strategic purposes. Investments in privately-held companies and private equity funds are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We record the warrant at its fair value at each reporting date using Black-Scholes option-pricing model because it is considered a derivative instrument under SFAS No. 133. We periodically monitor our investments for impairment and will record reductions in carrying values for investments in privately-held companies and private equity funds, if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above its estimated fair value, or if a company has completed a financing with new third-party investors based on a valuation significantly lower than the carrying value of our investment and the decline is deemed to be other-than-temporary, it is our policy to record a loss on investment in our consolidated statements of operations. In calculating the loss on our investments, we consider the most recent valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

Consolidation of variable interest entities

In January 2003, the Financial Accounting Standard Board (FASB) issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which relates to the identification of and financial reporting for variable-interest entities. FIN No. 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN No. 46 are required to

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB issued FIN No. 46(R). The FASB deferred the effective date for variable interest entities that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. The adoption of FIN No. 46(R) did not have a material effect on our financial position or results of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired in an acquisition. In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result, we ceased to amortize goodwill and reclassified certain intangible assets to goodwill. We are also required to perform an impairment review of goodwill on an annual basis or more frequently if circumstances change.

The impairment review involves a two-step process as follows:

•	Step 1—We compare the fair value of our reporting units to the carrying value, including goodwill of each of these units. For each reporting unit where the carrying value, including goodwill, exceeded the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work would be performed and no impairment expense would be necessary.

•	Step 2—If we determine in Step 1 that the carrying value of a reporting unit exceeded our fair value, we would perform an allocation of the fair value of the reporting unit to our identifiable tangible and non-goodwill intangible assets and liabilities. This would derive an implied fair value for the reporting unit’s goodwill. We would then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of our goodwill, an impairment loss would be recognized for the excess.

Intangible assets

Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. We amortize intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives for our identifiable intangible assets is three months to six years.

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

See Note 4 for excess facilities expenses recorded during the years ended December 31, 2004 and 2003. No excess facilities expense was recorded in the year ended December 31, 2002.

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

Stock-based compensation

We account for stock-based compensation for options granted to our employees and members of our Board of Directors using Accounting Principles Board (APB) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standard Board Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25, and comply with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123.

Under APB No. 25, compensation expense is measured as of the date on which the number of shares and exercise price become fixed. Generally, this occurs on the grant date, in which case the stock option is accounted for as a fixed award as of the date of grant. If the number of shares or exercise price is not fixed as of the grant date, the stock option is accounted for as a variable award until such time as the number of shares and/or exercise price becomes fixed, or the stock option is exercised, is cancelled or expires.

Compensation expense associated with fixed awards is measured as the difference between the fair market value of our stock on the date of grant and the grant recipient’s exercise price, which is the intrinsic value of the

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

award on that date. No compensation expense is recognized if the grant recipient’s exercise price equals the fair market value of our common stock on the date of grant. Stock compensation expense will be recognized over the vesting period using the ratable method, whereby an equal amount of expense is recognized for each year of vesting.

Promissory notes used in the past to exercise stock options are non-recourse in nature, and therefore we account for such transactions in accordance with Emerging Issues Task Force Consensus No. 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan Features Under APB Opinion No. 25” (EITF 95-16) and FIN No. 44. Our determination that they are non-recourse was based on a series of factors that, when assessed collectively, indicated the promissory note holders were not at risk, despite the recourse provisions of the notes. These factors included, among other things; such loans were secured by the stock issued, loan interest in numerous circumstances was forgiven, and repurchase of shares by us in instances in which the value of the stock pledged as security for the loan was less than the loan amount upon maturity of the note or the note holder’s termination of employment. Since interest associated with non-recourse promissory notes is considered part of the option’s exercise price, and our promissory notes were subject to prepayment, the exercise prices of the awards were not fixed. Accordingly, stock options exercisable or exercised with non-recourse promissory notes are subject to variable accounting under APB No. 25. Additionally, certain stock options for which evidence of authorization could not be located are being accounted for as variable awards.

For variable awards, the intrinsic value of our stock options is remeasured each period based on the difference between the fair market value of our stock as of the end of the reporting period and the grant recipient’s exercise price. As a result, the amount of compensation expense or benefit to be recognized each period fluctuates based on changes in our closing stock price from the end of the previous reporting period to the end of the current reporting period. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation expense for these awards is recognized over the vesting period using an accelerated method of recognition in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan, An Interpretation of APB Opinions No. 15 and 25. Variable accounting is applied until there is a measurement date, the award is exercised, forfeited or expires, or the related note is repaid.

We account for modifications to stock options under FIN No. 44, which was effective July 1, 2000. Modifications include, but are not limited to, acceleration of vesting, extension of the exercise period following termination of employment and/or continued vesting while not providing substantive services. Compensation expense is recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurs while not providing substantive services, on the date of modification. The intrinsic value of the award is the difference between the fair market value of our common stock on the date of modification and the optionee’s exercise price.

We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In accordance with these accounting standards, the fair value of stock options issued to non-employees is determined on the date of grant using the Black-Scholes option pricing model. If a performance commitment exists, the fair value of the award is amortized to compensation expense over the service period using the ratable method. A performance commitment exists if performance by the counterparty to earn the equity instruments is probable because of sufficiently large disincentives for nonperformance, provided the Company has no history of not enforcing such terms. If a performance commitment does not exist, a measurement date does not occur until performance is complete. In these instances, the fair value of the award is remeasured each period and compensation expense is recognized over the service period using the accelerated method of amortization in accordance with FIN No. 28.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We value stock options assumed in conjunction with business combinations accounted for using the purchase method at fair value on the date of acquisition using the Black-Scholes option pricing model, in accordance with FIN No. 44. The fair value of assumed options is included as a component of the purchase price. The intrinsic value of unvested stock options is recorded as unearned stock-based compensation and amortized to expense over the remaining vesting period of the stock options using the straight-line method.

SFAS No. 123 established a fair value based method of accounting for stock-based plans. Companies that elect to account for stock-based compensation plans in accordance with APB No. 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS No. 123.

The following table presents the effect on net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions under SFAS No. 123 to options granted under our stock option plans and rights to acquire stock granted under our 1998 Employee Stock Purchase Plan (1998 ESPP). For purposes of this pro forma disclosure, the value of options and rights to acquire stock granted under the 1998 ESPP are estimated using a Black-Scholes option pricing model and amortized to expense ratably over the vesting periods of the awards. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. The following pro forma disclosure has been restated to reflect changes in assumptions and corrections of errors related to both our reported net income (loss) and to the pro forma stock-based compensation amounts as determined under SFAS No. 123, identified in connection with our restatement (See Note 3, “Restatement of Consolidated Financial Statements”):

	Year ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
	(as restated) (1)	(as restated) (1)	(as restated) (1)
Net income (loss)	$53,776	$(62,586)	$37,060
Add:
Stock-based employee compensation expense included in reported net income (loss)	34,460	105,663	38,409
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards	(145,750)	(221,993)	(198,164)

Pro forma net loss	$(57,514)	$(178,916)	$(122,695)

Net income (loss) per share—basic, as reported	$0.61	$(0.72)	$0.45

Net loss per share—basic, pro forma	$(0.66)	$(2.07)	$(1.48)

Net income (loss) per share—diluted, as reported	$0.53	$(0.72)	$0.42

Net loss per share—diluted, pro forma	$(0.66)	$(2.07)	$(1.48)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

We account for our Employee Stock Purchase Plan (ESPP) in accordance with APB No. 25, SFAS No. 123 and FASB Technical Bulletin No. 97-1 (FTB 97-1), Accounting Under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. We calculate stock-based compensation expense under the fair value based method for shares issued pursuant to our 1998 ESPP based on an estimate of shares to be issued using estimated employee contributions.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize stock-based compensation expense using the ratable method over the vesting period of the related options, which is generally a four-year period. We have not provided an income tax benefit for stock-based compensation expense for the years ended December 31, 2004, 2003 and 2002, since it is more likely than not that deferred tax assets associated with this expense will not be realized. To the extent we realize the deferred tax assets associated with the stock-based compensation expense in the future, the income tax effects of such an event may be recognized at that time.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility and the expected life of an option. We estimate expected option lives and volatility rates based upon historical exercise patterns and volatility rates. Changes in these subjective input assumptions can materially affect our estimate of fair value.

For the period August 2002 through August 2004, our ESPP offering period allowed a two-year look back with rollover provisions and multiple purchase periods. As disclosed in our Restatement of Consolidated Financial Statements in Note 3, errors were noted in the application of FTB No. 97-1, which addresses plans with these features. Additionally, in connection with the restatement, we determined that certain assumptions we used previously to estimate the fair value of our stock options and stock purchase rights required correction. As a result, we have correctly applied FTB No. 97-1 and have also revised our estimate of the weighted average fair value of stock options and rights to acquire shares based on the following assumptions for the years ended December 31, 2004, 2003 and 2002 in the following table:

	Option plans			ESPP
	2004	2003	2002	2004	2003	2002
	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)
Expected life (years)	3.0 to 6.5	2.5 to 6.5	2.5 to 6.0	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Risk-free interest rate	1.99% to 4.03%	1.66% to 3.37%	1.99% to 5.10%	1.00% to 2.98%	1.06% to 3.75%	1.65% to 3.75%
Volatility	55% to 87%	70% to 99%	89% to 108%	35% to 113%	44% to 120%	80% to 124%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Based upon the above assumptions, the weighted average fair value of options granted under stock option plans during the years ended December 31, 2004, 2003, and 2002 was $24.16, $21.75, and $24.85 per share, respectively. The weighted average fair value of rights to acquire shares under the 1998 ESPP during the years ended December 31, 2004, 2003 and 2002 was $13.75, $15.92 and $16.16 per share, respectively. The following table presents the weighted average exercise price and fair value of options with exercise prices relative to market value on the grant date:

	Year Ended December 31,			Year Ended December 31,
	2004	2003	2002	2004	2003	2002
	Weighted average fair value	Weighted average fair value	Weighted average fair value	Weighted average exercise price	Weighted average exercise price	Weighted average exercise price
	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)
Options with exercise price:
At market value	$24.62	$22.43	$17.23	$41.63	$35.75	$27.72
Below market value	$22.85	$20.06	$26.55	$46.94	$32.50	$29.01

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

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

In the second quarter of 2003, we adopted EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. The adoption of this EITF did not have a material effect on our consolidated financial statements and we continue to account for our revenues in accordance with SOP 97-2, Software Revenue Recognition.

License revenue consists of license fees charged for the use of our products licensed under perpetual or multiple year arrangements in which the license fee is separately determinable from undelivered items such as maintenance and/or professional services. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier or the software is made available for download. At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable based on the payment terms associated with the transaction and whether collection is probable. If a significant portion of a fee is due after our normal payment terms, which are generally within 30-60 days of the invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue at the earlier of cash collection or as the fees become due. We assess the probability of collection based on a number of factors, including past transaction history with the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. For all sales, except those completed over the Internet, we use either a customer order document or signed license or service agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement.

Subscription revenue, including managed service revenue, consists of license fees to use one or more software products, and to receive maintenance support (such as customer support and product updates) for a limited period of time. Since subscription licenses include bundled products and services which are sold as a combined offering and for which the value of the license fee is not separately determinable from maintenance, both product and service revenue, is generally recognized ratably over the term of the subscription. Customers do not pay a set up fee associated with a subscription arrangement. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then the two generally become bundled together and are recognized over the term of the contract.

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

Professional service revenue consists of fees charged for product training and consulting services, which are determinable based upon vendor specific evidence of fair value. Professional service revenue is recognized as the professional services are delivered provided that all other revenue recognition requirements are met.

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

Sales commissions and deferred commissions

Sales commissions are paid to employees in the month after we receive an order. We sell our products under non-cancelable perpetual, subscription or term contracts. Sales commissions are calculated as a percentage of the sales value of a signed contract or a customer signed purchase order. Sales commission rates vary by position, title and the extent to which employees achieve rate accelerators by exceeding their quotas. Our policy is that sales commissions paid to employees are refundable to us when we are required to write off a customer accounts receivable because management has determined it has become uncollectible or in instances in which the revenue may no longer be recognized.

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription and term contracts with customers and consist of sales commissions paid to our sales employees. The deferred commissions are recognized over the term of the related customer contracts. The deferred commissions are realizable through the future revenue streams under the customer contracts. Recognition of deferred commissions is included in marketing and selling expense in the consolidated statements of operations. Deferred commissions are included in other current assets and non-current deferred commissions are included in other non-current assets on the consolidated balance sheets.

Sales reserve

Our license agreements and reseller agreements do not offer our customers or vendors the unilateral right to terminate or cancel the contract and receive a cash refund. In addition, the terms of our license agreements do not offer customers price protection.

We provide for sales returns based upon estimates of potential future credits, warranty cost of product and services and write-offs of bad debts related to current period product revenues. We analyze historical credits, historical bad debts, current economic trends, average deal size, changes in customer demand and acceptance of

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our products when evaluating the adequacy of the sales reserve. Revenues for the period are reduced to reflect the sales reserve provision. See Note 2 for a summary of changes in our sales reserve during the years ended December 31, 2004, 2003 and 2002.

Cost of license and subscription, maintenance, and professional services

Cost of license and subscription includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation, and production personnel, and outsourcing services. It also includes costs associated with our managed services business, including personnel-related costs, fees to providers of internet bandwidth and the related infrastructure, and depreciation expense of managed services equipment. Cost of maintenance includes direct costs of providing product customer support, largely consisting of personnel-related costs, and the cost of providing upgrades to our customers. We have not broken out the costs associated with license and subscription because these costs cannot be reasonably separated between license and subscription cost of revenue. Cost of professional services includes direct costs of providing product training and consulting, largely consisting of personnel-related costs and outsourcing service costs. License and subscription, maintenance, and professional services costs also include allocated facility expenses and allocated IT infrastructure expenses. Cost of revenue also includes a portion of amortization expenses for intangible assets that are associated with our current products. These amortization expenses were recorded as “Cost of revenue—amortization of intangible assets” in our consolidated income statement. See Note 7 for amortization expenses related to cost of license and subscription and cost of maintenance.

Research and development

Research and development costs are expensed as incurred.

Acquisition-related expenses

We expense as incurred all costs associated with in-process research and development (IPR&D), provided that technological feasibility of IPR&D has not been established and no future alternative uses of the technology exist.

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. For the years ended December 31, 2004, 2003, and 2002, advertising expenses totaled $8.3 million, $9.2 million and $5.9 million, respectively.

Net income per share

Net income per share is calculated in accordance with the provisions of SFAS No. 128, Earnings per Share, and EITF No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Under these accounting standards, public companies are required to report both basic and diluted net income per share. Basic net income per share consists of the weighted-average number of common shares outstanding. Diluted net income per share includes the weighted-average number of common shares outstanding, incremental common stock from assumed exercise of dilutive stock options and dilutive common stock issuable upon the conversion of our 2003 Notes as required by EITF 04-08.

Segment reporting

We comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating segments in annual and interim financial statements. We have four reportable operating segments: the Americas, EMEA, APAC, and Japan. These segments are organized, managed, and analyzed geographically and operate in one industry segment: the development, marketing, and selling of integrated application delivery, application management, and IT governance solutions. Our chief operating decision maker makes financial decisions and allocates resources based on internal management reports with financial information presented by geographic locations. Information related to geographic segments is included in Note 18.

Reclassifications

We classify auction rate securities as short-term investments. These investments had been classified as cash and cash equivalents, short-term and long-term investments in our consolidated balance sheets prior to 2004. Accordingly, we have reclassified these investments to short-term investments in our consolidated balance sheet as of December 31, 2003, to conform to the presentation at December 31, 2004.

As of December 31, 2003, prior to this classification adjustment, $421.3 million and $11.0 million of these investments was classified as cash and cash equivalents and long-term investments, respectively, in our consolidated balance sheet. For the years ended December 31, 2003 and 2002, prior to this classification adjustment, net cash used in investing activities related to these investments of $176.8 million and $180.0 million, respectively, was included in the change in cash and cash equivalents in our consolidated statements of cash flows.

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

In June 2004, the EITF reached a consensus on EITF No. 02-14, Whether an Investor Should Apply Equity Method of Accounting to Investments Other Than Common Stock. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. EITF No. 02-14 was effective for periods beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have an effect on our consolidated financial position, results of operations or cash flows.

In September 2004, the EITF reached a consensus on EITF No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. In accordance with EITF No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Potential shares should be calculated using the if-converted method or the net

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share settlement method. EITF No. 04-8 was effective for periods ending after December 15, 2004 and should be applied by retroactively adjusting previously reported diluted earnings per share. We adopted EITF No. 04-8 in the fourth quarter of 2004 and the adoption did not have an impact on our consolidated financial statements. See Note 8 to the consolidated financial statements for additional information regarding our 2000 and 2003 Notes.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The standard requires public companies to value employee stock options and stock issued under employee stock purchase plans using fair value based method on the grant date and record stock-based compensation expense over the service period or the vesting period. The standard also requires public companies to initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. We are required to adopt the new standard for interim or annual periods beginning after June 15, 2005. Upon the adoption of SFAS No. 123R, we can elect to recognize stock-based compensation related to employees equity awards in our consolidated statements of operations using fair value based method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of fair value based method in the Notes to Consolidated Financial Statements for periods prior to the adoption. We expect the adoption of SFAS No. 123R to have a significant effect on our results of operations.

NOTE 2—FINANCIAL STATEMENT COMPONENTS

The following table presents changes in our sales reserve during the years ended December 31, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2004	2003
	(in thousands)
	(as restated) (1)	(as restated) (1)
Beginning balance	$6,117	$7,431
Increase in sales reserve	1,873	1,193
Write-off of accounts receivable	(2,853)	(2,619)
Currency translation adjustments	20	112

Ending balance	$5,157	$6,117

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment is stated at cost and consists of the following (in thousands):

	December 31,
	2004	2003
	(in thousands)
	(as restated) (1)
Land and buildings	$44,084	$55,272
Computers and equipment	43,067	44,668
Internal use software	24,887	16,194
Office furniture and equipment	20,041	13,747
Leasehold improvements	11,320	8,864

	143,399	138,745
Less: Accumulated depreciation and amortization	(68,819)	(67,378)

	74,580	71,367
Construction in progress	3,653	1,836

	$78,233	$73,203

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Depreciation and amortization expense of property and equipment for the three years ended December 31, 2004, 2003, and 2002 was $17.6 million, $14.4 million, and $13.7 million, respectively. For the years ended December 31, 2003, 2002, and 2001, property and equipment acquired under capital leases were insignificant.

Accrued liabilities consists of the following (in thousands):

	December 31,
	2004	2003
	(in thousands)
	(as restated) (1)	(as restated) (1)
Compensation and related benefits	$89,987	$65,960
Interest on convertible subordinated notes	7,125	7,125
Sales tax and related	12,930	9,358
Unfavorable lease liabilities	2,714	4,284
Swap interest expense	1,929	1,174
Other	29,130	15,722

	$143,815	$103,623

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Other income (expense), net consists of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
	(in thousands)
	(as restated) (1)	(as restated) (1)	(as restated) (1)
Gain on early retirement of debt	$—	$—	$11,610
Foreign exchange gains (losses)	85	(214)	(1,867)
Gain on sale of available-for-sale securities	336	—	—
Gain on interest rate swap	—	—	407
Net loss on investments in non-consolidated companies and warrant	(636)	(3,524)	(5,296)
Bank fees	(895)	(698)	(519)
Other	(151)	(471)	(27)

	$(1,261)	$(4,907)	$4,308

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In November 2004, the Company was contacted by the Securities and Exchange Commission (“SEC”) as part of an informal inquiry entitled In the Matter of Certain Option Grants (SEC File No. MHO-9858). The Company voluntarily produced documents in response to this request, which was followed by an additional document request by the SEC in April 2005. In June 2005, in the course of responding to the SEC’s inquiry, we determined that there were potential problems with the dating and pricing of stock option grants and with the accounting for these option grants.

Our Board of Directors promptly formed a Special Committee of disinterested directors with broad authority to investigate and address our past stock option practices. The Special Committee was composed of two disinterested members of our Board of Directors and Audit Committee, Clyde Ostler and Brad Boston. The Special Committee retained the law firm of O’Melveny & Myers LLP as its independent outside counsel. O’Melveny & Myers LLP hired Ernst & Young LLP as independent accounting experts to aid in its investigation. In August 2005, the Special Committee concluded that the actual dates of determination for certain past stock option grants differed from the originally stated grant dates for such awards. Because the prices at the originally stated grant dates were lower than the prices on the actual dates of the determination, we determined we should have recognized material amounts of stock-based compensation expense which were not previously accounted for in our previously issued financial statements. Therefore, our Board of Directors concluded that our previously issued unaudited interim and audited annual consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, as well as the unaudited interim financial statements for the first quarter ended March 31, 2005, should no longer be relied upon because these financial statements contained misstatements and would need to be restated. In October 2005, we disclosed that the SEC inquiry had been converted to a formal investigation.

On November 2, 2005, the Special Committee made certain determinations as a result of its review of the Company’s past stock option practices. The Special Committee found that certain stock option grants utilized a grant date, the date used to determine the strike price of the option, that differed from the date on which the option appeared to have been actually granted. In almost every such instance, the price on the actual grant date was higher than the price on the originally stated date, meaning that the misdating had the effect of permitting the recipients of the options to exercise at a strike price lower than the price on the actual grant date. The Special Committee found that the intentional selection of a favorable price for option grants had occurred in numerous instances, including the vast majority of stock option grants between January 1996 and April 2002 and occurred with respect to grants to all levels of employees. The Special Committee further found that our then Chief Executive Officer Amnon Landan, Chief Financial Officer Doug Smith, and General Counsel Susan Skaer (“Prior Management”) were each aware of and, to varying degrees, participated in these practices. Each of them also benefited personally from the practices. Although each of these officers asserts that he or she did not focus on the fact that the practices and their related accounting were improper, the Special Committee concluded that each of them knew or should have known that the practices were contrary to the option plan and proper accounting. The Special Committee also found that on at least three occasions, option exercises by Company executives including Mr. Landan appear to have been reported as having occurred on a date that differed from the date at which the exercise actually happened. This difference in reported versus actual dates reduced the executives’ taxable income significantly and exposed the Company to possible penalties for failure to pay withholding taxes. After reviewing the results of the investigation, our Board of Directors determined that it would be appropriate to accept the resignations of the Prior Management tendered on November 1, 2005.

Other findings by the Special Committee issued in this report included the following: (a) Questions should have been raised in the minds of the Compensation Committee members from 1998 to 2002 (who included present directors Igal Kohavi, Yair Shamir and Giora Yaron) as to whether grants they approved were properly

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dated. The Special Committee also concluded that it appears that the Compensation Committee members reasonably, but mistakenly, relied on certain former members of senior management to prepare the proper documentation for the option grants and to account for the options properly; (b) Five instances of stock option grants for which authorizing documents were not located; (c) Numerous instances in which employees terminating pursuant to separation agreements (with continued stock vesting) did not perform any significant duties during the separation period and were employees in name only; (d) Numerous factors that contributed to the administration of the stock option plans in a manner that was inconsistent with their terms, and the failure of the Company to identify more promptly those deviations as well as the ramifications of those practices; and (e) A $1.0 million loan to Mr. Landan in 1999 (which has since been repaid) lacked documentation supporting its approval by our Board of Directors.

In November 2005, following the resignation of Prior Management, our Board of Directors expanded the mandate of the Special Committee. Specifically, the Special Committee was requested to work in conjunction with the Company to conduct a supplemental review of the principal financial reporting control areas of the Company and the key individuals functioning in these areas during the relevant time periods. Specifically, the purpose of the supplemental review was to determine whether the work previously carried out by the Company could be relied upon with respect to matters other than the stock option related matters that were the subject of the Special Committee’s initial efforts (“recertification procedures”). These recertification procedures identified several instances in which other established controls appear to have been deliberately overridden between 1997 and early 2002 to permit certain former members of senior management (including our then CEO Amnon Landan and then CFO Sharlene Abrams) at times to manage or influence the timing of quarter-end shipments and influence the timing and level at which certain expense items and accruals were recorded to achieve a desired consistency of reported financial results. While the practice of influencing quarter-end shipments did not result in any misstatements of reported financial results or the need for any accounting adjustment, the lack of public disclosure of this practice was improper. In addition, the recertification procedures identified what appears to have been several instances of efforts to influence the timing and level at which certain expense items and accruals were recorded. These activities did not result in additional adjustments to the restated consolidated financial statements contained within this Form 10-K/A because they occurred in periods prior to the year ended December 31, 2002 and related principally to the timing of transactions. In addition, through our recertification procedures we also identified certain other errors in accounting determinations and judgments relating to transactions occurring in years 2004, 2003 and 2002 which, although immaterial, have been reflected in the restated consolidated financial statements contained herein.

Concurrent with the supplemental review, our management, under the oversight of the Audit Committee, completed an internal review in order to prepare the restated consolidated financial statements which included evaluations of the previously carried out accounting and led to adjustments for: (a) stock option grants made to persons before they became employees; (b) stock options exercised or exercisable with promissory notes; (c) modifications of stock options for employees in transition or advisory roles; (d) tax treatment for the disqualification of incentive stock options and conversion to non-qualified stock options; (e) stock issued in connection with our Employee Stock Purchase Plan; and (f) the assumptions, models and data used in connection with our pro forma disclosures pursuant to SFAS No. 123. The internal review included the evaluation of information and a number of transactions from 1994 to the present. During the course of completing this work, we also identified certain other errors in accounting determinations and judgments related to transactions occurring in fiscal years 2004, 2003, and 2002 that, although immaterial, have been corrected in these restated consolidated financial statements.

On June 23, 2006, the SEC Staff, as part of the “Wells” process by which the SEC Staff affords individuals and companies the opportunity to present their views regarding potential action by the SEC, advised counsel for directors Igal Kohavi, Yair Shamir and Giora Yaron that the SEC Staff is considering recommending that the

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commission file a civil enforcement proceeding against each of these directors under applicable provisions of the federal securities laws. If charges are brought, the SEC may seek a permanent injunction against further violations of the securities laws, an order permanently barring these directors from serving as officers or directors of any SEC registered company, and civil monetary penalties. The charges under consideration would allege that each of these directors knew or should have known about the manipulation of grant dates and that each knew, or was reckless in not knowing, the impact that option backdating would have on our financial results. The directors have advised the SEC Staff that they intend to file a Wells submission arguing that they did not violate the federal securities laws, that they did not participate in or know of option backdating, and that the charges under consideration are legally and factually without basis. Former officers are likely to receive or have received similar Wells notices. The Company is continuing to cooperate fully with the formal SEC investigation that is ongoing. In light of the Wells notice, the aforementioned directors have offered to withdraw from their respective positions on the applicable committees of the Company’s Board of Directors and the Board has accepted that offer.

As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we have restated our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002. The impact of these errors also extended to the quarter ended March 31, 2005, which will also be restated, and to the periods prior to the year ended December 31, 2002. In these restated consolidated financial statements, the cumulative impact of the errors as of December 31, 2001 is represented as a reduction to beginning retained earnings as of January 1, 2002, resulting in an accumulated deficit as of that date.

Summary of Accounting Adjustments by Category

These restated consolidated financial statements include adjustments that are primarily related to the stock option matters and adjustments that are other matters resulting from of our internal review and the preparation of these restated consolidated financial statements.

The primary components of the restatement of our historical consolidated financial statements related to stock-based compensation are as follows:

•	We determined that, from 1994 through the quarter ended March 31, 2005, there were fifty-four instances in which the exercise price of stock options was established based on a stated grant date that was different from the actual grant date. As a result, we have restated our historical financial statements to record an increased stock-based compensation expense over the related vesting period for the intrinsic value at the actual grant date. In addition, for instances for which a misdated option grant was classified as an Incentive Stock Option (ISO), these incorrect dates had the effect of disqualifying such ISO tax treatment for such grant and converting the grant to a non-qualified stock option (NSO). The disqualification of ISO classification and the resulting conversion to NSO status, together with several instances in which the Company had deemed grants ISOs, but had inadvertently exceeded the qualifying limits established by the United States Internal Revenue Service (“IRS”), exposes us to additional withholding taxes. As a result, we have restated our historical financial statements to increase withholding tax liabilities.

•

We determined that, from 1998 through the quarter ended March 31, 2005, we had not properly accounted for stock options exercisable or exercised with promissory notes, including exercises by certain executive officers. Our previous accounting reflected the legal form of these notes, while as a part of our review we determined that we had not consistently adhered to the legal terms of these notes in practice. Specifically, these stock options should have been accounted for as variable awards since the

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

promissory notes were deemed non-recourse in nature for accounting purposes. We have numerous instances of a lack by former senior management (including our then CEO) of adherence of to the legal terms of the notes, evidenced by: 1) interest and principal forgiveness, 2) subsequent modifications to the length and collateral of the notes, and 3) additional principal added to the note without additional collateral. Additionally, these notes were secured only by the stock issued without any evidence that the Company would exercise its rights to enforce collection of amounts due under the note against other assets of the borrowers. The accumulation, over time, of substantive lack of adherence to the legal terms of these notes led us to determine that the notes should be deemed non-recourse in nature for accounting purposes due to the above factors, so the stock options exercised via these notes were still considered stock options, and not exercises, for accounting purposes. As such, interest due on the notes is considered part of the option’s exercise price. Accordingly, the exercise price of the stock options was not fixed on the grant date due to the ability of employees to exercise stock options with either cash or notes, which would result in different exercise prices for options, and to prepay the notes at any time. As a result, we have restated our historical financial statements to increase stock-based compensation expense which results in us recording a non-cash stock-based compensation expense for the net increase in the Company’s stock price, above the exercise price of these stock options, over the periods outstanding. Also, interest due on these promissory notes had been improperly recorded as an asset and as interest income in our historical consolidated financial statements. Interest due on these notes should have been considered part of the stock option’s exercise price, since the promissory notes were accounted for as stock options (and not exercises), and therefore should have been accounted for as a capital contribution and recorded to notes receivable (contra equity account) and additional paid-in capital. As a result, we have reclassified interest income related to these promissory notes to additional paid-in-capital. Interest receivable related to these promissory notes was also reclassified to notes receivable from issuance of common stock, a contra-equity account.

•	We determined that, from 1997 through the quarter ended March 31, 2005, we had not maintained accurate documentation, and had not properly accounted for stock-based compensation, for stock options issued to or modified for certain individuals who held consulting, transition or advisory roles with us either preceding or following their full-time employment with us. These included instances of continued vesting after an individual was no longer required to provide substantive services, or after an individual converted from an employee to a consultant or advisory role, continued vesting during an extended leave of absence, as well as individual extensions of option termination dates. Some of these types of modifications were not identified in our financial reporting processes and were therefore not properly reflected in our financial statements. As a result, we have restated our historical financial statements to increase stock-based compensation expense. In addition, severance and benefits paid to employees pursuant to separation agreements were not accrued on the date the employees stopped providing substantive services, which we have also restated for within these restated consolidated financial statements.

•	We determined that, on several occasions between 1998 and 2001, exercise dates for options exercised by certain executives appear to have been incorrectly reported. In each case, the price of our common stock was substantially lower on the reported exercise date than on the date the option was actually exercised. The reporting of such incorrect dates ordinarily would have the effect of significantly reducing the individuals’ taxable income, and as a result the Company has underreported liabilities associated with respect to such individuals’ withholding taxes, which we have also restated within these restated consolidated financial statements.

•

We identified a previously undetected error relating to the price used for Employee Stock Purchase Plan (ESPP) stock purchases for certain employees between August 2002 and August 2004. Our ESPP plan requires that all employees participating in each defined offering period should do so on the same terms

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and at the same price. The specific error was that the exercise price for previously enrolled employees was set at 85% of the Company’s stock price on August 15, 2002 and the price for newly enrolling employees was based on the stock price for August 16, 2002, resulting in a difference of approximately $0.72 per share. As a result of this error, we have recorded additional stock-based compensation expense.

In connection with the restatement, we and the Special Committee conducted certain investigative procedures to determine whether current management could continue to rely upon the work performed by the accounting, finance and legal personnel, excluding Prior Management, as it relates to fiscal years 2004, 2003, and 2002, and the extent to which the Company’s prior accounting and controls for non-stock option related matters could be relied upon for purposes of the preparation and certification of the restated consolidated financial statements. In this process, and our internal review of other accounting items relating to transactions occurring in fiscal years 2004, 2003 and 2002, we identified certain other errors in accounting determinations and judgments which, although immaterial, have been reflected in the restated consolidated financial statements. These include: an error in an overstatement of the amount of sales commissions that should be recorded as deferred commissions in our consolidated balance sheets, several specific instances of incomplete sales order documentation, subsequent modification to terms, conditions and product deliverables of previously recorded revenue transactions and instances of expense timing and expense accrual adjustments. In addition, we have changed the classification of our stock-based compensation expense to include it in the respective functional expense captions.

As a result of the findings described above, our restated consolidated financial statements reflect a decrease in income before provision for taxes of approximately $566.7 million for the periods 1992 through December 31, 2004, consisting principally of non-cash adjustments to stock-based compensation expense resulting from the stock option grant and exercise practices discussed above. These expenses are reflected as a decrease to retained earnings net of income tax effects in the opening balance sheet for 2002 of approximately $362.3 million reflecting adjustments from 1992 to 2001. Adjustments are also reported in our consolidated statements of operations in subsequent periods based on the accounting treatment for exercises, modifications, loan repayments and expenses recognized over the remaining option vesting periods.

We have also recorded tax-related adjustments. Because certain options formerly classified as Incentive Stock Option (ISO) grants were determined to have been granted with an exercise price below the fair market value of Mercury’s stock on the actual grant date, they do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to NSO status, together with several instances in which the Company had deemed grants ISOs, but had inadvertently exceeded the qualifying limits established by the IRS, exposes us to additional withholding taxes and penalties for failing to properly withhold taxes on exercise of those options. We recorded a tax liability of $7.8 million in connection with the disqualification of such ISO tax treatment. We are currently in discussions with the IRS to settle our liability at a lesser amount. However, there is no assurance that we will be able to settle these liabilities on favorable terms. In addition, as discussed above, our ESPP plan requires that all employees participating in each defined offering period should do so on the same terms and at the same price. The error in August of 2002 exposes us to possible withholding taxes and penalties and interest for failing to withhold taxes. As a result, we have restated our financial statements to increase withholding tax liabilities by $5.8 million. We have also restated our financial statements to reflect potential penalties and interest. We are currently in discussions with the IRS to settle our liability at a lesser amount. However, there is no assurance that we will be able to settle these liabilities on favorable terms. We also determined that we failed to properly withhold the appropriate employment taxes associated with Canadian employee ESPP purchases and stock option exercises, which also had the effect of exposing us to possible penalties for failing to properly withhold. We have recorded a $1.5 million tax liability as a result of this determination. Finally, we were unable to record additional deferred tax assets related to stock-based

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation in accordance with limits required under section 162(m) of the Internal Revenue Code on certain executive compensation. Consequently, we were required to reduce our available tax net operating loss carry-forwards arising from certain exercised stock options by $57.1 million for periods through December 31, 2004 because of this section 162(m) limitation. In addition, we have segregated current deferred tax assets and current deferred tax liabilities from income taxes payable, and have presented deferred tax assets and deferred tax liabilities from the same tax jurisdiction on a net basis for all periods presented.

For explanatory purposes, we have classified the stock option and other adjustments that were affected by the restatement into the aforementioned categories as presented below. The classified amounts involve certain subjective judgments by management to the extent particular stock option related accounting errors may fall within more than one category to avoid double counting the adjustment amounts between categories (e.g., a stock option that is subject to date changes, combined with expenses resulting from the exercise of promissory notes, and/or combined with expenses resulting from consulting, transition or advisory roles). As such, the table below should be considered a reasonable representation of the magnitude of expenses in each category.

	Year ended December 31, (in thousands)
Increase (Decrease)	2004	2003	2002	1992 through 2001
Stock option grant date changes	$(17,789)	$(79,518)	$(47,636)	$(113,400)
Stock options exercisable with promissory notes	582	(9,425)	12,653	(255,640)
Stock options involved in consulting, transitions or advisory roles	(7,196)	(3,039)	(2,337)	(6,889)
Other matters related to stock options	(15,311)	(13,617)	(164)	(376)

Total stock option related accounting adjustments	(39,714)	(105,599)	(37,484)	(376,305)
Other miscellaneous accounting adjustments	(2,757)	(4,281)	1,374	(1,923)

Total adjustment to income (loss) before provision for income taxes	(42,471)	(109,880)	(36,110)	(378,228)
Income tax impact of restatement adjustments	11,647	5,781	7,966	15,921

Total adjustments to net income	$(30,824)	$(104,099)	$(28,144)	$(362,307)

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of these adjustments to our previously reported Consolidated Statements of Operations is:

	Year ended December 31, (in thousands)
Increase (Decrease)	2004	2003	2002	1992 through 2001
Adjustments to:
Revenue	$524	$(268)	$(169)	$(71)
Cost and Expenses
Stock-based compensation:
Cost of license and subscription	1,201	5,073	2,517	5,644
Cost of maintenance	1,725	5,433	2,926	23,696
Cost of professional services	690	3,127	1,174	5,429
Marketing and selling	15,868	54,816	22,093	168,045
Research and development	7,944	16,108	9,453	22,661
General and administrative	6,211	15,114	(917)	150,243
Sales and marketing expenses	900	1,084	119	—
Severance & benefits expenses	(323)	(62)	(413)	669
Interest income (reclassified to Additional paid-in capital)	404	1,766	178	535
Employment tax related other expenses	7,299	6,739	321	708
Other	1,076	414	(1,510)	527

Income before provision for income taxes	$(42,471)	$(109,880)	$(36,110)	$(378,228)

These adjustments, along with the stock-based items referenced above, did not affect our previously reported cash and cash equivalents and investments balances in prior periods. The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheets as of December 31, 2004 and 2003 (in thousands):

	December 31, 2004			December 31, 2003
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$182,868	$—	$182,868	$127,971	$—	$127,971
Short-term investments	447,453	—	447,453	589,389	—	589,389
Trade accounts receivable, net	224,011	(601)	223,410	142,908	—	142,908
Deferred tax assets, net	10,140	(6,695)	3,445	442	—	442
Prepaid expenses and other assets	85,077	(12,078)	72,999	64,043	(2,618)	61,425

Total current assets	949,549	(19,374)	930,175	924,753	(2,618)	922,135
Long-term Investments	508,120	—	508,120	516,348	—	516,348
Property and equipment, net	78,415	(182)	78,233	73,203	—	73,203
Investments in non-consolidated companies	13,031	—	13,031	13,928	—	13,928
Debt issuance costs, net	11,258	—	11,258	14,965	—	14,965
Goodwill	395,439	890	396,329	347,616	(2,128)	345,488
Intangible assets, net	38,452	—	38,452	45,126	—	45,126
Restricted cash	6,000	—	6,000	6,000	—	6,000
Interest rate swap	4,832	—	4,832	11,557	—	11,557
Long-term deferred tax assets, net	—	3,503	3,503	—	17,514	17,514
Other assets	14,854	8,694	23,548	17,456	—	17,456

Total assets	$2,019,950	$(6,469)	$2,013,481	$1,970,952	$12,768	$1,983,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,008	$—	$20,008	$17,584	$—	$17,584
Accrued liabilities	128,997	14,818	143,815	96,637	6,986	103,623
Income taxes	65,578	(464)	65,114	63,771	(9,320)	54,451
Deferred tax liabilities, net	—	2	2	—	17,514	17,514
Short-term deferred revenue	312,115	(539)	311,576	212,716	508	213,224

Total current liabilities	526,698	13,817	540,515	390,708	15,688	406,396
Convertible notes	804,483	—	804,483	811,159	—	811,159
Long-term deferred revenue	102,205	—	102,205	67,909	—	67,909
Long-term deferred tax liabilities, net	3,192	(3,192)	—	266	(266)	—
Other long-term payables	2,386	—	2,386	541	—	541

Total liabilities	1,438,964	10,625	1,449,589	1,270,583	15,422	1,286,005

Commitments and contingencies (Notes 9, 10 and 19)
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	170	—	170	181	—	181
Additional paid-in capital	599,976	518,777	1,118,753	468,150	532,020	1,000,170
Treasury stock	(348,249)	—	(348,249)	(16,082)	—	(16,082)
Notes receivable from issuance of common stock	(4,173)	(1,283)	(5,456)	(6,580)	(1,349)	(7,929)
Unearned stock-based compensation	(608)	(9,214)	(9,822)	(1,533)	(38,775)	(40,308)
Accumulated other comprehensive loss	(13,182)	—	(13,182)	(6,219)	—	(6,219)
Retained earnings / (Accumulated deficit)	347,052	(525,374)	(178,322)	262,452	(494,550)	(232,098)

Total stockholders’ equity	580,986	(17,094)	563,892	700,369	(2,654)	697,715

Total liabilities and stockholders’ equity	$2,019,950	$(6,469)	$2,013,481	$1,970,952	$12,768	$1,983,720

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	Year Ended December 31,
	2004			2003			2002
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
License fees	$261,306	$76	$261,382	$201,047	$(208)	$200,839	$192,212	$2	$192,214
Subscription fees	152,064	135	152,199	98,858	(34)	98,824	53,024	(54)	52,970
Maintenance fees	196,141	74	196,215	159,030	(7)	159,023	122,343	(81)	122,262
Professional service fees	76,036	239	76,275	47,538	(19)	47,519	32,543	(36)	32,507

Total Revenues	685,547	524	686,071	506,473	(268)	506,205	400,122	(169)	399,953

Costs and expenses:
Cost of license and subscription (including stock-based compensation) (1)	40,344	1,455	41,799	29,056	5,376	34,432	24,804	2,523	27,327
Cost of maintenance (including stock-based compensation) (1)	15,583	2,315	17,898	11,880	5,851	17,731	11,662	2,935	14,597
Cost of professional services (including stock-based compensation) (1)	62,834	903	63,737	36,942	3,379	40,321	24,334	1,176	25,510
Cost of revenue—amortization of intangible assets (1)	10,019	—	10,019	5,189	—	5,189	1,833	—	1,833
Marketing and selling (including stock-based compensation) (1)	314,900	20,967	335,867	244,374	59,491	303,865	194,418	22,128	216,546
Research and development (including stock-based compensation) (1)	73,724	8,398	82,122	55,904	17,192	73,096	42,699	8,498	51,197
General and administrative (including stock-based compensation) (1)	56,008	7,794	63,802	40,034	15,870	55,904	32,474	(1,560)	30,914
Acquisition-related expenses	900	—	900	11,968	—	11,968	—	—	—
Restructuring, integration, and other related expenses	3,088	—	3,088	3,389	—	3,389	(537)	—	(537)
Amortization of intangible assets	5,544	—	5,544	2,281	—	2,281	542	—	542
Excess facilities expense	8,943	—	8,943	16,882	—	16,882	—	—	—

Total costs and expenses	591,887	41,832	633,719	457,899	107,159	565,058	332,229	35,700	367,929

Income (loss) from operations	93,660	(41,308)	52,352	48,574	(107,427)	(58,853)	67,893	(35,869)	32,024
Interest income	38,614	(404)	38,210	36,077	(1,678)	34,399	35,119	(178)	34,941
Interest expense	(20,292)	(4,335)	(24,627)	(19,551)	(3,273)	(22,824)	(23,370)	(1,624)	(24,994)
Other income (expense), net	(4,837)	3,576	(1,261)	(7,405)	2,498	(4,907)	2,747	1,561	4,308

Income (loss) before provision for income taxes	107,145	(42,471)	64,674	57,695	(109,880)	(52,185)	82,389	(36,110)	46,279
Provision for income taxes	22,545	(11,647)	10,898	16,182	(5,781)	10,401	17,185	(7,966)	9,219

Net income (loss)	$84,600	$(30,824)	$53,776	$41,513	$(104,099)	$(62,586)	$65,204	$(28,144)	$37,060

Net income (loss) per share-basic	$0.95	$(0.34)	$0.61	$0.48	$(1.20)	$(0.72)	$0.78	$(0.33)	$0.45

Net income (loss) per share-diluted	$0.83	$(0.30)	$0.53	$0.41	$(1.13)	$(0.72)	$0.74	$(0.32)	$0.42

Weighted average common shares- basic	89,060	(1,392)	87,668	87,124	(515)	86,609	83,938	(1,226)	82,712

Weighted average common shares and equivalents-diluted	103,207	30	103,237	102,401	(15,792)	86,609	87,640	(426)	87,214

(1) Stock-based compensation:
Cost of license and subscription	$—	$1,201	$1,201	$—	$5,073	$5,073	$—	$2,517	$2,517
Cost of maintenance	—	1,725	1,725	—	5,433	5,433	—	2,926	2,926
Cost of professional services	108	690	798	53	3,127	3,180	—	1,174	1,174
Marketing and selling	437	15,868	16,305	5,609	54,816	60,425	643	22,093	22,736
Research and development	255	7,944	8,199	296	16,108	16,404	453	9,453	9,906
General and administrative	21	6,211	6,232	34	15,114	15,148	67	(917)	(850)

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares used for purposes of computing basic and diluted earnings per share are different in this amended Annual Report on Form 10-K/A than those in our originally filed Annual Report on Form 10-K.

Basic and diluted shares have changed as a result of our determination that stock options exercised via promissory notes are still considered stock options, as opposed to outstanding shares, for accounting purposes. As a result, these stock options are not included in our calculation of basic earnings per share, and are subject to the treasury stock method in our calculation of incremental common shares to be included in diluted shares in periods in which we have reported net income. Under the treasury stock method, outstanding options are assumed to be exercised and proceeds from the exercise are assumed to be used by us to repurchase shares of our common stock on the open market. This results in the inclusion of less than one share per stock option in diluted shares. Accordingly, basic and diluted shares will be less than the amounts reported in our originally filed Annual Report on Form 10-K.

Additionally, unearned stock compensation, significant amounts of which were recorded as part of our restatement and have been presented in stockholders’ equity, is considered proceeds for purposes of applying the treasury stock method to determine incremental common shares to be included in diluted shares in periods in which we have reported net income. As a result, diluted shares used for purposes of calculating diluted earnings per share will generally be less than the amounts reported in our originally filed Annual Report on Form 10-K.

The following table presents our net income (loss) per share computations for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	Income	Shares	Per Share Amount
	(as restated)	(as restated)	(as restated)
Year ended December 31, 2004
Basic net income per share:
Net income	$53,776	87,668	$0.61
Effect of dilutive securities:
Incremental common shares attributable to shares issuable under employee stock option plans	—	5,896
Potential common stock issuable upon conversion of the 2003 Notes	1,433	9,673

	$55,209	103,237	$0.53

Year ended December 31, 2003
Basic net loss per share:
Net loss	$(62,586)	86,609	$(0.72)
Effect of dilutive securities:
Incremental common shares attributable to shares issuable under employee stock option plans	—	—
Potential common stock issuable upon conversion of the 2003 Notes	—	—

	$(62,586)	86,609	$(0.72)

Year ended December 31, 2002
Basic net income per share:
Net income	$37,060	82,712	$0.45
Effect of dilutive securities:
Incremental common shares attributable to shares issuable under employee stock option plans	—	4,502

	$37,060	87,214	$0.42

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2004 and 2002, options to purchase 6,786,000 and 15,078,000 shares of common stock, respectively, were considered anti-dilutive and, therefore, were not included in the computation of diluted earnings per share. For the year ended December 31, 2003, stock options outstanding of 15,072,000 were considered anti-dilutive as we had a net loss and, therefore, not included in diluted earnings per share computation. In addition, for each of the years ended December 31, 2004, 2003 and 2002, 2,697,000 shares of common stock reserved for issuance upon conversion of the outstanding 2000 Notes were not included in diluted earnings per share computation because the conversion would be anti-dilutive. Upon our adoption of EITF No. 04-08 in the fourth quarter of 2004, 9,673,050 shares issuable from the conversion of the 2003 Notes are included in the diluted net income per share computation, for all periods presented, unless these shares are deemed to be anti-dilutive.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	Year ended December 31,
	2004			2003			2002
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$84,600	$(30,824)	$53,776	$41,513	$(104,099)	$(62,586)	$65,204	$(28,144)	$37,060
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,697	(6)	21,691	17,869	—	17,869	14,704	—	14,704
Sales reserve	1,873	—	1,873	1,193	—	1,193	3,342	—	3,342
Unrealized (gain) loss on interest rate swap	51	—	51	8	—	8	(406)	—	(406)
Amortization of intangible assets	15,563	—	15,563	7,470	—	7,470	2,375	—	2,375
Stock-based compensation	821	33,639	34,460	5,992	99,671	105,663	1,163	37,246	38,409
Gain on early retirement of debt	—	—	—	—	—	—	(11,610)	—	(11,610)
Loss on investments in non-consolidated companies	1,138	—	1,138	3,959	—	3,959	5,296	—	5,296
Loss on disposals of assets	454	188	642	—	—	—	—	—	—
Gain on sale of available-for-sale securities	(336)	—	(336)	—	—	—	—	—	—
Unrealized gain on warrant	(502)	—	(502)	(435)	—	(435)	—	—	—
Write-off of in-process research and development	900	—	900	11,968	—	11,968	—	—	—
Excess facilities expense	8,943	—	8,943	16,882	—	16,882	—	—	—
Tax benefit from employee stock options	17,964	(17,625)	339	6,367	(6,367)	—	—	—	—
Deferred income taxes	(7,214)	710	(6,504)	13,517	(11,589)	1,928	(6,595)	6,595	—
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(76,787)	601	(76,186)	(40,878)	—	(40,878)	(28,288)	590	(27,698)
Prepaid expenses and other assets	(14,350)	733	(13,617)	(20,808)	2,499	(18,309)	(27,498)	22,884	(4,614)
Accounts payable	1,152	—	1,152	3,167	—	3,167	(451)	—	(451)
Accrued liabilities	23,142	7,833	30,975	12,927	7,091	20,018	11,443	(1,531)	9,912
Income taxes	5,216	5,429	10,645	(12,681)	12,882	201	38,492	(37,667)	825
Deferred revenue	126,627	(1,048)	125,579	111,944	268	112,212	65,002	(421)	64,581
Other long-term payables	1,845	—	1,845	541	—	541	—	—	—

Net cash provided by (used in) operating activities	212,797	(370)	212,427	180,515	356	180,871	132,173	(448)	131,725

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2004			2003			2002
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cash flows from investing activities:
Maturities of investments	544,135	—	544,135	453,142	—	453,142	382,261	—	382,261
Purchases of held-to-maturity investments	(481,887)	—	(481,887)	(809,395)	—	(809,395)	(303,427)	—	(303,427)
Increase in restricted cash	—	—	—	—	—	—	(6,000)	—	(6,000)
Proceeds from sale of available-for-sale investments	1,124,255	—	1,124,255	1,498,549	—	1,498,549	637,635	—	637,635
Purchases of available-for-sale investments	(1,034,438)	—	(1,034,438)	(1,687,095)	—	(1,687,095)	(871,973)	—	(871,973)
Proceeds from return on investment in non-consolidated company	1,525	—	1,525	—	—	—	—	—	—
Purchases of investments in non-consolidated companies	(2,625)	—	(2,625)	(1,500)	—	(1,500)	(2,244)	—	(2,244)
Cash paid in conjunction with the acquisition of Performant, net	—	—	—	(22,028)	—	(22,028)	—	—	—
Cash paid in conjunction with the acquisition of Kintana, net	(163)	—	(163)	(136,653)	—	(136,653)	—	—	—
Cash paid in conjunction with a technology purchase from Allerez	—	—	—	(1,270)	—	(1,270)	—	—	—
Cash paid in conjunction with a domain name purchase	—	—	—	(650)	—	(650)	—	—	—
Cash paid in conjunction with the acquisition of Appilog, net	(49,543)	—	(49,543)	—	—	—	—	—	—
Net proceeds from sale of assets and vacant facilities	2,684	—	2,684	—	—	—	—	—	—
Acquisition of property and equipment, net	(32,684)	—	(32,684)	(17,093)	—	(17,093)	(8,164)	—	(8,164)

Net cash provided by (used in) investing activities	71,259	—	71,259	(723,993)	—	(723,993)	(171,912)	—	(171,912)

Cash flows from financing activities:
Proceeds from issuances of convertible notes, net	—	—	—	488,056	—	488,056	—	—	—
Proceeds from issuances of common stock under stock option and employee stock purchase plans	103,981	—	103,981	74,779	—	74,779	23,038	—	23,038
Purchase of treasury stock	(332,186)	—	(332,186)	—	—	—	—	—	—
Retirement of convertible subordinated notes	—	—		—	—	—	(64,640)	—	(64,640)
Collection of notes receivable from issuances of common stock, net	1,689	370	2,059	4,186	(356)	3,830	878	448	1,326

Net cash provided by (used in) financing activities	(226,516)	370	(226,146)	567,021	(356)	566,665	(40,724)	448	(40,276)

Effect of exchange rate changes on cash	(2,643)	—	(2,643)	(194)	—	(194)	1,287	—	1,287

Net increase (decrease) in cash and cash equivalents	54,897	—	54,897	23,349	—	23,349	(79,176)	—	(79,176)
Cash and cash equivalents at beginning of year	127,971	—	127,971	104,622	—	104,622	183,798	—	183,798

Cash and cash equivalents at end of year	$182,868	$—	$182,868	$127,971	$—	$127,971	$104,622	$—	$104,622

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the preparation of our restated financial statements, we also determined that the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” included in Note 1 of the Notes to Consolidated Financial Statements, were incorrect. Specifically, the errors related to the effect of errors in the consolidated financial statements resulting from the improper application of APB No. 25 to certain stock option transactions and the use of assumptions for determining the fair value of our stock options and stock purchase rights on the date of grant, improper application of accounting rules for stock purchase plans with the characteristics of our ESPP, and inclusion of a tax benefit for purposes of determining pro forma net income. We have corrected these errors in Note 1 to the consolidated financial statements. These corrections do not affect our consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows for any period.

The following table presents the effect of these corrections on our pro forma calculation of our net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	Year ended December 31,
	2004			2003			2002
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net income (loss)	$84,600	$(30,824)	$53,776	$41,513	$(104,099)	$(62,586)	$65,204	$(28,144)	$37,060
Add:
Stock-based employee compensation expense included in reported net income	821	33,639	34,460	5,992	99,671	105,663	1,163	37,246	38,409
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards	(106,889)	(38,861)	(145,750)	(141,723)	(80,270)	(221,993)	(122,206)	(75,958)	(198,164)

Pro forma net loss	$(21,468)	$(36,046)	$(57,514)	$(94,218)	$(84,698)	$(178,916)	$(55,839)	(66,856)	(122,695)

Net income (loss) per share (basic), as reported	$0.95	$(0.34)	$0.61	$0.48	$(1.20)	$(0.72)	$0.78	$(0.33)	$0.45

Net loss per share (basic), pro forma	$(0.24)	$(0.42)	$(0.66)	$(1.08)	$(0.99)	$(2.07)	$(0.67)	$(0.81)	$(1.48)

Net income (loss) per share (diluted), as reported	$0.83	$(0.30)	$0.53	$0.41	$(1.13)	$(0.72)	$0.74	$(0.32)	$0.42

Net loss per share (diluted), pro forma	$(0.24)	$(0.42)	$(0.66)	$(1.08)	$(0.99)	$(2.07)	$(0.67)	$(0.81)	$(1.48)

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the aforementioned restatement the related disclosures included in the notes to the consolidated financial statements have been revised where so indicated as restated.

NOTE 4—CONSOLIDATION OF FACILITIES

In July 2003, the Board of Directors approved a plan to lease a new headquarters facility and to sell the existing buildings we owned in our Sunnyvale headquarters. In September 2003, as a result of our decision to move to a new headquarters facility and to sell the two vacant buildings, we performed an impairment analysis of the vacant buildings. In the third quarter of 2003, we recognized a non-cash expense of $16.9 million to write down the net book value of the two vacant buildings that were held for sale to their appraised market value. We considered the cost to maintain the facilities until sold and sales commissions related to the sale of the buildings when we calculated the expense. Accordingly, we reclassified these two vacant buildings as assets held for sale. The assets held for sale were included in “Prepaid expenses and other assets” in our consolidated balance sheet as of December 31, 2003. On January 30, 2004, we sold the two vacant buildings in Sunnyvale, California at the carrying value to a third party for $2.5 million in cash, net of $0.2 million in transaction fees.

In April 2004, we completed our move from one of the two remaining buildings. As such, we placed the vacant building we owned for sale. As a result of our move and our decision to sell the vacant building, we recognized a non-cash expense to write down the net book value of the building that is held for sale to its appraised market value. We considered the cost to maintain the facility until sold and sales commissions related to the sale of the building when we calculated the expense. Accordingly, we reclassified the building as asset held for sale. The asset held for sale was included in “Prepaid expenses and other assets” in our consolidated balance sheet as of December 31, 2004. In connection with our move into our consolidated headquarters, we also vacated two leased facilities from the Kintana acquisition. In the second quarter of 2004, we recognized a non-cash expense for the remaining lease payments, as well as the associated costs to protect and maintain the leased facilities prior to returning these leased facilities to the lessor. One of these lease agreements expired in September 2004 and the other expires in December 2005. Due to the short duration of the remaining lease terms, it is not likely that we can sublease the facilities; as such, no sublease income was included in the facilities lease costs calculation. We also wrote off leasehold improvements and recorded the disposal of fixed assets, net of cash proceeds, associated with these facilities. The total excess facilities expense recorded in 2004 was $8.9 million.

On October 18, 2004, we entered into an agreement with a third party to sell the vacant building that had been previously written down to its fair value. We completed the sale in January 2005 and sold the vacant building to a third party at carrying value. As such, no additional impairment expense will be recorded on this vacant building. See Note 19 (unaudited) for additional information regarding the sale.

NOTE 5—INVESTMENTS IN NON-CONSOLIDATED COMPANIES

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We had not exercised the Motive warrant as of December 31, 2004. The fair value of the Motive warrant was calculated using the Black-Scholes option-pricing model with the following inputs:

	December 31,
	2004	2003
Contractual life (years)	5	5
Risk-free interest rate	3.69%	3.25%
Volatility	75%	54%
Dividend yield	0.0%	0.0%

NOTE 6—ACQUISITIONS

2004

Appilog

On July 1, 2004, we completed the acquisition of all capital stock of Appilog, a provider of auto-discovery and application mapping software. Appilog’s advanced technology automatically manages the complex and dynamic dependencies between enterprise applications and their supporting infrastructure. Appilog’s technology, when combined with our application management products, optimizes business results from applications by managing relationships between users, applications, and the supporting infrastructures for the applications. The value of combining the auto-discovery technology acquired from Appilog with our existing application management products contributed to a purchase price in excess of the fair market value of Appilog’s net tangible and amortizable intangible assets acquired, and as such, we have recorded goodwill associated with the transaction in the amount of $51.9 million. The goodwill is not deductible for tax purpose and will not be amortized. We will test the goodwill for impairment at least annually.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total preliminary purchase price of the Appilog acquisition was as follows (in thousands):

Cash	$50,791
Fair value of Appilog options assumed by Mercury	10,401
Direct acquisition costs incurred by Mercury	725

Total purchase price	$61,917

We also assumed all Appilog options outstanding that became fully vested as of the date of the acquisition, and were converted into options to purchase approximately 229,000 shares of our common stock. The fair value of Appilog options assumed by us was determined using the Black-Scholes option-pricing model with the following inputs: risk-free interest rate of 3.74%, expected life of 4 years, volatility of 84%, zero dividend rate, and the fair value of our common stock as of July 1, 2004. The purchase price is allocated to the following tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$1,973
Tangible assets, as restated (1)	455
In-process Research and Development (IPR&D)	900
Non-compete agreements	400
Patents/core technology	1,200
Maintenance contracts	1,200
Customer relationships	1,300
Existing technology	4,800
Goodwill, as restated (1)	51,869

Total assets acquired	64,097
Liabilities assumed	(2,180)

$61,917

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average amortization period of non-compete agreements is 18 months, and patents/core technology, maintenance contracts, customer relationships, and existing technology are 60 months. The weighted average amortization period of all intangible assets is 58 months. All intangible assets are amortized on a straight-line basis over their useful lives which best represents the distribution of the economic value of the intangible assets. Amortization expense for the year ended December 31, 2004 was $1.0 million.

In conjunction with the acquisition of Appilog, we recorded a $0.9 million expense for acquired IPR&D during the third quarter of 2004 because feasibility of the acquired technology had not been established and no future alternative uses existed. The acquired IPR&D expense is included as “Acquisition-related expenses” in our consolidated statements of operation for the year ended December 31, 2004. The acquired IPR&D is related to the development of a more advanced version of auto discovery and application mapping software. The value of acquired IPR&D was determined through the discounted cash flow approach. The expected future cash flow attributable to the in-process technology was discounted at approximately 30%, taking into account the percentage of completion of approximately 87%, the rate technology changes in the industry, the future markets, and the risk that the technology is not competitive with other products using alternative technologies with comparable functionalities. As of December 31, 2004, acquired IPR&D projects were completed.

The results of operations of Appilog have been included in our consolidated statements of operations since the completion of the acquisition on July 1, 2004. Results of operations for Appilog for periods prior to the acquisition were not material to us and accordingly pro forma results of operations have not been presented.

2003

Kintana

On August 15, 2003, we acquired Kintana, a leading provider of IT governance software and services. Kintana’s IT governance software and services expands our product line to include products which enable our customers to improve the management of information technology performance. The ability to offer additional products to our customers contributed to a purchase price in excess of the fair market value of Kintana’s net tangible assets acquired, and as such, we have recorded goodwill associated with the transaction of $213.0 million. The goodwill is not deductible for tax purpose and will not be amortized. We will test the goodwill for impairment at least annually.

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price is allocated to the following tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$1,283
Tangible assets	10,182
Deferred tax asset, as restated (1)	15,867
IPR&D	10,688
Non-compete agreements	13,863
Current products and technology	13,376
Core technology	10,930
Maintenance and support contracts	6,106
Goodwill, as restated (1)	213,024

Total assets acquired	295,319
Liabilities assumed	(11,492)
Deferred tax liability	(17,710)
Unearned stock-based compensation	1,317

$267,434

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

We recorded total deferred tax assets of $15.3 million primarily relating to net operating loss and tax credit carry forwards acquired as part of the acquisition. We have also recorded additional deferred tax assets of $0.6 million related to post-acquisition recognition of acquired company stock option exercise benefits which have been allocated directly to reduce goodwill. In addition, a deferred tax liability of $17.7 million was recorded for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the acquisition. In 2004, we increased the accounts receivable balance acquired from Kintana by $1.2 million since, based on additional information requested and received by management, we collected payments from customers of these accounts receivable. As a result, we reduced goodwill by $1.2 million accordingly.

We recognized intangible assets acquired from the Kintana acquisition as assets apart from goodwill because they arose either from contractual or other legal rights, or they were separable from the acquired entity and they could be sold or licensed separately. These intangible assets were identified through interviews with Kintana management. We valued these identifiable intangible assets using the discounted cash flow as estimated by management knowledgeable in the technologies and commercial applications of these assets with a discount rate of 20%. To value current product and technology, core technology, and maintenance and support contracts, we took into account the projected revenues and expenses that could be generated over the estimated useful life of the technologies or contracts. To value the acquired non-compete agreements, we took into account the effect on our earnings if the signatories to the agreements were to enter into competition.

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

In conjunction with the acquisition of Kintana, we recorded a $10.7 million expense for acquired IPR&D during the third quarter of 2003 because technological feasibility of the IPR&D had not been established and no

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future alternative uses existed. The acquired IPR&D expense was recorded as “Acquisition-related expenses” in our consolidated statement of operations for the year ended December 31, 2003. The acquired IPR&D is related to the next generation of Kintana’s IT governance software products including changes to existing applications and the addition of new applications. The value of acquired IPR&D was determined using the discounted cash flow approach. The expected future cash flow attributable to the in-process technology is discounted at 23%. This rate takes into account that the product leverages core and current technology found in the versions of the software, the increasing complexity and criticality of distributed software applications, the demand for faster turnaround of new distributed applications and enhancements, the expected growth in the industry, the continuing introduction of new functionality into the products, and the percentage of completion of approximately 35%. As of December 31, 2004, the acquired IPR&D projects were completed.

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

The transaction was accounted for as a purchase and, accordingly, the operating results of Kintana have been included in our accompanying consolidated statements of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of Mercury and Kintana as if the acquisition had occurred as of the beginning of 2003 and 2002, after applying certain adjustments, including amortization of intangible assets, amortization of unearned stock-based compensation, rent expense adjustment associated with unfavorable operating leases assumed by us, and interest income, net of related tax effects. The acquired IPR&D of $10.7 million has been excluded from the following presentation as it is a non-recurring expense (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002
	(as restated) (1)	(as restated) (1)
	(unaudited)
Net revenues	$534,646	$444,478
Net income (loss)	$(65,658)	$25,756
Net income (loss) per share (basic)	$(0.76)	$0.30
Net income (loss) per share (diluted) *	$(0.76)	$0.29

(1)	See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

Performant

On May 5, 2003, we acquired all of the outstanding stock and assumed the unvested stock options of Performant, a provider of Java 2 Enterprise Edition (J2EE) diagnostics software. Performant’s technology pinpoints performance problems at the application code level. The Performant acquisition allows our customers to diagnose J2EE performance issues across the application delivery and management cycle from pre-production testing to production operations. The ability to offer our customers software products with additional functions

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributed to a purchase price in excess of the fair market value of Performant’s net tangible assets acquired, and as such, we have recorded goodwill associated with the transaction of $16.4 million. The goodwill is not deductible for tax purpose and will not be amortized. We will test the goodwill for impairment at least annually.

The fair value of our options issued was determined using the Black-Scholes option-pricing model with the following inputs: risk-free interest rate of 2.43%, expected life of 4 years, volatility of 89%, zero dividend rate, and the fair value of our common stock as of May 5, 2003. We also issued options to purchase approximately 9,300 shares of our common stock in exchange for all Performant unvested options outstanding as of May 2, 2003.

The total purchase price was $23.1 million and consisted of cash consideration of $22.2 million, fair value of stock options assumed for $0.3 million and transaction costs of $0.6 million. The purchase price has been allocated to the following tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$309
Tangible assets (net of cash required)	270
Deferred tax asset, as restated (1)	3,552
IPR&D	1,280
Existing technology	1,620
Patents and core technology	800
Employment agreements	720
Customer contracts and related relationships	150
Order backlog	80
Goodwill, as restated (1)	16,430

Total assets acquired	25,211
Liabilities assumed	(1,191)
Deferred tax liability	(1,180)
Unearned stock-based compensation	254

$23,094

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

We recorded a deferred tax asset of $3.6 million relating to net operating loss and tax credit carry forwards acquired as part of the acquisition. In addition, a deferred tax liability of $1.2 million was recorded for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the acquisition.

We recognized intangible assets acquired from the Performant acquisition as assets apart from goodwill because they arose either from contractual or other legal rights, or they were separable from the acquired entity and they could be sold or licensed separately. These intangible assets were identified through interviews with Performant management and our analysis of financial information provided by Performant. We valued identifiable assets related to existing technology and patents and core technology using the discounted cash flow as estimated by management knowledgeable in the technologies and commercial applications of these assets with discount rates of 17% and 22%, respectively. To value these identified intangible assets, we took into account the projected revenues and expenses that could be generated over the estimated useful life of the technologies or contracts. We valued identifiable asset related to employment agreements, customer contract and related relationships, and order backlog using the cost approach under which the fair value of the identified assets were estimated based on the cost to replace the existing agreements, relationships or transactions previously established by Performant management.

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

In conjunction with the acquisition of Performant, we recorded a $1.3 million expense for acquired IPR&D during the second quarter of 2003 because feasibility of the acquired technology had not been established and no future alternative uses of the technology existed. The acquired IPR&D expense was recorded as “Acquisition-related expenses” in our consolidated statement of operations for the year ended December 31, 2003. The acquired IPR&D is related to the development of the Microsoft version of the diagnostics software or .NET version. The value of IPR&D was determined through the discounted cash flow approach. The expected future cash flow attributable to the in-process technology was discounted at 29%, taking into account the percentage of completion of approximately 46%, the rate technology changes in the industry, product life cycles, the future markets, and various projects’ stage of development. As of December 31, 2004, the acquired IPR&D projects were completed.

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

The transaction was accounted for as a purchase and, accordingly, the operating results of Performant have been included in our accompanying consolidated statements of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of Mercury and Performant as if the acquisition had occurred as of the beginning of 2003 and 2002, after applying certain adjustments, including amortization of intangible assets and amortization of unearned stock-based compensation and interest income, net of related tax effects. The acquired IPR&D of $1.3 million has been excluded from the following presentation as it is a non-recurring expense (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002
	(as restated) (1)	(as restated) (1)
	(unaudited)
Net revenues	$506,336	$400,484
Net income (loss)	$(63,947)	$30,784
Net income (loss) per share (basic)	$(0.74)	$0.37
Net income (loss) per share (diluted) *	$(0.74)	$0.35

(1)	See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

In conjunction with the acquisition of Performant, we committed to a license agreement for certain technology. The agreement was entered into in August 2000 and remains in effect until April 2018. The total estimated commitment is approximately $0.2 million, although the maximum commitment could reach approximately $0.8 million. We have paid $21,000 through December 31, 2004.

In conjunction with the acquisition of Performant, we entered into a milestone bonus plan related to certain research and development activities. The plan entitles each eligible employee to receive bonuses, in the form of

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash payments, based on the achievement of certain performance milestones by applicable target dates. The commitment will be earned equally over time as milestones are achieved and expensed as earned. The maximum total payment under the plan is $5.5 million, of which $5.2 million has been paid through December 31, 2004. For the years ended December 31, 2004 and 2003, we recorded $3.1 million and $2.8 million, respectively, as “Restructuring, integration, and other related expenses” in our consolidated statements of operations associated with the milestone bonus plan.

2002

There were no business acquisitions during 2002.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

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

Changes in the carrying amount of goodwill were as follows (in thousands):

	Freshwater	Performant	Kintana	Appilog	Total
Balance at December 31, 2002 (as previously reported)	$113,327	$—	$—	$—	$113,327
Opening balance adjustment (1)	1,685	—	—	—	1,685

Balance at December 31, 2002 (as restated) (1)	115,012	—	—	—	115,012
Acquisitions	—	17,154	217,135	—	234,289
Adjustments (1)	(6)	(724)	(3,083)	—	(3,813)

Balance at December 31, 2003 (as restated) (1)	115,006	16,430	214,052	—	345,488
Acquisition	—	—	—	51,835	51,835
Adjustments (as previously reported)	—	(858)	(3,154)	—	(4,012)
Adjustments (1)	—	858	2,126	34	3,018

Balance at December 31, 2004 (as restated) (1)	$115,006	$16,430	$213,024	$51,869	$396,329

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

In 2003, we reduced goodwill from the Kintana acquisition by $3.1 million, of which $2.1 million resulted from recording additional realizable deferred tax assets based on the filing of Kintana’s 2003 income tax return and $1.0 million resulted from the post-acquisition recognition of certain tax carryforward benefits. In 2003, we also reduced our goodwill from the Performant acquisition by $0.7 million, resulting from additional realizable deferred tax assets based on the filing of Performant’s 2003 income tax return. In 2004, we further reduced goodwill from the Kintana acquisition by $1.0 million, of which $1.2 million resulted from an adjustment to accounts receivable acquired from Kintana offset by $0.2 million of additional liabilities assumed.

As part of our internal review and restatement process, we determined that a purchase accounting error associated with the assumption of unvested stock options in our Freshwater acquisition in 2001 resulted in an understatement of goodwill by $1.7 million. Accordingly, goodwill as of December 31, 2002, 2003 and 2004 related to our Freshwater acquisition has been restated from $113.3 million to $115.0 million. In addition, we have reviewed our deferred tax assets associated with our Performant and Kintana acquisitions due to the

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restatement process and determined that adjustments are necessary to reflect the appropriate valuation from both acquisitions. As a result, goodwill was increased by $0.1 million due to a reduction in the deferred tax assets associated with our Performant acquisition and goodwill was decreased by $1.0 million due to an increase in deferred tax assets associated with our Kintana acquisition.

Changes in the carrying amount of intangible assets were as follows (in thousands):

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

The weighted average amortization period of existing technology is 42 months, patents and core technology is 57 months, employment agreements is 18 months, maintenance and support contracts is 70 months, customer contracts and other intangible assets is 38 months, and domain name is 60 months. The total weighted average amortization period of all intangible assets is 47 months. The aggregate amortization expense of intangible assets was $15.6 million, $7.5 million, and $2.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. Amortization of intangible assets related to our current products are recorded as “Cost of revenue—amortization of intangible assets” in our consolidated statements of operations. The following table presents the breakdown of amortization of intangible assets recorded in the consolidated statements of operations for the periods indicated (in thousands):

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

NOTE 8—LONG-TERM DEBT

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

In 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. See Note 14 for a full description of our derivative financial instruments and related accounting policies.

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

See Note 19, “Subsequent Events (unaudited),” for additional information related to the modification of our 2000 Notes and 2003 Notes.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Royalty agreement

On June 30, 2003, we entered into a non-exclusive agreement (amended in February 2004) to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out, or other transfer of all or substantially all of the business, stock, or assets to which the agreement relates. The licensed technology will be combined with our other existing products, which should be generally available in early 2006. The agreement is in effect until December 31, 2006 with a right to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. Under the amended agreement, we had committed to royalty payments totaling $15.4 million, of which $8.0 million had been paid as of December 31, 2003. In accordance with the addendum, $7.0 million of the royalty balance was accelerated and was paid in February 2004 with the remaining $0.4 million due and payable on December 31, 2005 for continued maintenance and support services through fiscal year 2006. We recorded such payments as prepaid royalties. Prepaid royalties are included as “Prepaid expenses and other assets” in our consolidated balance sheet and will be amortized to cost of license and subscription at the greater of the actual revenue over forecasted revenue or straight line over the estimated useful life.

Executive severance

In December 2003, we entered into a severance agreement with a former executive officer. In accordance with the agreement, the former executive officer is entitled to salary and bonus through October 3, 2005. Under the agreement, we also accelerated the vesting of options to purchase 374,479 shares of common stock with

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise prices ranging from $29.29 to $60.88. The exercise period of these accelerated options and the vested portion of options to purchase 255,208 shares of common stock with an exercise price of $60.88 was extended through October 3, 2005. As a result, we recorded $5.1 million of stock-based compensation expense associated with the modification of these stock options. Severance expense related to accrued salaries and bonuses of $1.5 million was recorded as “Marketing and selling expense” in our consolidated statement of operations for the year ended December 31, 2003.

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

$78,802

Total rent expense under operating leases was $13.7 million, $8.4 million, and $6.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Letters of credit

As of December 31, 2004, we had three irrevocable letters of credit agreements totaling $1.2 million in conjunction with our facility leases. See Note 17 for a full description of the letters of credit.

Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Our former Vice President of Tax, Uzi Sasson, filed a complaint on August 4, 2004, alleging that we wrongfully terminated his employment. This matter was settled in June 2005. The settlement was not material to our results of operations or financial condition. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in our financial position, results of operations, or cash flows.

NOTE 10—GUARANTEES

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. We are not aware of any potential obligations arising as a result of acquisitions completed prior to December 31, 2004 that were not included in the purchase price. Accordingly, we have no liabilities recorded for these types of agreements as of December 31, 2004.

As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 11—STOCKHOLDERS’ EQUITY

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

Stock Repurchase Programs

During the third quarter of 2001, our Board of Directors authorized the repurchase of 1 million shares of our common stock in the open market, subject to normal trading restrictions, at a price no greater than $25.00. At December 31, 2004 and 2003, we had 0.8 million shares of treasury stock at a cost of $16.1 million for both years under this stock repurchase program.

On July 27, 2004, our Board of Directors approved a program to repurchase up to $400.0 million of our common stock over the next two years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. During 2004, we repurchased 9,675,000 shares of our common stock at an average price of $34.33 for an aggregate purchase price of $332.2 million. At December 31, 2004, we had 9.7 million shares of treasury stock at a cost of $332.2 million under this stock repurchase program.

The repurchased shares under our stock repurchase programs will be used for general corporate purposes, including the share issuance requirements under our employee stock option and purchase plans. Treasury stock is accounted for under cost method. To date, we have not reissued or retired our treasury stock.

Unearned Stock-Based Compensation

Unearned stock-based compensation relates to stock options assumed in conjunction with acquisitions, stock options that were granted with an exercise price less than fair market value on the date of grant and are being accounted for as fixed awards and stock options accounted for as variable awards.

The intrinsic value of unvested stock options assumed in conjunction with acquisitions is recorded as unearned stock-based compensation expense and amortized to expense over the remaining vesting period of the stock options using the straight-line method. Intrinsic value is determined based on the difference between the fair market value of our stock on the date of acquisition and the price the optionee is required to pay to exercise their stock options. As of December 31, 2004 and 2003, we had unearned stock-based compensation of $0.6

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million and $1.6 million, respectively, related to stock options assumed in conjunction with acquisitions. Upon an employee’s termination, any remaining unearned stock-based compensation expense is reduced, with an offset to additional paid-in capital. For the years ended December 2004, 2003, and 2002, stock-based compensation expense related to acquisitions was $0.7 million, $0.8 million, and $0.9 million, respectively.

Upon grant of a stock option with an exercise price less than the fair market value of our stock on the date of grant, we record unearned stock-based compensation expense for the difference between the fair market value of our stock and the employee’s exercise price if the option will be accounted for as a fixed award. Unearned stock-based compensation expense is amortized to stock-based compensation expense over the vesting period using the ratable method, whereby an equal amount of expense is recognized for each year of vesting. Upon an employee’s termination, any remaining unearned stock-based compensation is reduced, with an offset to additional paid-in capital. As of December 31, 2004 and 2003, we had unearned stock-based compensation of $8.9 million and $34.6 million, respectively, related to fixed awards with an exercise price less than the fair market value of our stock on the date of grant. Stock-based compensation expense related to these awards was $23.0 million, $43.0 million and $49.2 million for the years ended December 2004, 2003, and 2002, respectively.

Additionally, we record unearned stock-based compensation for the difference between the fair market value of our stock as of each balance sheet date and the cumulative amount of expense recognized for stock options accounted for as variable awards. As of December 31, 2004 and 2003, we had unearned stock-based compensation of $0.3 million and $4.1 million, respectively, related to variable awards. Stock-based compensation expense related to these awards was a credit of $5.2 million and $13.3 million for the years ended December 2004 and 2002, respectively, and was $47.3 million for the year ended December 2003.

NOTE 12—EMPLOYEE BENEFIT PLANS

As a result of its investigation, the Special Committee determined that certain practices with respect to certain stock option grants and exercises were contrary to the terms of our applicable option plans. See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings” for more information about the Special Committee’s determinations.

Based on information currently available, we believe that, although certain options may have been granted in violation of our applicable option plans, and, although certain of the options were authorized by a Stock Option Committee that included a non-director, those options are valid and enforceable obligations of ours, at least with respect to options granted to employees not culpably involved in improper grant practices. The Special Committee has determined that we should honor options granted to employees not culpably involved in improper grant practices. Accordingly, we intend to honor the options granted to such employees, but we do not intend to allow persons culpably involved in the mispricing to exercise the options at the misstated prices.

1989 Plan

In August 1989, our Board of Directors adopted the 1989 Stock Option Plan (1989 Plan). The 1989 Plan provided for the grant of incentive stock options to employees and non-statutory stock options to employees and / or consultants. Stock options granted under this plan generally have a term of ten years (except that for holders of 10% or more of the total combined voting power of all classes of our stock, the option term of incentive stock options may not exceed five years), vest over a period of four years and are exercisable while such person continues to provide services to us and for a specified period after their service terminates. As of December 31, 2004, there were options to purchase 2,842,000 shares of our common stock outstanding under the 1989 Plan. Options are no longer granted under the 1989 plan.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1994 Directors’ Plan

In August 1994, our Board of Directors adopted the 1994 Directors’ Stock Option Plan (1994 Directors’ Plan). Only members of the Board may be granted options under the 1994 Directors’ Plan. The 1994 Directors’ Plan currently provides for a stock option grant of 50,000 shares to our outside directors upon initial election to the Board and automatic annual grants of 10,000 shares upon re-election of the individual to the Board. Stock options granted under this plan have a term of ten years and are exercisable while such person remains a director and for a specified period after their service terminates. Initial stock option grants and one-time stock option grants vest 20% each year. Annual stock option grants vest in full on the fifth anniversary following each individual’s re-election to the Board. The exercise price of stock options granted under this plan may not be less than 100% of fair market value on the date of grant. As of December 31, 2004, there were options to purchase 350,000 shares of our common stock outstanding under the 1994 Directors’ Plan, and 700,000 shares were available for future grant.

1996 Supplemental Plan

In May 1996, our Board of Directors adopted a stock option plan solely for grants to employees of our subsidiaries located outside the U.S. (1996 Supplemental Plan). Stock options granted under this plan generally have a term of ten years (except that for holders of 10% or more of the total combined voting power of all classes of our stock, the option term of incentive stock options may not exceed five years), vest over a period of four years and are exercisable while such person continues to provide services to us and for a specified period after their service terminates. As of December 31, 2004, there were options to purchase 39,000 shares of our common stock outstanding under the 1996 Supplemental Plan. Options are no longer granted under the 1996 Supplemental Plan.

1999 Plan

In August 1998, our Board of Directors adopted the 1999 Stock Option Plan (1999 Plan) to replace the 1989 Plan, effective on the expiration of the term of such plan in August 1999. The 1999 Plan provides for the grant of incentive stock options and / or non-statutory stock options to employees. As of December 31, 2004, 19,727,000 shares of common stock are reserved for issuance upon exercise of stock options to be granted under this plan. Stock options granted under this plan generally have a term of ten years (except that for holders of 10% or more of the total combined voting power of all classes of our stock, the option term of incentive stock options may not exceed five years), vest over a period of four years and are exercisable while such person continues to provide services to us and for a specified period after their service terminates. The exercise price for all options granted under the 1999 Plan must be equal to at least 100% of the fair market value on the date of grant (except that for holders of 10% or more of the total combined voting power of all classes of our stock, incentive stock options may not be granted at less than 110% of the fair value of the common stock at the date of grant). As of December 31, 2004, there were options to purchase 14,711,000 shares of our common stock outstanding under the 1999 Plan, and 5,016,000 shares were available for future grant.

2000 Supplemental Plan

In July 2000, our Board of Directors adopted the 2000 Supplemental Stock Option Plan (2000 Supplemental Plan), which allows non-statutory stock options and / or stock purchase rights to be granted to any employee who is not a U.S. citizen or resident and who is not an executive officer or director. As of December 31, 2004, 4,951,000 shares of common stock are reserved for issuance upon exercise of stock options and / or stock purchase rights to be granted under the 2000 Supplemental Plan. Stock options granted under this plan generally have a term of ten years (subject to local law, which in certain cases requires a different term), vest over a period of four years and are exercisable while such person continues to provide services to us and for a specified period after their service terminates. The exercise prices for all options granted under the 2000 Supplemental Plan must be equal to at least 100% of the fair market value on the date of grant. As of December 31, 2004, there were

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options to purchase 4,614,000 shares of our common stock outstanding under the 2000 Supplemental Plan, and 337,000 shares were available for future grant. No stock purchase rights were ever granted under these plans.

1997 Freshwater Plan

In May 2001, in conjunction with our acquisition of Freshwater, we assumed the Freshwater 1997 Stock Option Plan (1997 Freshwater Plan). Freshwater’s vested and unvested options were converted to options to purchase our common stock at a conversion ratio of 0.1326 per share. The 1997 Freshwater Plan provided for the grant of incentive stock options to employees and / or non-statutory stock options to employees and / or consultants. Stock options granted under this plan generally have a term of ten years (except that for holders of 10% or more of the total combined voting power of all classes of Freshwater’s stock at the time of grant, the option term of incentive stock options may not exceed five years), vest over a period of four years and are exercisable while such person continues to provide services to us and for a specified period after their service terminates. As of December 31, 2004, there were options to purchase 5,000 shares of our common stock outstanding under the 1997 Freshwater Plan. Options are no longer granted under this plan.

1998 Conduct Plan

In November 1999, in conjunction with our acquisition of Conduct Ltd., we assumed the Conduct Ltd. 1998 Share Option Plan (1998 Conduct Plan). The 1998 Conduct Plan provided for the grant of incentive stock options (to employees) and/or non-statutory stock options (to employees and/or consultants). Stock options granted under this plan generally have a term of ten years, vest over a period of four years and are exercisable while such person continues to provide services to us and for a specified period after their service terminates. As of December 31, 2004, there were options to purchase 7,000 shares of our common stock outstanding under the 1998 Conduct Plan. Options are no longer granted under this plan.

Kintana Plans

In August 2003, in conjunction with our acquisition of Kintana, we assumed the Kintana 1997 Equity Incentive Plan in the U.S. and Share Option Scheme in the United Kingdom (Kintana Plans). Kintana’s vested and unvested options were converted to options to purchase our common stock at a conversion ratio of 0.0951 per share. The Kintana Plans provided for the grant of incentive stock options to employees and / or non-statutory stock options to employees and / or consultants. Stock options granted under this plan generally have a term of ten years (except that for holders of 10% or more of the total combined voting power of all classes of Kintana’s stock at the time of grant, the option term of incentive stock options may not exceed five years), vest over a period of four years and are exercisable while such person continues to provide services to us and for a specified period after their service terminates. As of December 31, 2004, there were options to purchase 827,000 shares of our common stock outstanding under the Kintana Plans. Options are no longer granted under these plans.

2000 Performant Plan

In May 2003, in conjunction with our acquisition of Performant, we assumed the Performant 2000 Stock Option/Restricted Stock Plan (2000 Performant Plan). Performant’s unvested options were converted to options to purchase our common stock at a conversion ratio of 0.0099 per share. The 2000 Performant Plan provided for the grant of incentive stock options to employees and / or non-statutory stock options to employees and / or consultants. Stock options granted under this plan generally have a term of ten years (except that for holders of 10% or more of the total combined voting power of all classes of Performant’s stock at the time of grant, the option term of incentive stock options may not exceed five years), vest over a period of four years and are exercisable while such person continues to provide services to us and for a specified period after their service terminates. As of December 31, 2004, there were options to purchase 6,000 shares of our common stock outstanding under the 2000 Performant Plan. Options are no longer granted under this plan.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 Appilog Plan

In July 2004, in conjunction with our acquisition of Appilog, we assumed the Appilog 2003 Stock Option Plan (2003 Appilog Plan). Appilog’s vested and unvested options were converted to options to purchase our common stock at a conversion ratio of 0.0081 per share. The 2003 Appilog Plan provided for the grant of incentive stock options to employees and / or non-statutory stock options to employees and/or consultants. Stock options granted under this plan generally have a term of ten years (except that for holders of 10% or more of the total combined voting power of all classes of Appilog’s stock at the time of grant, the option term of incentive stock options may not exceed five years), vest over a period of four years and are exercisable while such person continues to provide services to us and for a specified period after their service terminates. As of December 31, 2004, there were options to purchase 294,000 shares of our common stock outstanding under the 2003 Appilog Plan. Options are no longer granted under this plan.

Option plans summary

The following table presents the combined activity of all our option plans for the years ended December 31, 2004, 2003, and 2002 (shares in thousands):

				Options outstanding
	Options available for grant			Number of shares			Weighted average exercise price
	Previously reported	Adjustment	As restated (1)	Previously reported	Adjustment	As restated (1)	Previously reported	As restated (1)
Balance outstanding at December 31, 2001	5,895	647	6,542	19,591	(849)	18,742	$35.32	$35.81
Additional shares authorized	3,996	—	3,996	—	—	—	$—	$—
Options granted	(6,113)	(703)	(6,816)	6,113	703	6,816	$29.33	$28.77
Options canceled and repurchased	1,447	100	1,547	(1,587)	50	(1,537)	$45.21	$44.99
Options expired	—	(112)	(112)	—	—	—	$—	$—
Options exercised	—	—	—	(1,456)	(41)	(1,497)	$10.11	$10.14

Balance outstanding at December 31, 2002	5,225	(68)	5,157	22,661	(137)	22,524	$34.62	$34.76
Additional shares authorized	7,126	(1)	7,125	—	—	—	$—	$—
Options assumed in acquisitions	—	—	—	1,502	—	1,502	$36.42	$36.42
Options granted	(6,232)	(2)	(6,234)	6,232	3	6,235	$34.43	$34.43
Options canceled and repurchased	1,501	272	1,773	(1,771)	17	(1,754)	$40.29	$41.56
Options expired	—	(222)	(222)	—	—	—	$—	$—
Options exercised	—	—	—	(3,034)	1	(3,033)	$20.97	$20.99

Balance outstanding at December 31, 2003	7,620	(21)	7,599	25,590	(116)	25,474	$35.90	$35.95
Options assumed in acquisition	271	(271)	—	229	—	229	$4.82	$4.82
Options granted	(3,367)	272	(3,095)	3,367	(1)	3,366	$45.60	$45.61
Options canceled and repurchased	1,517	371	1,888	(1,890)	5	(1,885)	$41.49	$41.72
Options expired	—	(339)	(339)	—	—	—	$—	$—
Options exercised	—	—	—	(3,490)	1	(3,489)	$24.98	$24.98

Balance outstanding at December 31, 2004	6,041	12	6,053	23,806	(111)	23,695	$38.14	$38.18

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents weighted average exercise price and remaining contractual life information for significant option groups outstanding under the above plans at December 31, 2004 (shares in thousands):

Options outstanding				Options vested
Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares exercisable	Weighted average exercise price
(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)

$0.13 – $18.25	3,112	3.81	$9.39	3,054	$9.25
$18.74 – $29.29	3,462	7.05	$27.72	2,327	$27.74
$29.65 – $31.41	3,229	8.02	$31.24	1,451	$31.33
$31.55 – $39.81	3,686	7.79	$36.05	1,812	$34.80
$40.72 – $45.50	3,135	6.45	$42.00	2,197	$40.89
$45.55 – $63.06	6,034	7.29	$55.67	3,645	$61.01
$63.06 – $67.88	742	5.39	$65.31	711	$65.20
$67.88 – $125.44	295	5.61	$100.60	295	$100.60

$0.13 – $125.44	23,695	6.78	$38.18	15,492	$38.05

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

As of December 31, 2004, 5.8 million options were outstanding and subject to variable accounting primarily as a result of a lack of evidence of authorization for certain stock option grants. As such, the exercise price of the stock options is not considered fixed on the date of grant and therefore these stock options are being accounted for as variable awards. When variable accounting is applied, we remeasure the intrinsic value of the options at the end of each reporting period until there is a measurement date, the options are exercised, forfeited or expire. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. As a result, changes in our stock price will change the intrinsic value of our stock options and compensation expense or benefit recognized in any given period. Compensation expense is recognized over the vesting period using an accelerated vesting method of recognition in accordance with FIN No. 28.

Employee Stock Purchase Plan

In August 1998, the stockholders adopted the 1998 Employee Stock Purchase Plan (ESPP). Since adoption, an aggregate of 7,300,000 shares of common stock have been reserved for issuance thereunder. Under the 1998 ESPP, employees are granted the right to purchase shares of common stock at a price per share that is the lesser of (i) 85% of the fair market value of the shares at the participant’s entry date into the offering period, or (ii) 85% of the fair market value of the shares at the end of the offering period. In August 2001, the Board changed the offering period from six months to two years. During 2004, 2003, and 2002, 707,000, 527,000, and 378,000 shares, respectively, were purchased under the 1998 ESPP at an average purchase price of $24.22, $21.23, and $23.81, respectively.

From August 2002 to August 2004, we inadvertently issued shares under our 1998 ESPP priced at a discount greater than 15% from the applicable closing price of our common stock. Accordingly, these shares were treated as compensatory in accordance with APB No. 25, and compensation expense was recognized on the purchase date when the actual purchase price could be determined. As a result, we recognized $9.4 million and $8.0 million of stock-based compensation expense for the years ended December 2004 and 2003, respectively.

Long-Term Incentive Plan

On December 15, 2004, the Compensation Committee of our Board of Directors adopted the Mercury Long-Term Incentive Plan (Incentive Plan) which provides cash-based and equity-based incentives to our eligible

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees, including executive officers designated by the Compensation Committee. Payment of the cash awards is generally based upon the attainment of financial goals over a particular performance period. The Compensation Committee may specify a vesting period for payment of the cash awards that may be longer than the performance period. We will recognize expense related to the cash awards over the performance period or the vesting period, whichever is longer on straight line basis. Equity awards will be granted under the 1999 Plan and subject to the terms and conditions under the 1999 Plan. The Incentive Plan will commence in 2005 and can be terminated at the discretion of the Compensation Committee.

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

NOTE 13—INCOME TAXES

The provision for income taxes consisted of (in thousands):

	Year Ended December 31,
	2004	2003	2002
	(as restated) (1)	(as restated) (1)	(as restated) (1)
Federal:
Current	$7,575	$2,838	$5,286
Deferred	(5,451)	2,074	—

	2,124	4,912	5,286

State:
Current	1,082	674	1,123
Deferred	(779)	296	—

	303	970	1,123

Foreign:
Current	8,745	4,961	2,810
Deferred	(274)	(442)	—

	8,471	4,519	2,810

	$10,898	$10,401	$9,219

Income (loss) before provision for income taxes consisted of (in thousands):

	Year Ended December 31,
	2004	2003	2002
	(as restated) (1)	(as restated) (1)	(as restated) (1)
Domestic	$92,044	$(125,763)	$(86,117)
Foreign	(27,370)	73,578	132,396

	$64,674	$(52,185)	$46,279

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	December 31,
	2004	2003	2002
	(as restated) (1)	(as restated) (1)	(as restated) (1)
Provision at federal statutory rate of 35%	$22,636	$(18,265)	$16,198
State tax, net of federal tax benefit	303	970	1,123
Foreign rate differentials	(14,830)	(10,405)	(14,175)
Tax-exempt interest	(244)	(671)	(575)
Non-deductible in-process research and development	315	4,189	—
Non-deductible stock-based compensation	4,712	16,452	4,115
Research and development credit	(250)	—	—
Change in valuation allowance	(2,388)	16,324	2,307
Other	644	1,807	226

	$10,898	$10,401	$9,219

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $643.0 million of undistributed earnings for certain non-U.S. subsidiaries. We intend to invest these earnings indefinitely in operations outside the U.S.

The components of the deferred tax assets (liabilities) follow (in thousands):

	December 31,
	2004	2003
	(as restated) (1)	(as restated) (1)
Deferred tax assets:
Other reserves and accruals	$1,871	$13,195
Depreciation and amortization	2,887	5,133
Sales reserve	2,120	2,167
Accrued vacation	2,546	2,345
Tax credit carryovers	3,520	948
Stock-based compensation	31,531	36,620
Net operating loss and capital loss carryforwards	12,998	39,897
Less: Valuation allowance	(38,973)	(43,178)

	18,500	57,127
Deferred tax liabilities:
Deferred intercompany payments	—	(39,928)
Acquired intangible assets	(11,554)	(16,757)

	(11,554)	(56,685)

	$6,946	$442

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004 and 2003, our U.S. net operating loss carry forwards for income tax purposes were approximately $233.0 million and $260.0 million, respectively. If not utilized, the Federal net operating loss carry forwards will expire in various years through 2023, and the State net operating loss carry forwards will expire in various years through 2013. The net operating losses are primarily attributable to stock option compensation deductions.

During the year ended December 31, 2004, we reduced our valuation allowance by $4.2 million. The cumulative valuation allowance has been placed against the gross deferred tax assets because, in our best assessment, it is more likely than not, that we will not recognize all of the tax benefit related to our deferred tax assets on which a valuation was recorded. The valuation will be reduced in the period when we are able to utilize the deferred tax assets on its tax return, resulting in a reduction in income taxes payable. If these net operating losses are ultimately recognized, the portion of these losses attributable to excess tax benefits arising from non-compensatory stock options will be accounted for as a credit to our stockholders’ equity rather than as a reduction to income tax expense.

In 2004, we recognized a tax benefit of $0.3 million relating to stock option deductions which was directly allocated to additional paid-in capital. Prior to the restatement the windfall tax benefit from stock option deductions was recorded directly to additional paid-in capital. As a result of the restatement, a portion of this tax benefit no longer constituted windfall benefit and was therefore credited to reduce the provision for income taxes instead of contributed capital.

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

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we recorded a current income taxes payable and a prepaid asset in the amount of $25.5 million, which will be amortized to income tax expense on a straight-line basis over eight years, which approximates the period over which the expected benefit is expected to be realized. At December 31, 2004, we have a prepaid asset of $3.2 million included in prepaid expenses and $12.7 million included in other assets on our consolidated balance sheet.

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in the fair value of the underlying 2000 Notes attributable to changes in the LIBOR in our consolidated balance sheets. We record the ineffectiveness arising from the difference between the two fair values in our consolidated statements of operations as “Other income (expense), net”. At December 31, 2004 and 2003, the fair value of the swap was $4.8 million and $11.6 million, respectively, and the change in the fair value of our 2000 Notes attributable to changes in the LIBOR during the period resulted in a decrease in the carrying value of our 2000 Notes of $4.5 million and $11.2 million, respectively. The unrealized gains on the interest rate swap were less than $0.1 million for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, our total restricted cash associated with the swap was $6.0 million.

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

See Note 19, “Subsequent Events (unaudited),” for additional information related to the termination of our interest rate swap and the modification of our 2000 Notes and 2003 Notes.

NOTE 15—RESTRUCTURING, INTEGRATION AND OTHER RELATED EXPENSES

We did not record any restructuring expenses during the years ended December 31, 2004 and 2003. See Note 6 for integration and other related expenses we recorded during the years ended December 31, 2004 and 2003.

During the first quarter of 2002, we reversed $0.5 million of the cash restructuring expenses associated with the cancellation of the marketing event in 2001 because we were able to use the deposit for another event. The expense was originally recorded as part of the restructuring expense in 2001.

NOTE 16—SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2004, 2003, and 2002 are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
		(as restated) (1)
Supplemental disclosure:
Cash paid during the year for income taxes, net of refunds of $1,257, $882, and $301, respectively	$4,234	$6,546	$4,200

Cash paid during the year for interest	$19,553	$22,005	$20,862

Supplemental non-cash investing activities:
Issuance of common stock and stock options in conjunction with acquisitions	$10,401	$128,456	$—

Purchase of domain name in exchange for customer support service, and sales and technical training	$—	$491	$—

Common stock received in exchange for an equity investment in a privately-held company	$1,360	$—	$—

The fair value of assets acquired and the fair value of liabilities assumed from acquisitions completed in 2004 and 2003 are disclosed in Note 6, “Acquisitions”.

Supplemental non-cash financing activities:
Issuance of common stock for notes receivable	$—	$—	$769

Elimination of debt offering costs in conjunction with debt retirement	$—	$—	$1,229

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—RELATED PARTIES

Notes receivable from issuance of common stock

At December 31, 2004 and 2003, we held non-recourse notes receivable collateralized by common stock from our employees totaling $5.5 million and $7.9 million, respectively, for purchases of our common stock. Accrued interest is due quarterly or at the end of the term of the note. The principal amount is due two to five years from the anniversary of the notes or as common stock is sold. We account for notes receivable collateralized by common stock from our employees and officers using variable accounting under APB No. 25.

Other note receivable from executive officer

In addition to the notes described under “Notes receivable from issuance of common stock” above and the notes receivable from our executive officers that have been specifically identified in the notes to our consolidated financial statements for prior fiscal periods, at December 31, 2002, we held a note receivable from Amnon Landan, our former chief executive officer, in the amount of $0.5 million. The note was originally issued in September 1999 with an original principal amount of $1.0 million and bore interest at the rate of five percent (5%) per year. The principal amount was originally due in December 2000, but the note’s maturity date was later extended to June 30, 2001 and then subsequently further extended until March 31, 2006. The loan was repaid in full by Mr. Landan in March 2003. See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

Employee receivables

At December 31, 2003, we held a full-recourse note receivable collateralized by property with an employee totaling $0.2 million. The note bore interest at the market rate on the date of issuance specific to the employee. Accrued interest was due either quarterly or annually. The principal amount was due between five and seven years from the anniversary of the note. As of December 31, 2004, we had no outstanding full-recourse notes receivable collateralized by property with any employee or officer.

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Marketing agreement with Biz360

In January 2003, our Audit Committee approved a 15-month subscription agreement with Biz360 to purchase marketing services for $0.1 million. One of our members of the Board of Directors serves on the Biz360 board of directors. In April 2003, we signed an extension to the subscription agreement with Biz360. In accordance with the extension to the agreement, Biz360 will provide additional marketing service to our European operations for less than $0.1 million over a 15-month period. As of December 31, 2003, we have made $0.2 million in payments toward this agreement. We did not enter into any transactions with Biz 360 in 2004.

Subcontractor arrangement with InteQ Corporation

In April 2001 and July 2002, we invested $3.0 million and $0.4 million in InteQ Corporation (InteQ) for 6,782,727 shares and 834,512 shares of its Series B Preferred stock, respectively. These investments are accounted for using the cost method. We do not have a seat on the InteQ board of directors. In June 2002, we entered into a subcontractor agreement with InteQ to outsource the delivery of the monitoring and problem remediation solutions of our Global SiteReliance (GSR) service. The contract was scheduled to end in April 2003 and was extended to June 2003. Prior to the subcontractor agreement, we delivered the GSR service to three customers, which as of June 2002 have been transitioned to InteQ. For a subcontractor fee, InteQ would perform the remaining services for these customers and any additional or new service contracts entered into by us. GSR service revenue of $0.2 million and $0.3 million related to these customers was netted against the subcontractor fee of $0.2 million and $0.3 million for the years ended December 31, 2003 and 2002, respectively. There were no GSR service revenue nor subcontractor fee related to InteQ recorded for the year ended December 31, 2004. To perform the GSR service to our existing customers, InteQ has purchased a SiteScope thirteen-month term license from us for approximately $0.2 million. This term license was sold to InteQ with extended payment terms; consequently we are recognizing the revenue associated with this term license as payments are made by InteQ. To service additional customers, InteQ will have to acquire additional SiteScope licenses based upon certain criteria. In 2004, InteQ did not purchase any SiteScope license. In 2003, InteQ purchased additional SiteScope licenses aggregating less than $0.1 million, primarily for an existing customer. For the years ended December 31, 2004, 2003, and 2002, revenue of less than $0.1 million each year was recorded for the InteQ SiteScope license, respectively.

In August 2002, we entered into a referral fee agreement whereby InteQ will pay us a 15% referral fee for customers referred by us to InteQ. The referral fee agreement ended on June 30, 2003. For the year ended December 31, 2003, we recorded $0.2 million referral fee revenue from InteQ. No referral fee revenue was recognized during the years ended December 31, 2004 and 2002.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—SEGMENT AND GEOGRAPHIC REPORTING

We organize, manage, and analyze our business geographically. The reportable operating segments are: the Americas, EMEA, APAC, and Japan. We operate in one industry segment: the development, marketing, and selling of integrated application delivery, application management, and IT governance solutions. Our chief operating decision maker relies on internal management reports, which provide contribution margin analysis by geographic locations, to make financial decisions and allocate resources. Contribution margin consists of revenues from third parties less costs and expenses over which management of the geographic regions can directly control. These costs and expenses are primarily personnel-related costs for supporting our customer service, professional service, managed service, and sales organizations. Other operating segment costs and expenses are excluded from the internal management reporting as our chief operating decision maker does not use the information to evaluate the operating segment performance. Other operating segment costs and expenses include research and development costs, general and administrative expenses, marketing costs, information technology infrastructure expenses, stock-based compensation expense and other costs not allocated to the geographic locations. Revenues from third parties are attributed to a country primarily based on the location where the invoice is issued. The following table presents the financial performance of our operating segments (in thousands):

	Year ended December 31,
	2004	2003	2002
	(as restated) (3)	(as restated) (3)	(as restated) (3)
Revenues from third parties by segment:
Americas (including U.S. of $412,589, $310,910, and $250,720 respectively)	$423,843	$321,885	$262,035
EMEA (including U.K. of $79,607, $58,377, and $40,760 respectively)	208,122	149,251	112,313
APAC	38,973	23,830	14,794
Japan	15,133	11,239	10,811

	686,071	506,205	399,953

Direct costs and expenses by segment:
Americas	207,742	156,325	125,221
EMEA	119,720	80,852	62,710
APAC	21,762	13,781	10,926
Japan	6,937	6,130	5,783

	356,161	257,088	204,640

Contribution margin by segment:
Americas	216,101	165,560	136,814
EMEA	88,402	68,399	49,603
APAC	17,211	10,049	3,868
Japan	8,196	5,109	5,028

	329,910	249,117	195,313

Corporate and other unallocated costs and expenses (income):
Research and development (1)	60,861	47,069	36,427
General and administrative (1)	52,041	35,856	28,389
Stock-based compensation	34,460	105,663	38,409
Other (2)	130,196	119,382	60,064
Interest income	(38,210)	(34,399)	(34,941)
Interest expense	24,627	22,824	24,994
Other expense (income), net	1,261	4,907	(4,308)

	265,236	301,302	149,034

Income (loss) before income taxes	$64,674	$(52,185)	$46,279

(1)	Facility expenses are included in the contribution margin calculation. Unallocated information technology infrastructure expenses are included in other expenses.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Other unallocated costs and expenses include restructuring, integration, and other related expenses, amortization of intangible assets, marketing expenses, unallocated information technology infrastructure expenses, and other costs not allocated to the geographic locations. For the years ended December 31, 2004 and 2003, acquisition-related expenses and excess facilities expenses are also included.
(3)	See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

The following table presents the percentage of third party revenues from countries that contributed greater than 10% of our total revenues and international revenues as a percentage to the total revenues from third parties for the periods indicated (in thousand):

	For the year ended December 31,
	2004	2003	2002
	(as restated) (1)	(as restated) (1)	(as restated) (1)
United States	60%	61%	63%

International (excluding U.K.)	28%	27%	27%
United Kingdom	12%	12%	10%

Total International	40%	39%	37%

(1)	See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

Long-lived assets, which primarily consist of property and equipment, are attributed to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation, summarized by our operating segment was as follows (in thousands):

Property and equipment, net:	December 31,
	2004	2003
	(as restated) (1)
Americas (including U.S. of $41,682 and $40,750, respectively)	$41,717	$40,801
EMEA (including Israel of $31,061 and $28,288, respectively)	34,677	31,001
APAC	1,575	1,011
Japan	264	390

	$78,233	$73,203

(1)	See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

Operations located in the U.S. accounted for 67% and 76% of consolidated identifiable assets at December 31, 2004 and 2003, respectively. Operations located in Israel accounted for 25% and 19% of consolidated identifiable assets at December 31, 2004 and 2003, respectively.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although we operate in one industry segment, our chief operating decision maker evaluates revenues based on the components of application delivery, application management and IT governance. With the acquisition of Kintana in August 2003, we began recognizing revenue from sales of IT governance products. Accordingly, the following tables present revenues for application delivery, application management, and IT governance (in thousands):

	For the year ended December 31, 2004 (as restated) (1)
	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$210,244	$24,048	$27,090	$261,382
Subscription fees	74,133	76,222	1,844	152,199

Total product revenues	284,377	100,270	28,934	413,581
Maintenance fees	174,447	10,040	11,728	196,215
Professional service fees	43,035	13,878	19,362	76,275

	$501,859	$124,188	$60,024	$686,071

	For the year ended December 31, 2003 (as restated) (1)
	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$181,207	$11,988	$7,644	$200,839
Subscription fees	43,461	55,334	29	98,824

Total product revenues	224,668	67,322	7,673	299,663
Maintenance fees	149,762	7,601	1,660	159,023
Professional service fees	36,795	4,160	6,564	47,519

	$411,225	$79,083	$15,897	$506,205

	For the year ended December 31, 2002 (as restated) (1)
	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$182,929	$9,285	$—	$192,214
Subscription fees	20,569	32,401	—	52,970

Total product revenues	203,498	41,686	—	245,184
Maintenance fees	116,858	5,404	—	122,262
Professional service fees	31,281	1,226	—	32,507

	$351,637	$48,316	$—	$399,953

(1)	See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—SUBSEQUENT EVENTS (UNAUDITED)

Events Related to the Special Committee and Company Investigations and the Restatement

On June 7, 2005, in response to a then-informal inquiry of the SEC, our Board of Directors appointed a Special Committee consisting of disinterested members of the Audit Committee to conduct an internal investigation relating to past stock option practices.

In August 2005, we failed to timely file our Form 10-Q for the period ended June 30, 2005 as a result of the ongoing Special Committee investigation and received from the trustee for our 2003 Notes and our 2000 Notes (together, the “Notes”) a notice of default on the Notes as a result of the failure to furnish such report timely to the Notes trustee. See “—Amendments to the Terms of Our 2000 Notes and Our 2003 Notes” below. We also concluded that, based on the Special Committee’s then-preliminary determinations, our previously issued financial statements for the years ended December 31, 2002, 2003 and 2004, which were included in our originally filed Form 10-K for the year ended December 31, 2004, the Forms 10-Q filed with respect to each of these fiscal years and the financial statements included in our Form 10-Q for the quarter ended March 31, 2005, should no longer be relied upon and would be restated.

Beginning on or about August 19, 2005, several securities class action complaints were filed against us and certain of our current and former officers and directors, on behalf of purchasers of our stock from October 2003 to November 2005. These class action lawsuits are consolidated in the U.S. District Court for the Northern District of California as In Re Mercury Interactive Corporation Securities Litigation, Case No. C05-3395. The original actions were Archdiocese of Milwaukee Supporting Fund, Inc. v. Mercury Interactive, et al. (Case No. C05-3395), Johnson v. Mercury Interactive, et al. (Case No. 05-3864), Munao v. Mercury Interactive, et al. (Case No. C05-4031), and Public Employees’ Retirement System of Mississippi v. Mercury Interactive, et al. (Case No. 05-5157). The securities class action complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints generally allege that we and the individual defendants made false or misleading public statements regarding our business and operations, and seek unspecified monetary damages and other relief against the defendants. On May 5, 2006, the Court appointed the Mercury Pension Fund Group, represented by Labaton Sucharow & Rudoff LLP and Glancy Binkow & Goldberg LLP, as lead plaintiff and counsel. The parties stipulated, and the Court approved, a briefing schedule by which the consolidated amended complaint will be filed between August 7, 2006 and September 5, 2006. We are unable to predict the outcome of these matters at this time.

On October 4, 2005, we announced that we had received notice that the SEC’s informal inquiry had been converted to a formal investigation. We continue to fully cooperate with the SEC, and have provided the staff with extensive documentation relating to the Special Committee’s and our findings as discussed in Note 3 to these Consolidated Financial Statements. The SEC inquiry is ongoing. We do not know the remedial or monetary terms which the SEC may seek.

Beginning on or about October 14, 2005, several derivative actions were also filed against certain current and former directors and officers. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re Mercury Interactive Corporation Derivative Litigation, Lead Case No. 05-3395, which consolidates Korhely v. Boston, et al. (Case No. 05-4642), Gupta v. Boston, et al. (Case No. 05-4685), Casey v. Landan, et al. (Case No. 05-4690), Selig v. Landan, et al. (Case No. 05-4703) and City of New Orleans Employees’ Retirement System v. Landan, et al. (Case No. 05-4704); (2) California Superior Court, Santa Clara County, as In re Mercury Interactive Corporation Shareholder Derivative Litigation, Lead Case No. 1-05-CV-050710, which consolidates Conrardy v. Landan, et al. (Case No. 1-05-CV-050710), and Morillo v. Landan, et al. (Case No. 1-05-CV-051923); and (3) the Delaware Court of Chancery, as Schwartz v. Landan, et al. (Case No. Civ A 1755-N), and Cropper v. Landan, et al. (Case No. Civ A. 1938-N). The complaints allege

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that certain of our current and former directors and officers breached their fiduciary duties to us by engaging in alleged wrongful conduct complained of in the securities class action litigation described above. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. We are unable to predict the outcome of these matters at this time. Our Board of Directors has appointed a Special Litigation Committee consisting of two independent Board members that is authorized to conduct an independent review and investigation of issues relating to these derivative matters, take any action, including the filing and prosecution of litigation on our behalf, that the Special Litigation Committee deems in our interests, and recommend to our Board any other appropriate action that we should take with respect to the derivative matters.

On November 2, 2005, we announced that the Special Committee had made certain determinations as a part of its continuing investigation. At that time, the Special Committee determined that from 1995 to the present, there had been forty-nine instances in which stock option grants utilized a grant date, the date used to determine the strike price of the option, that differed from the date on which the option appeared to have actually been granted. Subsequently, the Special Committee determined that an additional five stated grant dates were different from the date on which the option appeared to have actually been granted. The Special Committee also made determinations regarding the incorrect reporting of option exercise dates and certain loans to officers. On November 2, 2005, we also announced that our Board of Directors had accepted the resignations of Amnon Landan as chairman, chief executive officer and director, Douglas Smith as executive vice president and chief financial officer, and Susan Skaer as vice president, general counsel and secretary (together, “Prior Management”). On that date, we also announced that our Board had named Anthony Zingale as chief executive officer and David Murphy as chief financial officer, and that Dr. Giora Yaron had been elected Chairman of the Board.

On November 14, 2005, our Board expanded the Special Committee’s charter. In connection with the restatement, we and the Special Committee conducted certain investigative procedures as part of the process for determining whether current management could continue to rely upon the work performed by the accounting, finance and legal personnel, excluding Prior Management, as it relates to fiscal years 2004, 2003 and 2002, and the extent to which the Company’s prior accounting and controls for non-stock option related matters can be relied upon for purposes of the preparation and certification of the restated consolidated financial statements. The investigation included an e-mail review and interviews of current and former employees to determine whether there were additional issues relating to the integrity of the restated consolidated financial statements (including potential illegal activity) not captured in the e-mail review. See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

On December 2, 2005, we announced that we had entered into an agreement effective November 30, 2005 with Douglas Smith to increase the exercise price of options underlying his option agreement dated November 2, 2001 to $28.05 per share. As a result, he paid us approximately $0.5 million on May 26, 2006, which represents the difference between the option’s exercise price of $24.29 per share and the agreed-upon exercise price of $28.05 per share for 120,000 shares he previously acquired on exercise of the option. Mr. Smith’s stock option granted on November 2, 2001, to the extent vested and exercisable on the date his employment terminated, remained exercisable until March 15, 2006, which was beyond the expiration date set forth in his stock option agreement. This modification to extend the exercise period for his vested stock options did not result in any effect on our consolidated financial statements.

On January 3, 2006 we announced that our common stock was delisted from The NASDAQ National Market as a result of our noncompliance with the NASDAQ listing requirements and that our common stock would be traded on the Pink Sheets effective as of January 4, 2006.

On February 2, 2006, we announced that we had entered into an agreement effective January 27, 2006 with Amnon Landan pursuant to which his stock option with a record grant date of January 8, 2001 to acquire 700,000 shares of our common stock was cancelled. Additionally, the exercise prices of certain of Mr. Landan’s stock

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options were increased. The exercise price of his option to purchase 120,000 shares with a record grant date of July 15, 1999 was increased from $18.25 to $21.94 per share, the exercise price of his option to purchase 700,000 shares with a record grant date of January 22, 2002 was increased from $29.29 to $36.43 per share, and the exercise price of his option to purchase 322,680 shares with a record grant date of January 9, 1998 was increased from $6.315 to $8.75 per share. It was also agreed that Mr. Landan’s vested options would remain exercisable until July 15, 2006. As a result of the modification, we are required to record stock-based compensation expense based on the fair value of the modified options in excess of the fair value of the original vested options immediately before modification in accordance with the provisions of SFAS No. 123(R). We are currently implementing SFAS No. 123(R) and are unable to estimate the amount of stock-based compensation expense that will be recorded in 2006 or subsequent periods in connection with this modification.

In February 2006, we also added Stanley Keller and Joseph Costello as new independent members of our Board of Directors. Mr. Keller also currently serves as the chair of the Special Litigation Committee and the Nominating and Corporate Governance Committee, and as a member of the Audit Committee. Mr. Costello currently serves as a member of the Compensation Committee. Also in February, Sandra Escher joined the company as its general counsel and secretary.

On March 17, 2006 we announced that we would be unable to timely file our Annual Report on Form 10-K for the year ended December 31, 2005, and that we expected to file our restated consolidated financial statements with the SEC within the quarter ended June 30, 2006.

On May 5, 2006, a shareholder derivative lawsuit was filed against certain current and former officers and directors in the U.S. District Court for the Northern District of California, Klein v. Landan, et al., No. 06-2971 (JF). This action alleges that defendants violated Section 16(b) (the short-swing profits provision) of the Securities Exchange Act of 1934. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The individual defendants must respond to the complaint by July 21, 2006. We are unable to predict the outcome of this matter at this time.

On May 19, 2006, we announced that the Special Committee had determined on May 15, 2006 that Amnon Landan should be treated as having been terminated for cause under his employment agreement dated February 11, 2005. The Special Committee concluded that there was a material breach by Mr. Landan of his fiduciary obligations as an officer due to his actions and omissions in connection with option grants, option exercises and loans to him while he was our CEO. We had previously disclosed that Mr. Landan is not entitled to receive severance benefits under this employment agreement in the event he is terminated for cause.

On June 7, 2006, we announced that the Special Litigation Committee of our Board of Directors had issued a report which made the following determinations: (i) the claims against Amnon Landan should be pursued by the Company using counsel retained by the Company; (ii) a recommendation that the Special Committee declare void Mr. Landan’s vested and unexercised options to the extent such options are found by the Special Committee to have been dated improperly; (iii) the derivative claims asserted against former Chief Operating Officer Ken Klein, former Chief Financial Officer Doug Smith and former General Counsel Susan Skaer should be pursued by a shareholder plaintiff in the context of the derivative action in the Santa Clara County Superior Court, rather than in the Delaware Chancery Court or the Northern District of California; (iv) the derivative claims against non-management directors Giora Yaron, Igal Kohavi and Yair Shamir should be dismissed because the Special Litigation Committee determined that the derivative claims against Dr. Yaron, Dr. Kohavi and Mr. Shamir will fail in the face of the provisions of the Company’s Certificate of Incorporation and the Delaware General Corporation Law which would permit damages claims against them only for breach of their duty of loyalty or for actions taken in bad faith; (v) the derivative claims against current CEO and director Tony Zingale, outside directors Clyde Ostler and Brad Boston, and former principal accounting officer Bryan LeBlanc should be dismissed because none of these individuals was affiliated with us at the time of the principal events at issue; and (vi) the derivative claims against our independent

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

registered public accounting firm, PricewaterhouseCoopers LLP, should be stayed at least six additional months. Also on June 7, 2006, we announced that the Special Committee determined to follow the Special Litigation Committee’s recommendation and declared void and cancelled an aggregate of 2,625,416 vested and unexercised options granted to Mr. Landan between 1997 and 2002.

On June 8, 2006 we filed a motion in the Santa Clara Superior Court seeking to implement the Special Litigation Committee’s conclusions. The motion is set for hearing on July 14, 2006. We also filed motions seeking to dismiss or stay the derivative actions pending in the Delaware Chancery Court in favor of the California state court derivative litigation. The Delaware motions are likely to be set for hearing in early September 2006. Pursuant to a stipulation of the parties, which was approved by the Court, the derivative action pending in the Northern District of California was stayed pending resolution of the California state court derivative litigation. We are unable to predict the outcome of these matters at this time.

On June 9, 2006, our Board of Directors received a shareholder letter demanding that the Company bring suit for alleged Section 16(b) violations against a different group of current and former officers than was set forth in the May 5, 2006 shareholder derivative lawsuit. If the Board does not comply with the demand letter by August 8, the shareholder may initiate an action on our behalf.

On June 23, 2006, the SEC Staff, as part of the “Wells” process by which the SEC Staff affords individuals and companies the opportunity to present their views regarding potential action by the SEC, advised counsel for directors Igal Kohavi, Yair Shamir and Giora Yaron that the SEC Staff is considering recommending that the Commission file a civil enforcement proceeding against each of these directors under applicable provisions of the federal securities laws. If charges are brought, the SEC may seek a permanent injunction against further violations of the securities laws, an order permanently barring these directors from serving as officers or directors of any SEC registered company, and civil monetary penalties. The charges under consideration would allege that each of these directors knew or should have known about the manipulation of grant dates and that each knew, or was reckless in not knowing, the impact that option backdating would have on our financial results. The directors have advised the SEC Staff that they intend to file a Wells submission arguing that they did not violate the federal securities laws, that they did not participate in or know of option backdating, and that the charges under consideration are legally and factually without basis. Former officers are likely to receive or have received similar Wells notices. The formal SEC investigation of the Company is continuing. In light of the Wells notice, the aforementioned directors have offered to withdraw from their respective positions on the applicable committees of the Company’s Board of Directors, and the Board has accepted that offer.

Costs of Restatement and Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our internal review of our historical financial statements, the preparation of the restated financial statements, the SEC investigation and inquiries from other government agencies, the related class action and derivative litigation, and the amendments to the terms of our Notes as a result of our failure to timely file our Exchange Act reports with the SEC and the trustee for the Notes. Excluding the $40.2 million that we will be required to pay to the holders of both series of Notes in addition to the face value of the Notes in the event all holders of both series of Notes exercise their put options, we estimate these expenses to date to be in excess of $70.0 million in aggregate through the quarter ended March 31, 2006. We expect to continue to incur significant expense in connection with these matters.

Amendments to the Terms of Our 2000 Notes and Our 2003 Notes

As discussed above, as a result of our failure to file our Form 10-Q for the period ended June 30, 2005, we violated provisions of the indentures related to our 2000 Notes and our 2003 Notes (together, the “Notes”) that

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

require us to furnish such information promptly to the Notes trustee and received a notice of default on the Notes in August 2005. In October 2005, we solicited consents from the holders of the Notes. On October 26, 2005, we announced that holders of a majority of each series of the Notes had submitted consents which waived until March 31, 2006 any default or event of default under the indentures arising from our failure to timely file with the SEC and provide to the trustee of the Notes, those reports required to be filed under the Securities Exchange Act of 1934 (Report Defaults). In consideration for the waiver, we (i) paid to the consenting holders of 2000 Notes a consent fee of $25.00 for each $1,000 principal amount of 2000 Notes, resulting in a $7.1 million payment that will be amortized to interest expense over the remaining term of the 2000 notes and (ii) entered into a supplement to the Indenture governing the 2003 Notes pursuant to which we will be required to repurchase the 2003 Notes, at the option of the holder, on November 30, 2006 at a repurchase price equal to 107.25% of the principal amount. If the put option is exercised by all holders, we will be required to pay the face value and an additional $36.3 million to the 2003 Note holders on that date. Additionally, since the put option more than doubled the initial rate of return to the Note holders, it is not considered to be clearly or closely related to the original terms of the 2003 indenture governing the 2003 Notes, and will be accounted for separately. Therefore, the fair value of this put option will be recorded as an expense in our consolidated statements of operations in the fourth quarter of 2005 and be marked-to-market through our condensed consolidated statements of operations each period until expiration or exercise of the put. The remaining unamortized debt issuance costs associated with the 2003 Notes will be accelerated and expensed in full by November 30, 2006. Legal and other third party costs incurred in connection with these transactions were expensed as incurred.

Because we failed to file our SEC reports by March 31, 2006, as required by the waivers we obtained in October 2005, the trustee or the holders of 25% of each series of the Notes had the right as of April 1, 2006 to declare the principal and interest on the applicable series of Notes immediately due and payable. On April 21, 2006 we solicited additional consents from the holders of the Notes requesting a waiver until the stated maturity of the 2000 Notes and the 2003 Notes, as applicable, of any Report Defaults. On May 4, 2006, we announced that, as of May 3, 2006, holders of a majority of the outstanding aggregate principal amount of each series of the Notes had submitted consents and therefore the Report Defaults were waived for all holders. In consideration for the waiver, we (i) entered into a supplement to the Indenture governing the 2000 Notes requiring us to repurchase the 2000 Notes, at the option of the holder, on March 1, 2007 at a repurchase price equal to 101.3% of the principal amount of the 2000 Notes, together with accrued and unpaid interest, if any, and providing that any 2000 Notes redeemed pursuant to Article XI of the Indenture during the period from July 1, 2006 through March 5, 2007 shall be at a redemption price of 101.3% of the principal amount of the 2000 Notes, together with accrued and unpaid interest, if any, to the redemption date and (ii) entered into a supplement to the Indenture governing the 2003 Notes requiring us to repurchase the 2003 Notes, at the option of the holder, on October 31, 2006 (in addition to the existing optional put date of November 30, 2006), at a repurchase price equal to 107.25% of the principal amount of the 2003 Notes. If the put options are exercised by all holders of both series of Notes, we will be required to pay the face value of the Notes and an additional $36.3 million to the holders of the 2003 Notes on October 31, 2006 or November 30, 2006 and $3.9 million to the holders of the 2000 Notes on March 1, 2007.

Because the 2003 Notes were originally issued as non-interest bearing, zero coupon notes, and the issuance of the put option effectively doubled the initial rate of return on these Notes, the put option is not considered clearly or closely related to the original terms of the Indenture governing the 2003 Notes and will be accounted for separately. As a result, the fair value of the put option will be recorded as an expense in our condensed consolidated statements of operations in the second quarter of 2006 and be marked-to-market through our consolidated statements of operations each period until exercise or expiration of the put. We have estimated the current fair value of the November 30, 2006 put option to be zero as a result of the low probability of exercise, given the proximity of the October 31, 2006 put option at the same repurchase price. We will re-evaluate the probability of exercise quarterly, and should future probability assessments indicate that there is a change in likelihood of exercise for any of the put options, we will re-evaluate our valuation of the put options. The put

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option issued to the holders of the 2000 Notes did not more than double the initial rate of return on the Notes and is therefore considered to be clearly and closely related to the Indenture governing the 2000 Notes for accounting purposes. Accordingly, this put option will not be accounted for separately, and the difference between the repurchase price and carrying value of the Notes will be expensed upon exercise of the put. The remaining unamortized debt issuance costs associated with both series of Notes will also be accelerated and expensed in full through the period ending October 31, 2006 for the 2003 Notes and ending March 1, 2007 for the 2000 Notes. Legal and other third party costs incurred in connection with these transactions will be expensed as incurred.

On May 22, 2006, we terminated our $300 million receive fixed / pay floating interest rate swap, with a fair value of approximately $3.9 million. As a result, we made a cash payment to GSCM of approximately $0.4 million. Our decision to terminate the swap resulted from various considerations, including the potential effect of the put option issued to the holders of the 2000 Notes, which could effectively change the maturity of the 2000 Notes to March 1, 2007, the continued volatility and uncertainty of the interest rate environment, and the fact that the LIBOR exceeds our fixed coupon rate of 4.75%. In connection with the swap termination, we will record an expense of approximately $1.4 million in the second quarter of 2006 resulting from the ineffectiveness caused by the change in cash flows from issuance of the put option, which will be substantially different from the previously anticipated cash flows. In addition, the excess of the face value of the debt that was subject to the swap over the fair value of the debt as of the date the swap was terminated was $2.5 million and will be amortized to expense on a straight-line basis until March 1, 2007, the put date on the 2000 Notes. Interest expense on the 2000 Notes will be fixed at the stated coupon rate of 4.75% over the remaining life of the 2000 Notes.

Acquisitions

On July 26, 2005, we acquired a wireless testing business unit from Intuwave Limited. The acquired technology helps to automate the testing of wireless services and applications running on smart phones. The acquisition enables us to continue to deepen our core BTO technology. We accounted for the acquisition as a purchase transaction and paid initial consideration of less than $0.1 million on the closing date. Direct acquisition costs, which consisted of external service providers and consultants, totaled $0.1 million through March 31, 2006. Pursuant to the purchase agreement, we are obligated to make contingent payments to Intuwave subsequent to the acquisition. Contingent payments of less than $0.1 million were made through the first quarter of 2006 based upon post-closing sales of our products using the purchased technology from the date of acquisition through March 31, 2006.

On September 1, 2005, we completed the acquisition of BeatBox Technologies, Inc. (Beatbox), formerly known as ClickCadence, LLC. BeatBox specialized in assisting companies to optimize the efficiency and effectiveness of their online presence. We accounted for the acquisition as a purchase transaction and paid cash of $9.7 million, including $0.2 million of acquisition-related costs through March 31, 2006. Cash assumed in the acquisition was $0.3 million. We are also obligated to make contingent payments to Beatbox subsequent to the acquisition. Contingent consideration includes a cash continuity payment of $2.7 million and cash success payments of up to $1.5 million. The continuity payment will be earned through the continued employment of a key employee for a period of 18 months after the date of acquisition, payable on February 28, 2007, and will be recognized as compensation expense when paid. Success payments are earned and expensed upon the achievement of certain technical milestones. Those success payments earned prior to February 28, 2007 will be paid on February 28, 2007. Success payments earned after that date will be paid within 10 business days after the technical milestone is achieved.

On January 31, 2006, we completed our acquisition of Systinet Corporation (Systinet). The technology of Systinet, a leading provider of service-oriented architecture (SOA) governance and lifecycle management software and services, when combined with Mercury BTO Enterprise™ offerings, will help enable customers to

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

take a lifecycle approach to optimizing the quality, performance and availability of SOA business services. We accounted for the acquisition as a purchase transaction and paid cash of approximately $105.0 million, plus the exercise price of all vested and outstanding Systinet options and warrants that had not been exercised prior to closing, less certain of Systinet’s net liabilities as calculated in accordance with the acquisition agreement. In addition, we agreed to assume Systinet’s unvested stock options, which were converted into options to purchase our common stock at an exchange ratio based in part on the per share merger consideration. Pursuant to the purchase agreement, we entered into a milestone bonus plan related to certain technical and operational activities. This milestone bonus plan of up to $5.0 million is payable to certain key employees for their achievement of specific milestones through June 30, 2007, and will be recognized as compensation expense when earned.

On June 7, 2006, we completed the acquisition of service desk and ITIL-based technology and research and development resources from Vertical Solutions, Inc. (VSI) and Tefensoft Inc. for an aggregate cash purchase price of $18.5 million, less certain of Tefensoft’s net liabilities as calculated in accordance with the acquisition agreement, less the exercise price of all outstanding Tefensoft warrants that had not been exercised prior to closing, plus we also assumed certain net liabilities. The transaction was structured as an acquisition of technology assets from VSI and the purchase of all of the outstanding capital stock of Tefensoft Inc. VSI is a developer of service management and sales force automation software based in Cincinnati, Ohio. Tefensoft Ltd., a wholly owned subsidiary of Tefensoft Inc., is a software development company based in Tefen, Israel. Pursuant to the purchase agreement related to Tefensoft, we entered into a milestone bonus and non-competition plan related to certain technical and operational activities and, in some cases, compliance with non-competition provisions. This milestone bonus and non-competition plan of up to $1.8 million is payable to certain key employees of Tefensoft for their achievement of specific milestones through May 31, 2009, and will be recognized as compensation expense when earned.

Asset Impairment Review

During the second quarter of 2005, as part of our review of our operational effectiveness to better align our people, resources and assets with our new business objectives, management decided to discontinue development of the technology we licensed from Motive. This decision resulted in an impairment review of prepaid royalties of $15.4 million, of which $15.0 million had been paid as of December 31, 2004. Based upon management’s decision to discontinue development efforts, combined with the fact that Motive-based products had not been available for sale, there are no projected revenues or cash flows associated with the Motive technology. Since we determined that we had no alternative use for the licensed technology, the prepaid royalties of $15.4 million were not recoverable and were expensed to expense in the second quarter of 2005.

Also, as part of our second quarter review of operational effectiveness, management decided to discontinue development of technology we had purchased from Allerez, resulting in an impairment loss associated with the purchased technology. As a result of management’s decision, we performed an impairment review in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, on the purchased technology from Allerez. We evaluated the recoverability of the intangible asset by comparing its estimated fair value to its carrying value and recorded an impairment expense based on the amount by which the carrying value of the intangible asset exceeded its fair value. The estimated fair value was determined using a discounted cash flow method. Based on our impairment review, we reduced the carrying value of the intangible asset to zero resulting in an impairment loss of $0.6 million.

Restructuring

As a result of our review of our operational effectiveness, in July 2005, our Board of Directors approved a restructuring plan which primarily included a global reduction in headcount. The restructuring expense, consisting of one-time termination benefits, was $2.1 million, all of which had been paid as of December 31, 2005.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments and Obligations

On January 7, 2005, we completed the sale of our remaining vacant building in Sunnyvale, California that was classified as held for sale in April 2004 at carrying value to a third party for $4.9 million in cash, net of $0.3 million in transaction fees.

Also, in February 2005, we entered into a letter of credit line with Wells Fargo Bank, a related party, for $5.0 million, of which $2.2 million has been utilized. $1.2 million is related to letters of credit issued prior to fiscal year 2005 for certain facilities we lease in California, another letter of credit of $1.0 million issued in February 2005, is related to a new sublease agreement to lease additional buildings at our headquarters in Mountain View, California. This lease agreement commences in May and July 2005, and expires in March 2013.

In October 2005 and February 2006, at the request of GSCM, we provided additional collateral of $1.3 million and $1.7 million, respectively, in fixed income securities for our obligations under our interest rate swap agreement.

Modifications of stock options

In July 2005, in connection with a severance agreement with a former employee, we accelerated the vesting of options to purchase 28,646 shares of common stock with exercise prices of $29.29 and $31.41 per share. The exercise period of these accelerated options and the vested portion of options to purchase 225,000 shares of common stock with exercise prices of $40.72 and $60.88 per share was extended through June 30, 2006. As a result of these modifications, we recorded a one-time stock-based compensation expense of $0.2 million in the third quarter of 2005 based on the fair value of our common stock on the date of the modification. We also recorded payroll-related severance expenses of $0.5 million in the third quarter of 2005 related to this severance agreement.

On February 8, 2006, we entered into an Employment Agreement with Anthony Zingale, our president and chief executive officer, effective as of November 1, 2005, to set forth his compensation terms. In addition, the agreement provides that certain options to purchase an aggregate of 450,000 shares of common stock previously granted to him will remain exercisable until the fifteenth day of the tenth month or December 31st, whichever is later, following his termination of employment for any reason. As a result of the modification, we are required to record stock-based compensation expense based on the fair value of the modified options in excess of the fair value of the original vested options immediately before modification in accordance with the provisions of SFAS No. 123(R). We are currently implementing SFAS No. 123(R) and are unable to estimate the amount of stock-based compensation expense that will be recorded in 2006 or subsequent periods in connection with this modification. In addition, on February 8, 2006, we entered into a revised Change of Control Agreement with Mr. Zingale that provides upon the involuntary termination (including resigning for good reason), or termination of his employment as a result of disability or death, within 18 months following a change of control of us, he will be entitled to, among other things, accelerated vesting of all stock options and other forms of long-term compensation held by him at the time of termination, with all outstanding vested stock options granted prior to January 1, 2006 remaining exercisable until the fifteenth day of the tenth month or the December 31st, whichever is later, that follows the termination of his employment, and all options granted on or after January 1, 2006 remaining exercisable for a period of twelve months following the termination of his employment.

On March 16, 2006, we entered into an Employment Agreement with David Murphy, our chief financial officer, effective as of April 1, 2006, to set forth his compensation terms. In addition, the agreement provides that certain options to purchase an aggregate of 390,000 shares of common stock previously granted to him will remain exercisable until the fifteenth day of the third month or December 31st, whichever is later, following the date, for each option, on which the applicable option would have expired under the terms at its original grant

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date. As a result of the modification, we are required to record stock-based compensation expense based on the fair value of the modified options in excess of the fair value of the original vested options immediately before modification in accordance with the provisions of SFAS No. 123(R). We are currently implementing SFAS No. 123(R) and are unable to estimate the amount of stock-based compensation expense that will be recorded in 2006 or subsequent periods in connection with this. In addition, on March 16, 2006, we entered into a revised Change of Control Agreement with Mr. Murphy that provides upon the involuntary termination (including resigning for good reason), or termination of his employment as a result of disability or death, within 24 months following a change of control of us, he will be entitled to, among other things, accelerated vesting of all stock options and other forms of equity and long-term compensation held by him at the time of termination, with all outstanding vested stock options granted prior to January 1, 2006 remaining exercisable until the later of the fifteenth day of the third month following the date at which the option would otherwise have expired under the terms of the option at its original grant date, or the December 31st that follows the termination of his employment, and all outstanding vested options granted on or after January 1, 2006 remaining exercisable for a period of twelve months following the termination of his employment.

Change in offering period of our Employee Stock Purchase Plan

In May 2005, the Compensation Committee of our Board of Directors approved an amendment to the 1998 Employee Stock Purchase Plan to reduce the maximum offering period from two years to six months, effective as of the beginning of the next offering period on August 16, 2005. The purchase price for each offering period will be determined at 85% of the fair market value of our common stock on either the offering date or the end of the offering period, whichever is lower.

Repatriation of Foreign Earnings

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated in 2004 or 2005. The deduction would result in an approximate 5.25% federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for the federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by the Board of Directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of our foreign earnings that qualify for the deduction is $500.0 million.

During December 2005, we repatriated $500.0 million from our Israeli subsidiary under the Jobs Act. The repatriation is subject to tax rates of approximately 23.5% for Israeli taxes, approximately 5% for U.S. federal taxes and approximately 1% for state taxes in accordance with tax laws existing at the time. We are currently under negotiations with the Israeli government in an attempt to obtain approval to reduce a portion of the 23.5% Israeli taxes. However, the likelihood that we will be successful in obtaining such approval remains uncertain.

Historically, we have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, had not provided U.S. taxes thereon. As a result of the Jobs Act, we have re-evaluated our intentions regarding a portion of our foreign earnings to take advantage of the special benefit available under the Jobs Act. However, this distribution from previously indefinitely reinvested earnings does not change our position going forward that future earnings of certain of our foreign subsidiaries will be indefinitely reinvested.

UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited consolidated quarterly financial information as restated for all quarters of fiscal years 2004 and 2003 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results discussed in this Form 10-K/A:

	As previously reported Quarter ended (3)
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003
	(in thousands, except per share amounts)
	(1)	(1)	(1)	(1)	(1)	(1)	(1)	(1)
Total revenues	$204,283	$165,411	$159,047	$156,806	$151,976	$126,056	$118,056	$110,385

Net income (loss)	$35,038	$19,043	$11,611	$18,908	$13,098	$(6,664)	$16,935	$18,144

Adjusted net income (loss) for diluted net income (loss) per share calculation	$35,397	$19,401	$11,970	$19,266	$13,460	$(6,664)	$17,172	$18,144

Net income (loss) per share—basic	$0.41	$0.22	$0.13	$0.21	$0.15	$(0.08)	$0.20	$0.21

Net income (loss) per share—diluted	$0.36	$0.19	$0.11	$0.18	$0.13	$(0.08)	$0.17	$0.20

Weighted average common shares—basic	84,496	87,908	92,448	91,450	90,077	87,705	85,610	85,032

Weighted average common shares—diluted	98,179	101,214	107,910	107,454	106,703	87,705	100,179	89,349

	Adjustments Quarter ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003
	(in thousands, except per share amounts)
	(1)	(1)	(1)	(1)	(1)	(1)	(1)	(1)
Total revenues	$474	$(39)	$50	$39	$(439)	$104	$7	$60

Net income (loss)	$(11,424)	$13,979	$(15,006)	$(18,373)	$(16,219)	$(35,701)	$(33,006)	$(19,173)

Adjusted net income (loss) for diluted net income (loss) per share calculation	$(11,425)	$13,980	$(15,365)	$(18,731)	$(16,581)	$(35,701)	$(33,244)	$(19,173)

Net income (loss) per share—basic	$(0.13)	$0.16	$(0.17)	$(0.20)	$(0.18)	$(0.41)	$(0.39)	$(0.22)

Net income (loss) per share—diluted	$(0.12)	$0.14	$(0.15)	$(0.17)	$(0.16)	$(0.41)	$(0.36)	$(0.21)

Weighted average common shares—basic	(83)	(80)	(118)	(188)	(260)	(373)	(433)	(983)

Weighted average common shares—diluted	1,349	397	(15,580)	(8,965)	(16,886)	(373)	(15,002)	(5,300)

	As restated Quarter ended
	Dec. 31, 2004	Sept. 30, 2004		June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003		June 30, 2003	March 31, 2003
	(in thousands, except per share amounts)
	(1)	(1)		(1)	(1)	(1)	(1)		(1)	(1)
Total revenues	$204,757	$165,372		$159,097	$156,845	$151,537	$126,160		$118,063	$110,445

Net income (loss)	$23,614	$33,022	(2)	$(3,395)	$535	$(3,121)	$(42,365	)(2)	$(16,071)	$(1,029)

Adjusted net income (loss) for diluted net income (loss) per share calculation	$23,972	$33,381		$(3,395)	$535	$(3,121)	$(42,365)		$(16,072)	$(1,029)

Net income (loss) per share—basic	$0.28	$0.38		$(0.04)	$0.01	$(0.03)	$(0.49)		$(0.19)	$(0.01)

Net income (loss) per share—diluted	$0.24	$0.33		$(0.04)	$0.01	$(0.03)	$(0.49)		$(0.19)	$(0.01)
Weighted average common shares—basic	84,413	87,828		92,330	91,262	89,817	87,332		85,177	84,049

Weighted average common shares—diluted	99,528	101,611		92,330	98,489	89,817	87,332		85,177	84,049

(1)	See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.
(2)	Include a non-recurring charge of $0.9 million and $10.7 million related to in-process research and development acquired from Appilog and Kintana acquisitions in July 2004 and August 2003, respectively.