Form 10-Q/A
period 2005-03-31
MERCURY INTERACTIVE CORP
filed 2006-08-01
CIK 867058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors”. Further, except for the forward-looking statements included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings” and Item 4, “Controls and Procedures,” all forward-looking statements contained in this amended Quarterly Report on Form 10-Q/A, unless they are specifically otherwise stated to be made as of a different date, are made as of May 6, 2005, the original filing date of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. In addition, except for the sections of this Form 10-Q/A entitled “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings” (included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), Item 4, “Controls and Procedures,” and Note 2 and Note 17 of the Notes to the Condensed Consolidated Financial Statements, this Form 10-Q/A does not reflect events occurring after the filing of our Quarterly Report on Form 10-Q filed on May 6, 2005 other than the restatement, and we undertake no obligation to update the forward-looking statements in this Quarterly Report on Form 10-Q/A.

Explanatory Note

We are amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 6, 2005 (the Original Filing) to restate our condensed consolidated financial statements for the quarters ended March 31, 2005 and 2004 and the related disclosures. See Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of the effect of the restatement.

The restatement of the Original Filing reflected in this amended Quarterly Report on Form 10-Q/A includes adjustments arising from the determinations of a Special Committee, consisting of disinterested members of the Audit Committee, which was formed in June 2005 to conduct an internal investigation into the Company’s past stock option practices, as well as our internal review relating to our historical financial statements.

For more information on these matters, please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings”, Note 2 of the Notes to the Condensed Consolidated Financial Statements, and Item 4, “Controls and Procedures”.

We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than (i) this amended Quarterly Report on Form 10-Q/A and (ii) the amended Annual Report on Form 10-K/A for the year ended December 31, 2004 filed on July 3, 2006. For this reason, the condensed consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Except for the sections of this Form 10-Q/A entitled “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings” (included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), Item 4, “Controls and Procedures,” and Note 2 and Note 17 of the Notes to the Condensed Consolidated Financial Statements, all of the information in this amended Quarterly Report on Form 10-Q/A is as of March 31, 2005 and does not reflect events occurring after the Original Filing, other than the restatement, or modify or update disclosures (including, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below, the exhibits to the Original Filing) affected by subsequent events. Accordingly, this amended Quarterly Report on Form 10-Q/A should be read in conjunction with our amended Annual Report on Form 10-K/A for the year ended December 31, 2004, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable SEC rules, this amended Quarterly Report on Form 10-Q/A includes updated certifications from our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this amended Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:

Part I – Item 1 – Unaudited Financial Statements;

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I – Item 4 – Controls and Procedures; and

Part II – Item 6 – Exhibits

MERCURY INTERACTIVE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2005	December 31, 2004
	(as restated) (1)	(as restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$599,890	$182,868
Short-term investments	151,074	447,453
Trade accounts receivable, net of sales reserve of $5,562 and $5,157, respectively	181,319	223,410
Deferred tax assets, net	3,843	3,445
Prepaid expenses and other assets	62,003	72,999

Total current assets	998,129	930,175
Long-term investments	499,503	508,120
Property and equipment, net	80,932	78,233
Investments in non-consolidated companies	13,507	13,031
Debt issuance costs, net	10,331	11,258
Goodwill	396,329	396,329
Intangible assets, net	34,593	38,452
Restricted cash	6,000	6,000
Interest rate swap	24	4,832
Long-term deferred tax assets, net	4,389	3,503
Other assets	24,998	23,548

Total assets	$2,068,735	$2,013,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,134	$20,008
Accrued liabilities	124,078	143,815
Income taxes	69,135	65,114
Deferred tax liabilities, net	2	2
Short-term deferred revenue	318,292	311,576

Total current liabilities	528,641	540,515
Convertible notes	799,654	804,483
Long-term deferred revenue	97,797	102,205
Other long-term payables	2,458	2,386

Total liabilities	1,428,550	1,449,589

Commitments and contingencies (Notes 8, 9 and 17)
Stockholders’ equity:
Preferred stock	—	—
Common stock	173	170
Additional paid-in capital	1,166,731	1,118,753
Treasury stock	(348,249)	(348,249)
Notes receivable from issuance of common stock	(3,792)	(5,456)
Unearned stock-based compensation	(10,946)	(9,822)
Accumulated other comprehensive loss	(11,625)	(13,182)
Accumulated deficit	(152,107)	(178,322)

Total stockholders’ equity	640,185	563,892

Total liabilities and stockholders’ equity	$2,068,735	$2,013,481

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2005	2004
	(as restated) (1)	(as restated) (1)
Revenues:
License fees	$71,067	$57,589
Subscription fees	45,976	35,938

Total product revenues	117,043	93,527
Maintenance fees	56,577	46,904
Professional service fees	25,479	16,414

Total revenues	199,099	156,845

Costs and expenses:
Cost of license and subscription (including stock-based compensation*)	11,198	10,245
Cost of maintenance (including stock-based compensation*)	4,508	4,385
Cost of professional services (including stock-based compensation*)	21,282	13,826
Cost of revenue - amortization of intangible assets	2,506	2,605
Marketing and selling (including stock-based compensation*)	92,379	81,451
Research and development (including stock-based compensation*)	19,579	22,460
General and administrative (including stock-based compensation*)	17,950	16,640
Integration and other related expenses	—	979
Amortization of intangible assets	1,353	1,335

Total costs and expenses	170,755	153,926

Income from operations	28,344	2,919
Interest income	10,788	9,149
Interest expense	(6,994)	(5,864)
Other expense, net	(1,242)	(386)

Income before provision for income taxes	30,896	5,818
Provision for income taxes	4,681	5,283

Net income	$26,215	$535

Net income per share - basic	$0.31	$0.01

Net income per share - diluted	$0.26	$0.01

Weighted average common shares - basic	85,664	91,262

Weighted average common shares and equivalents - diluted	100,712	98,489

* Stock-based compensation:
Cost of license and subscription	$267	$277
Cost of maintenance	260	514
Cost of professional services	205	146
Marketing and selling	3,096	5,011
Research and development	777	4,688
General and administrative	667	3,258

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
	(as restated) (1)	(as restated) (1)
Cash flows from operating activities:
Net income	$26,215	$535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,822	4,914
Sales reserve	604	237
Unrealized gain on interest rate swap	(21)	(44)
Amortization of intangible assets	3,859	3,940
Stock-based compensation	5,272	13,894
Loss on investments in non-consolidated companies	137	455
(Gain) loss on disposals of assets	(301)	463
Gain on investment	(994)	—
Unrealized (gain) loss on warrant	137	(332)
Tax benefit from employee stock options	61	31
Deferred income taxes	(1,283)	(1,285)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	40,439	17,658
Prepaid expenses and other assets	5,869	(1,257)
Accounts payable	(2,787)	971
Accrued liabilities	(19,506)	(5,054)
Income taxes	4,021	5,758
Deferred revenue	4,201	19,951
Other long-term payables	73	1,056

Net cash provided by operating activities	71,818	61,891

Cash flows from investing activities:
Maturities of investments	307,009	163,581
Purchases of held-to-maturity investments	(297,447)	(187,246)
Proceeds from sale of available-for-sale investments	358,476	256,700
Purchases of available-for-sale investments	(62,375)	(335,029)
Proceeds from return on investment in non-consolidated company	350	1,525
Purchases of investments in non-consolidated companies	(750)	(750)
Cash paid in conjunction with the acquisition of Kintana, net	—	(70)
Net proceeds from sale of assets and vacant facilities	4,858	2,537
Acquisition of property and equipment, net	(7,687)	(10,532)

Net cash provided by (used in) investing activities	302,434	(109,284)

Cash flows from financing activities:
Proceeds from issuances of common stock under stock option and employee stock purchase plans	41,282	42,543
Collection of notes receivable from issuances of common stock, net of tax	1,024	209

Net cash provided by financing activities	42,306	42,752

Effect of exchange rate changes on cash	464	(211)

Net increase (decrease) in cash and cash equivalents	417,022	(4,852)
Cash and cash equivalents at beginning of year	182,868	127,971

Cash and cash equivalents at end of period	$599,890	$123,119

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—OUR SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

We have wholly-owned sales subsidiaries in the Americas, Europe, the Middle East and Africa (EMEA); Asia Pacific (APAC); and Japan for marketing, distribution and support of products and services. The Americas includes Brazil, Canada, Mexico, and the United States of America (the U.S.). EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom (the U.K.). APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. Research and development activities are primarily conducted in our Israeli subsidiary. The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, except as disclosed herein, that in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q/A should be read in conjunction with our audited financial statements for the year ended December 31, 2004, included in our 2004 Form 10-K/A. The condensed consolidated statements of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for any subsequent periods or for the entire fiscal year ending December 31, 2005.

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

Compensation expense associated with fixed awards is measured as the difference between the fair market value of our stock on the date of grant and the grant recipient’s exercise price, which is the intrinsic value of the award on that date. No compensation expense is recognized if the grant recipient’s exercise price equals the fair market value of our common stock on the date of grant. Stock compensation expense is recognized over the vesting period using the ratable method, whereby an equal amount of expense is recognized for each year of vesting.

Promissory notes used in the past to exercise stock options are non-recourse in nature, and therefore we account for such transactions in accordance with Emerging Issues Task Force (EITF) Consensus No. 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan Features Under APB Opinion No. 25” and FIN No. 44. Our determination that the promissory notes are non-recourse was based on a series of factors that, when assessed collectively, indicated the promissory note holders were not at risk, despite the recourse provisions of the notes. These factors included, among other things: such loans were secured by the stock issued, loan interest in numerous circumstances was forgiven, and repurchase of shares by us in instances in which the value of the stock pledged as security for the loan was less than the loan amount upon maturity of the note or the note holder’s termination of employment. Since interest associated with non-recourse promissory notes is considered part of the option’s exercise price, and our promissory notes were and are subject to prepayment, the exercise prices of the awards were not fixed. Accordingly, stock options exercisable or exercised with non-recourse promissory notes are subject to variable accounting under APB No. 25. Additionally, certain stock options for which evidence of authorization could not be located are being accounted for as variable awards.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

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

We account for modifications to stock options under FIN No. 44, which was effective July 1, 2000. Modifications include, but are not limited to, acceleration of vesting, extension of the exercise period following termination of employment and/or continued vesting while not providing substantive services. Compensation expense is recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurs while not providing substantive services. The intrinsic value of the award is the difference between the fair market value of our common stock on the date of modification and the optionee’s exercise price.

We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In accordance with these accounting standards, the fair value of stock options issued to non-employees is determined on the date of grant using the Black-Scholes option-pricing model. If a performance commitment exists, the fair value of the award is amortized to compensation expense over the service period using the ratable method. A performance commitment exists if performance by the counterparty to earn the equity instruments is probable because of sufficiently large disincentives for nonperformance, provided the Company has no history of not enforcing such terms. If a performance commitment does not exist, a measurement date does not occur until performance is complete. In these instances, the fair value of the award is remeasured each period and compensation expense is recognized over the service period using the accelerated method of amortization in accordance with FIN No. 28.

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

The following table presents the effect on net income and net income per share as if we had applied the fair value recognition provisions under SFAS No. 123 to options granted under our stock option plans and rights to acquire stock granted under our 1998 Employee Stock Purchase Plan (1998 ESPP). For purposes of this pro forma disclosure, the value of options and rights to acquire stock granted under the 1998 ESPP are estimated using a Black-Scholes option pricing model and amortized to expense ratably over the vesting periods of the awards. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. The following pro forma disclosure has been restated to reflect changes in assumptions and corrections of errors related to both our reported net income and to the pro forma stock –based compensation amounts as determined under SFAS No. 123, identified in connection with our restatement (See Note 2, “Restatement of Consolidated Financial Statements”):

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

	Three months ended March 31,
	2005	2004
	(as restated) (2)	(as restated) (2)
Net income	$26,215	$535
Add (Deduct):
Stock-based employee compensation expense included in reported net income	5,272	13,894
Stock-based employee compensation expense determined under fair value based method for all awards	(24,217)	(43,773)

Pro forma net income (loss)	$7,270	$(29,344)

Net income per share - basic, as reported	$0.31	$0.01

Net income (loss) per share - basic, pro forma	$0.08	$(0.32)

Net income per share - diluted, as reported	$0.26	$0.01

Net income (loss) per share - diluted, pro forma (1)	$0.08	$(0.32)

(1)	For the three months ended March 31, 2005, pro forma net income has been adjusted to include debt expense, net of tax, of $0.4 million for the calculation of pro forma diluted net income per share.
(2)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

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

We recognize stock-based compensation expense using the ratable method over the vesting period of the related options, which is generally a four-year period. We have not provided an income tax benefit for stock-based compensation expense for the three months ended March 31, 2005 since it is more likely than not that deferred tax assets associated with this expense will not be realized. To the extent we realize deferred tax assets associated with stock based compensation expense in the future, the income tax effects of such an event may be recognized at that time.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility and the expected life of an option. Prior to the first quarter of 2005, the expected volatility assumptions we used were solely based on the historical volatility of our common stock. In the first quarter of 2005, we have modified our approach to estimate the expected volatility by also considering the implied volatility in market-traded options on our common stock which we believe is more indicative of future trends. Since our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

For the period August 2002 through August 2004, our ESPP offering period allowed a two-year look back with rollover provisions and multiple purchase periods. As disclosed in our Restatement of Condensed Consolidated Financial Statements in Note 2, errors were noted in the application of FTB No. 97-1, which addresses plans with these features. Additionally, in connection with the restatement, we determined that certain assumptions we used previously to estimate the fair value of our stock options and stock purchase rights required correction. As a result, we have correctly applied FTB No. 97-1 and have also revised our estimate of the weighted average fair value of stock options and rights to acquire shares based on the following assumptions for the three months ended March 31, 2005 and 2004:

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

	Option plans		ESPP
Three months ended March 31,
	2005	2004	2005	2004
	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)
Expected life (years)	3.0 to 6.5	3.0 to 6.5	0.5 to 2.0	0.5 to 2.0
Risk-free interest rate	3.96% to 4.33%	1.99% to 3.33%	1.21% to 3.41%	1.00% to 2.98%
Volatility (2)	48% to 82%	71% to 84%	35% to 89%	41% to 113%
Dividend yield	0%	0%	0%	0%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(2)	For the three months ended March 31, 2005, the expected volatility for our stock option plans was a blended volatility calculated based on the historical volatility over a three-year period and market-based implied volatility. For the three months ended March 31, 2005, the expected volatility for our ESPP was a blended volatility calculated based on the historical volatility over a six-month period and market-based implied volatility. For the three months ended March 31, 2004, the expected volatility was solely based on the historical volatility of our common stock for our stock option plans and ESPP.

Based upon the above assumptions, the weighted average fair value of options granted under stock option plans during the three months ended March 31, 2005 and 2004 was $20.70 and $22.75 per share, respectively. The weighted average fair value of rights to acquire shares under the 1998 ESPP during the three months ended March 31, 2005 and 2004 was $13.06 and $16.89 per share, respectively.

Revenue recognition

Revenue consists of fees for license and subscription licenses of our software products, maintenance fees, and professional service fees. We apply the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of software products and services. In addition, we apply the provisions of EITF No. 00-03, Application of AICPA SOP No. 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, to our managed services software transactions. We also apply EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, to account for transaction-related sales incentives.

In the second quarter of 2003, we adopted EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. The adoption of this EITF did not have a material effect on our condensed consolidated financial statements and we continue to account for our revenues in accordance with SOP 97-2, Software Revenue Recognition.

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

Subscription revenue, including managed service revenue, consists of license fees to use one or more software products and to receive maintenance support (such as customer support and product updates) for a limited period of time. Since subscription licenses include bundled products and services which are sold as a combined offering and for which the value of the license fee is not separately determinable from maintenance, both product and service revenue, are generally recognized ratably over the term of the subscription. Customers do not pay a set up fee associated with a subscription arrangement. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then the two generally become bundled together and revenue is recognized over the term of the contract.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

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

Professional service revenue consists of fees charged for product training and consulting services, which are determinable based upon vendor specific evidence of fair value. Professional service revenue is recognized as the professional services are delivered, provided that all other revenue recognition requirements are met.

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

We derive a portion of our business from sales of our products and services through our alliance partners, which include value-added resellers and major systems integration firms.

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

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription and term contracts with customers and consist of sales commissions paid to our sales employees. The deferred commissions are recognized over the term of the related customer contracts. The deferred commissions are realizable through the future revenue streams under the customer contracts. Recognition of deferred commissions is included in marketing and selling expense in the condensed consolidated statements of operations. Deferred commissions are included in other current assets and non-current deferred commissions are included in other non-current assets on the condensed consolidated balance sheets.

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. For the three months ended March 31, 2005 and 2004, advertising expenses totaled $2.0 million and $1.6 million, respectively.

Reclassifications

In connection with our decision at the end of 2004 to classify auction rate securities as short-term investments, certain reclassifications have been made to our condensed consolidated statement of cash flows for the three months ended March 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of the change in cash and cash equivalents. For the three months ended March 31, 2004, prior to this classification adjustment, net cash used in investing activities related to these investments of $0.4 million was included in cash and cash equivalents in our condensed consolidated statement of cash flows.

Recent accounting pronouncements

In April 2005, the SEC amended the compliance dates for SFAS No. 123R, Share-Based Payment. The new rule allows public companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005. We will be required to adopt SFAS No. 123R in the first quarter of 2006 and begin to recognize stock-based compensation related to employee equity

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

awards in our condensed consolidated statements of operations using a fair value based method on a prospective basis. We expect the adoption of SFAS No. 123R to have a significant effect on our results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. We expect the adoption of SAB No. 107 will have a significant adverse effect on our financial position and results of operations upon our adoption of SFAS No. 123R in the first quarter of 2006.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal year ending after December 15, 2005. We do not expect the adoption of FIN No. 47 to have an effect on our financial position and results of operations.

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In November 2004, the Company was contacted by the Securities and Exchange Commission (SEC) as part of an informal inquiry entitled In the Matter of Certain Option Grants (SEC File No. MHO-9858). The Company voluntarily produced documents in response to this request, which was followed by an additional document request by the SEC in April 2005. In June 2005, in the course of responding to the SEC’s inquiry, we determined that there were potential problems with the dating and pricing of stock option grants and with the accounting for these option grants.

Our Board of Directors promptly formed a Special Committee of disinterested directors with broad authority to investigate and address our past stock option practices. The Special Committee was composed of two disinterested members of our Board of Directors and Audit Committee, Clyde Ostler and Brad Boston. The Special Committee retained the law firm of O’Melveny & Myers LLP as its independent outside counsel. O’Melveny & Myers LLP hired Ernst & Young LLP as independent accounting experts to aid in its investigation. In August 2005, the Special Committee concluded that the actual dates of determination for certain past stock option grants differed from the originally stated grant dates for such awards. Because the prices at the originally stated grant dates were lower than the prices on the actual dates of the determination, we determined we should have recognized material amounts of stock-based compensation expense which were not previously accounted for in our previously issued financial statements. Therefore, our Board of Directors concluded that our previously issued unaudited interim and audited annual consolidated financial statements for the years ended 2004, 2003 and 2002, as well as the unaudited interim financial statements for the first quarter ended March 31, 2005, should no longer be relied upon because these financial statements contained misstatements and would need to be restated. In October 2005, we disclosed that the SEC inquiry had been converted to a formal investigation.

On November 2, 2005, the Special Committee made certain determinations as a result of its review of the Company’s past stock option practices. The Special Committee found that certain stock option grants utilized a grant date, the date used to determine the strike price of the option, that differed from the date on which the option appeared to have been actually granted. In almost every such instance, the price on the actual grant date was higher than the price on the originally stated date, meaning that the misdating had the effect of permitting the recipients of the options to exercise at a strike price lower than the price on the actual grant date. The Special Committee found that the intentional selection of a favorable price for option grants had occurred in numerous instances, including the vast majority of stock option grants between January 1996 and April 2002 and occurred with respect to grants to all levels of employees. The Special Committee further found that our then Chief Executive Officer Amnon Landan, Chief Financial Officer Doug Smith, and General Counsel Susan Skaer (Prior Management) were each aware of and, to varying degrees, participated in these practices. Each of them also benefited personally from the practices. Although each of these officers asserts that he or she did not focus on the fact that the practices and their related accounting were improper, the Special Committee concluded that each of them knew or should have known that the practices were contrary to the option plan and proper accounting. The Special Committee also found that on at least three occasions, option exercises by Company executives including Mr. Landan appear to have been reported as having occurred on a date that differed from the date at which the exercise actually happened. This difference in reported versus actual dates reduced the executives’ taxable income significantly and exposed the Company to possible penalties for failure to pay withholding taxes. After reviewing the results of the investigation, our Board of Directors determined that it would be appropriate to accept the resignations of the Prior Management tendered on November 1, 2005.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

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

In November 2005, following the resignation of Prior Management, our Board of Directors expanded the mandate of the Special Committee. Specifically, the Special Committee was requested to work in conjunction with the Company to conduct a supplemental review of the principal financial reporting control areas of the Company and the key individuals functioning in these areas during the relevant time periods. Specifically, the purpose of the supplemental review was to determine whether the work previously carried out by the Company could be relied upon with respect to matters other than the stock option related matters that were the subject of the Special Committee’s initial efforts (recertification procedures). These recertification procedures identified several instances in which other established controls appear to have been deliberately overridden between 1997 and early 2002 to permit certain former members of senior management (including our then CEO Amnon Landan and then CFO Sharlene Abrams) at times to manage or influence the timing of quarter-end shipments and influence the timing and level at which certain expense items and accruals were recorded to achieve a desired consistency of reported financial results. While the practice of influencing quarter-end shipments did not result in any misstatements of reported financial results or the need for any accounting adjustment, the lack of public disclosure of this practice was improper. In addition, the recertification procedures identified what appears to have been several instances of efforts to influence the timing and level at which certain expense items and accruals were recorded. These activities did not result in additional adjustments to the restated consolidated financial statements in our Form 10-K/A or the condensed consolidated financial statements contained within this Form 10-Q/A because they occurred in periods prior to the year ended December 31, 2002 and related principally to the timing of transactions. In addition, through our recertification procedures we also identified certain other errors in accounting determinations and judgments relating to transactions occurring in years 2004, 2003, 2002 and the interim period ended March 31, 2005 which, although immaterial, have been reflected in the restated consolidated financial statements in our Form 10-K/A and the condensed consolidated financial statements contained herein.

Concurrent with the supplemental review, our management, under the oversight of the Audit Committee, completed an internal review in order to prepare the restated consolidated financial statements which included evaluations of the previously carried out accounting and led to adjustments for: (a) stock option grants made to persons before they became employees; (b) stock options exercised or exercisable with promissory notes; (c) modifications of stock options for employees in transition or advisory roles; (d) tax treatment for the disqualification of incentive stock options and conversion to non-qualified stock options; (e) stock issued in connection with our Employee Stock Purchase Plan; and (f) the assumptions, models and data used in connection with our pro forma disclosures pursuant to SFAS No. 123. The internal review included the evaluation of information and a number of transactions from 1994 to the present. During the course of completing this work, we also identified certain other errors in accounting determinations and judgments related to transactions occurring in fiscal years 2004, 2003, 2002 and the interim period ended March 31, 2005 that, although immaterial, have been corrected in the restated consolidated financial statements in our Form 10-K/A and the condensed consolidated financial statements in this Form 10-Q/A.

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

In light of the Wells notice, the aforementioned directors have offered to withdraw from their respective positions on the applicable committees of the Company’s Board of Directors and the Board has accepted that offer.

As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we have restated our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 in our Form 10-K/A for the year ended December 31, 2004. The impact of these errors also extended to the quarter ended March 31, 2005, restated in this Form 10-Q/A, and to the periods prior to the year ended December 31, 2002. In the restated consolidated financial statements included in the Form 10-K/A for the year ended December 31, 2004, filed on July 3, 2006, the cumulative impact of the errors as of December 31, 2001 is represented as a reduction to beginning retained earnings as of January 1, 2002, resulting in an accumulated deficit as of that date.

Summary of Accounting Adjustments by Category

These restated condensed consolidated financial statements include adjustments that are primarily related to the stock option matters and adjustments that are other matters resulting from of our internal review and the preparation of these restated condensed consolidated financial statements.

The primary components of the restatement of our historical consolidated financial statements related to stock-based compensation are as follows:

•	We determined that, from 1994 through the quarter ended March 31, 2005, there were fifty-four instances in which the exercise price of stock options was established based on a stated grant date that was different from the actual grant date. As a result, we have restated our historical financial statements to record an increased stock-based compensation expense over the related vesting period for the intrinsic value at the actual grant date. In addition, for instances for which a misdated option grant was classified as an Incentive Stock Option (ISO), these incorrect dates had the effect of disqualifying such ISO tax treatment for such grant and converting the grant to a non-qualified stock option (NSO). The disqualification of ISO classification and the resulting conversion to NSO status, together with several instances in which the Company had deemed grants ISOs, but had inadvertently exceeded the qualifying limits established by the United States Internal Revenue Service (IRS), exposes us to additional withholding taxes. As a result, we have restated our historical financial statements to increase withholding tax liabilities.

•	We determined that, from 1998 through the quarter ended March 31, 2005, we had not properly accounted for stock options exercisable or exercised with promissory notes, including exercises by certain executive officers. Our previous accounting reflected the legal form of these notes, while as a part of our review we determined that we had not consistently adhered to the legal terms of these notes in practice. Specifically, these stock options should have been accounted for as variable awards since the promissory notes were deemed non-recourse in nature for accounting purposes. We have numerous instances of a lack by former senior management (including our then CEO) of adherence to the legal terms of the notes, evidenced by: 1) interest and principal forgiveness, 2) subsequent modifications to the length and collateral of the notes, and 3) additional principal added to the note without additional collateral. Additionally, these notes were secured only by the stock issued without any evidence that the Company would exercise its rights to enforce collection of amounts due under the note against other assets of the borrowers. The accumulation, over time, of substantive lack of adherence to the legal terms of these notes led us to determine that the notes should be deemed non-recourse in nature for accounting purposes due to the above factors, so the stock options exercised via these notes were still considered stock options, and not exercises, for accounting purposes. As such, interest due on the notes is considered part of the option’s exercise price. Accordingly, the exercise price of the stock options was not fixed on the grant date due to the ability of employees to exercise stock options with either cash or notes, which would result in different exercise prices for options, and to prepay the notes at any time. As a result, we have restated our historical financial statements to increase stock-based compensation expense which results in us recording a non-cash stock-based compensation expense for the net increase in the Company’s stock price, above the exercise price of these stock options, over the periods outstanding. Also, interest due on these promissory notes had been improperly recorded as an asset and as interest income in our historical consolidated financial statements. Interest due on these notes should have been considered part of the stock option’s exercise price, since the promissory notes were accounted for as stock options (and not exercises), and therefore should have been accounted for as a capital contribution and recorded to notes receivable (contra equity account) and additional paid-in capital. As a result, we have reclassified interest income related to these promissory notes to additional paid-in-capital. Interest receivable related to these promissory notes was also reclassified to notes receivable from issuance of common stock, a contra-equity account.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

•	We determined that, from 1997 through the quarter ended March 31, 2005, we had not maintained accurate documentation, and had not properly accounted for stock-based compensation, for stock options issued to or modified for certain individuals who held consulting, transition or advisory roles with us either preceding or following their full-time employment with us. These included instances of continued vesting after an individual was no longer required to provide substantive services, or after an individual converted from an employee to a consultant or advisory role, continued vesting during an extended leave of absence, as well as individual extensions of option termination dates. Some of these types of modifications were not identified in our financial reporting processes and were therefore not properly reflected in our financial statements. As a result, we have restated our historical financial statements to increase stock-based compensation expense. In addition, severance and benefits paid to employees pursuant to separation agreements were not accrued on the date the employees stopped providing substantive services, which we have also restated for within these restated condensed consolidated financial statements.

•	We determined that, on several occasions between 1998 and 2001, exercise dates for options exercised by certain executives appear to have been incorrectly reported. In each case, the price of our common stock was substantially lower on the reported exercise date than on the date the option was actually exercised. The reporting of such incorrect dates ordinarily would have the effect of significantly reducing the individuals’ taxable income, and as a result the Company has underreported liabilities associated with respect to such individuals’ withholding taxes, which we have also restated within these restated consolidated financial statements.

•	We identified a previously undetected error relating to the price used for Employee Stock Purchase Plan (ESPP) stock purchases for certain employees between August 2002 and August 2004. Our ESPP plan requires that all employees participating in each defined offering period should do so on the same terms and at the same price. The specific error was that the exercise price for previously enrolled employees was set at 85% of the Company’s stock price on August 15, 2002 and the price for newly enrolling employees was based on the stock price for August 16, 2002, resulting in a difference of approximately $0.72 per share. As a result of this error, we have recorded additional stock-based compensation expense.

In connection with the restatement, we and the Special Committee conducted certain investigative procedures to determine whether current management could continue to rely upon the work performed by the accounting, finance and legal personnel, excluding Prior Management, as it relates to fiscal years 2004, 2003, and 2002, and the extent to which the Company’s prior accounting and controls for non-stock option related matters could be relied upon for purposes of the preparation and certification of the restated consolidated financial statements. In this process, and our internal review of other accounting items relating to transactions occurring in fiscal years 2004, 2003, 2002 and the interim period ended March 31, 2005, we identified certain other errors in accounting determinations and judgments which, although immaterial, have been reflected in our Form 10-K/A and the restated condensed consolidated financial statements contained herein. These include: an error resulting in an overstatement of the amount of sales commissions that should be recorded as deferred commissions in our consolidated balance sheets, several specific instances of incomplete sales order documentation, subsequent modification to terms, conditions and product deliverables of previously recorded revenue transactions and instances of expense timing and expense accrual adjustments. Further, we refined our methodology to determine revenue from professional service contracts less than thirty days in duration. As a result, professional services revenue was reduced and short-term deferred revenue was increased for the quarter ended March 31, 2005. In addition, we have changed the classification of our stock-based compensation expense to include it in the respective functional expense captions.

As a result of the findings described above, our restated consolidated financial statements reflect a decrease in income before provision for taxes of approximately $574.6 million for the periods 1992 through March 31, 2005, consisting principally of non-cash adjustments to stock-based compensation expense resulting from the stock option grant and exercise practices discussed above. These expenses are reflected in our Form 10-K/A as a decrease to retained earnings net of income tax effects in the opening balance sheet for 2002 of approximately $362.3 million reflecting adjustments from 1992 to 2001. Adjustments are also reported in our consolidated statements of operations in subsequent periods based on the accounting treatment for exercises, modifications, loan repayments and expenses recognized over the remaining option vesting periods.

We have also recorded tax-related adjustments. Because certain options formerly classified as ISO grants were determined to have been granted with an exercise price below the fair market value of Mercury’s stock on the actual grant date, they do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to NSO status, together with several instances in which the Company had deemed grants ISOs, but had inadvertently exceeded the qualifying limits established by the IRS exposes us to additional withholding taxes and penalties for failing to properly withhold taxes on exercise of those options. We recorded a tax liability of $9.1 million in connection with the disqualification of such ISO tax treatment. We are currently in

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

discussions with the IRS to settle our liability at a lesser amount. However, there is no assurance that we will be able to settle these liabilities on favorable terms. In addition, as discussed above, our ESPP plan requires that all employees participating in each defined offering period should do so on the same terms and at the same price. The error in August of 2002 exposes us to possible withholding taxes and penalties and interest for failing to withhold taxes. As a result, we have restated our financial statements to increase withholding tax liabilities by $5.9 million. We have also restated our financial statements to reflect potential penalties and interest. We are currently in discussions with the IRS to settle our liability at a lesser amount. However, there is no assurance that we will be able to settle these liabilities on favorable terms. We also determined that we failed to properly withhold the appropriate employment taxes associated with Canadian employee ESPP purchases and stock option exercises, which also had the effect of exposing us to possible penalties for failing to properly withhold. We have recorded a $1.5 million tax liability as a result of this determination. Finally, we were unable to record additional deferred tax assets related to stock-based compensation in accordance with limits required under section 162(m) of the Internal Revenue Code on certain executive compensation. Consequently, we were required to reduce our available tax net operating loss carry-forwards arising from certain exercised stock options by $57.1 million for periods through March 31, 2005 because of this section 162(m) limitation. In the table below, the income tax impact of restatement adjustments includes amounts relating to the windfall tax benefit from stock option deductions. Prior to the restatement, the windfall tax benefit from stock option deductions was recorded directly to additional paid-in capital. As a result of the restatement, a portion of this tax benefit no longer constituted windfall benefit and therefore reduced our provision for income taxes instead of being recorded directly to additional paid-in capital. In addition, we have segregated current deferred tax assets and current deferred tax liabilities from income taxes payable, and have presented deferred tax assets and deferred tax liabilities from the same tax jurisdiction on a net basis for all periods presented.

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

	Year ended December 31, (in thousands)				Three months ended March 31, (in thousands)
Increase (Decrease)	2004	2003	2002	1992 through 2001	2005	2004
Stock option grant date changes	$(17,789)	$(79,518)	$(47,636)	$(113,400)	$(4,571)	$(1,088)
Stock options exercisable with promissory notes	582	(9,425)	12,653	(255,640)	(73)	711
Stock options involved in consulting, transitions or advisory roles	(7,196)	(3,039)	(2,337)	(6,889)	(511)	(6,778)
Other matters related to stock-based compensation	(15,311)	(13,617)	(164)	(376)	(1,132)	(9,612)

Total stock option related accounting adjustments	(39,714)	(105,599)	(37,484)	(376,305)	(6,287)	(16,767)
Other miscellaneous accounting adjustments	(2,757)	(4,281)	1,374	(1,923)	(1,579)	(1,889)

Total adjustment to income (loss) before provision for income taxes	(42,471)	(109,880)	(36,110)	(378,228)	(7,866)	(18,656)
Income tax impact of restatement adjustments	11,647	5,781	7,966	15,921	2,642	283

Total adjustments to net income	(30,824)	(104,099)	(28,144)	(362,307)	(5,224)	(18,373)

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

The effect of these adjustments to our previously reported Consolidated Statements of Operations is (in thousands):

	Year ended December 31,				Three months ended March 31,
Increase (Decrease)	2004	2003	2002	1992 through 2001	2005	2004
Adjustments to:
Revenue	$524	$(268)	$(169)	$(71)	$337	$39

Cost and Expenses
Stock-based compensation:
Cost of license and subscription	1,201	5,073	2,517	5,644	267	277
Cost of maintenance	1,725	5,433	2,926	23,696	260	514
Cost of professional services	690	3,127	1,174	5,429	185	109
Marketing and selling	15,868	54,816	22,093	168,045	3,033	4,924
Research and development	7,944	16,108	9,453	22,661	748	4,608
General and administrative	6,211	15,114	(917)	150,243	662	3,253
Sales and marketing expenses	900	1,084	119	—	1,082	243
Severance & benefits expenses	(323)	(62)	(413)	669	391	655
Interest income (reclassified to
Additional paid-in capital)	404	1,766	178	535	70	111
Employment tax related other expenses	7,299	6,739	321	708	1,444	3,506
Other	1,076	414	(1,510)	527	61	495

Income before provision for income taxes	$(42,471)	$(109,880)	$(36,110)	$(378,228)	$(7,866)	$(18,656)

These adjustments, along with the stock-based items referenced above, did not affect our previously reported cash and cash equivalents and investments balances in prior periods. The following tables present the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005			December 31, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$599,890	$—	$599,890	$182,868	$—	$182,868
Short-term investments	151,074	—	151,074	447,453	—	447,453
Trade accounts receivable, net	181,920	(601)	181,319	224,011	(601)	223,410
Deferred tax assets, net	10,131	(6,288)	3,843	10,140	(6,695)	3,445
Prepaid expenses and other assets	66,137	(4,134)	62,003	85,077	(12,078)	72,999

Total current assets	1,009,152	(11,023)	998,129	949,549	(19,374)	930,175

Long-term investments	499,503	—	499,503	508,120	—	508,120
Property and equipment, net	81,112	(180)	80,932	78,415	(182)	78,233
Investments in non-consolidated companies	13,507	—	13,507	13,031	—	13,031
Debt issuance costs, net	10,331	—	10,331	11,258	—	11,258
Goodwill	395,439	890	396,329	395,439	890	396,329
Intangible assets, net	34,593	—	34,593	38,452	—	38,452
Restricted cash	6,000	—	6,000	6,000	—	6,000
Interest rate swap	24	—	24	4,832	—	4,832
Long-term deferred tax assets, net	—	4,389	4,389	—	3,503	3,503
Other assets	24,998	—	24,998	14,854	8,694	23,548

Total assets	$2,074,659	$(5,924)	$2,068,735	$2,019,950	$(6,469)	$2,013,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,134	$—	$17,134	$20,008	$—	$20,008
Accrued liabilities	107,361	16,717	124,078	128,997	14,818	143,815
Income taxes	72,274	(3,139)	69,135	65,578	(464)	65,114
Deferred tax liabilities, net	—	2	2	—	2	2
Short-term deferred revenue	319,169	(877)	318,292	312,115	(539)	311,576

Total current liabilities	515,938	12,703	528,641	526,698	13,817	540,515

Convertible notes	799,654	—	799,654	804,483	—	804,483
Long-term deferred revenue	97,797	—	97,797	102,205	—	102,205
Long-term deferred tax liabilities, net	1,899	(1,899)	—	3,192	(3,192)	—
Other long-term payables	2,458	—	2,458	2,386	—	2,386

Total liabilities	1,417,746	10,804	1,428,550	1,438,964	10,625	1,449,589

Commitments and contingencies (Notes 8, 9 and 17)
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	173	—	173	170	—	170
Additional paid-in capital	641,469	525,262	1,166,731	599,976	518,777	1,118,753
Treasury stock	(348,249)	—	(348,249)	(348,249)	—	(348,249)
Notes receivable from issuance of common stock	(2,851)	(941)	(3,792)	(4,173)	(1,283)	(5,456)
Unearned stock-based compensation	(495)	(10,451)	(10,946)	(608)	(9,214)	(9,822)
Accumulated other comprehensive loss	(11,625)	—	(11,625)	(13,182)	—	(13,182)
Retained earnings/ (Accumulated deficit)	378,491	(530,598)	(152,107)	347,052	(525,374)	(178,322)

Total stockholders’ equity	656,913	(16,728)	640,185	580,986	(17,094)	563,892

Total liabilities and stockholders’ equity	$2,074,659	$(5,924)	$2,068,735	$2,019,950	$(6,469)	$2,013,481

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three months ended March 31, 2005			Three months ended March 31, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
License fees	$70,711	$356	$71,067	$57,573	$16	$57,589
Subscription fees	45,952	24	45,976	35,907	31	35,938
Maintenance fees	56,574	3	56,577	46,889	15	46,904
Professional service fees	25,525	(46)	25,479	16,437	(23)	16,414

Total revenues	198,762	337	199,099	156,806	39	156,845

Costs and expenses:
Cost of license and subscription (including stock-based compensation*)	10,869	329	11,198	9,819	426	10,245
Cost of maintenance (including stock-based compensation*)	4,242	266	4,508	3,592	793	4,385
Cost of professional services (including stock-based compensation*)	21,092	190	21,282	13,580	246	13,826
Cost of revenue - amortization of intangible assets	2,506	—	2,506	2,605	—	2,605
Marketing and selling (including stock-based compensation*)	86,982	5,397	92,379	74,050	7,401	81,451
Research and development (including stock-based compensation*)	18,859	720	19,579	17,366	5,094	22,460
General and administrative (including stock-based compensation*)	17,343	607	17,950	12,250	4,390	16,640
Integration and other related expenses	—	—	—	979	—	979
Amortization of intangible assets	1,353	—	1,353	1,335	—	1,335

Total costs and expenses	163,246	7,509	170,755	135,576	18,350	153,926

Income from operations	35,516	(7,172)	28,344	21,230	(18,311)	2,919
Interest income	10,858	(70)	10,788	9,260	(111)	9,149
Interest expense	(5,863)	(1,131)	(6,994)	(4,811)	(1,053)	(5,864)
Other expense, net	(1,749)	507	(1,242)	(1,205)	819	(386)

Income before provision for income taxes	38,762	(7,866)	30,896	24,474	(18,656)	5,818
Provision for income taxes	7,323	(2,642)	4,681	5,566	(283)	5,283

Net income	$31,439	$(5,224)	$26,215	$18,908	$(18,373)	$535

Net income per share - basic	$0.37	$(0.06)	$0.31	$0.21	$(0.20)	$0.01

Net income per share - diluted	$0.32	$(0.06)	$0.26	$0.18	$(0.17)	$0.01

Weighted average common shares - basic	85,722	(58)	85,664	91,450	(188)	91,262

Weighted average common shares and equivalents - diluted	99,428	1,284	100,712	107,454	(8,965)	98,489

* Stock-based compensation:
Cost of license and subscription	$—	$267	$267	$—	$277	$277
Cost of maintenance	—	260	260	—	514	514
Cost of professional services	20	185	205	37	109	146
Marketing and selling	63	3,033	3,096	87	4,924	5,011
Research and development	29	748	777	80	4,608	4,688
General and administrative	5	662	667	5	3,253	3,258

Shares used for purposes of computing basic and diluted earnings per share are different in this amended Quarterly Report on Form 10-Q/A than those in our originally filed Quarterly Report on Form 10-Q.

Basic and diluted shares have changed as a result of our determination that stock options exercised via promissory notes are still considered stock options, as opposed to outstanding shares, for accounting purposes. As a result, these stock options are not included in our calculation of basic earnings per share, and are subject to the treasury stock method in our calculation of incremental common shares to be included in diluted shares in periods in which we have reported net income. Under the treasury stock method, outstanding options are assumed to be exercised and proceeds from the exercise are assumed to be used by us to repurchase shares of our common stock on the open market. This results in the inclusion of less than one share per stock option in diluted shares. Accordingly, basic and diluted shares will be less than the amounts reported in our originally filed Quarterly Report on Form 10-Q. See Note 11, “Net Income Per Share” for additional information.

Additionally, unearned stock compensation, significant amounts of which were recorded as part of our restatement and have been presented in stockholders’ equity, is considered proceeds for purposes of applying the treasury stock method to determine incremental common shares to be included in diluted shares in periods in which we have reported net income. As a result, diluted shares used for purposes of calculating diluted earnings per share will generally be less than the amounts reported in our originally filed Quarterly Report on Form 10-Q.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,
	2005			2004
	As previously reported	Adjustments	As restated	As previously reported		Adjustments	As restated
Cash flows from operating activities:
Net income	$31,439	$(5,224)	$26,215	$18,908		$(18,373)	$535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,824	(2)	5,822	4,915		(1)	4,914
Sales reserve	604	—	604	237		—	237
Unrealized gain on interest rate swap	(21)	—	(21)	(44)		—	(44)
Amortization of intangible assets	3,859	—	3,859	3,940		—	3,940
Stock-based compensation	117	5,155	5,272	209		13,685	13,894
Loss on investments in non-consolidated companies	137	—	137	455		—	455
(Gain) loss on disposals of assets	(301)	—	(301)	275		188	463
Gain on investment	(994)	—	(994)	—		—	—
Unrealized (gain) loss on warrant	137	—	137	(332)		—	(332)
Tax benefit from employee stock options	—	61	61	—		31	31
Deferred income taxes	(1,283)	—	(1,283)	(1,285)		—	(1,285)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	40,439	—	40,439	17,653		5	17,658
Prepaid expenses and other assets	5,119	750	5,869	(1,507)		250	(1,257)
Accounts payable	(2,787)	—	(2,787)	971		—	971
Accrued liabilities	(21,498)	1,992	(19,506)	(9,522)		4,468	(5,054)
Income taxes	6,696	(2,675)	4,021	6,027		(269)	5,758
Deferred revenue	4,538	(337)	4,201	19,995		(44)	19,951
Other long-term payables	73	—	73	1,056		—	1,056

Net cash provided by operating activities	72,098	(280)	71,818	61,951		(60)	61,891

Cash flows from investing activities:
Maturities of investments (1)	307,009	—	307,009	163,581	(1)	—	163,581
Purchases of held-to-maturity investments (1)	(297,447)	—	(297,447)	(187,246	)(1)	—	(187,246)
Proceeds from sale of available-for-sale investments	358,476	—	358,476	256,700		—	256,700
Purchases of available-for-sale investments	(62,375)	—	(62,375)	(335,029)		—	(335,029)
Proceeds from return on investment in non-consolidated company	350	—	350	1,525		—	1,525
Purchases of investments in non-consolidated companies	(750)	—	(750)	(750)		—	(750)
Cash paid in conjunction with the acquisition of Kintana, net	—	—	—	(70)		—	(70)
Net proceeds from sale of assets and vacant facilities	4,858	—	4,858	2,537		—	2,537
Acquisition of property and equipment, net	(7,687)	—	(7,687)	(10,532)		—	(10,532)

Net cash provided by (used in) investing activities	302,434	—	302,434	(109,284)		—	(109,284)

Cash flows from financing activities:
Proceeds from issuances of common stock under stock option and employee stock purchase plans	41,376	(94)	41,282	42,543		—	42,543
Collection of notes receivable from issuances of common stock, net of tax	650	374	1,024	149		60	209

Net cash provided by financing activities	42,026	280	42,306	42,692		60	42,752

Effect of exchange rate changes on cash	464	—	464	(211)		—	(211)

Net increase (decrease) in cash and cash equivalents	417,022	—	417,022	(4,852)		—	(4,852)
Cash and cash equivalents at beginning of year	182,868	—	182,868	127,971		—	127,971

Cash and cash equivalents at end of period	$599,890	$—	$599,890	$123,119		$—	$123,119

(1)	For the three months ended March 31, 2004, certain reclassifications of $118.5 million have been made that have increased the gross purchases and sales of auction rate securities.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

In connection with the preparation of our restated condensed consolidated financial statements, we also determined that the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” included in Note 1 of the Notes to Condensed Consolidated Financial Statements, were incorrect. Specifically, the errors related to the effect of errors in the condensed consolidated financial statements resulting from the improper application of APB No. 25 to certain stock option transactions and the use of assumptions for determining the fair value of our stock options and stock purchase rights on the date of grant, improper application of accounting rules for stock purchase plans with the characteristics of our ESPP, and inclusion of a tax benefit for purposes of determining pro forma net income. We have corrected these errors in Note 1 to the condensed consolidated financial statements. These corrections do not affect our condensed consolidated statements of operations, condensed consolidated balance sheets or condensed consolidated statements of cash flows for any period.

The following table presents the effect of these corrections on our pro forma calculation of our net income per share for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three months ended March 31, 2005			Three months ended March 31, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net income	$31,439	$(5,224)	$26,215	$18,908	$(18,373)	$535
Add:
Stock-based employee compensation expense included in reported net income	117	5,155	5,272	209	13,685	13,894
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards	(22,447)	(1,770)	(24,217)	(29,341)	(14,432)	(43,773)

Pro forma net income (loss)	$9,109	$(1,839)	$7,270	$(10,224)	$(19,120)	$(29,344)

Net income per share - basic, as reported	$0.37	$(0.06)	$0.31	$0.21	$(0.20)	$0.01

Net income (loss) per share - basic, pro forma	$0.11	$(0.03)	$0.08	$(0.11)	$(0.21)	$(0.32)

Net income per share - diluted, as reported	$0.32	$(0.06)	$0.26	$0.18	$(0.17)	$0.01

Net income (loss) per share - diluted, pro forma	$0.10	$(0.02)	$0.08	$(0.11)	$(0.21)	$(0.32)

As a result of the aforementioned restatement, the related disclosures included in the notes to condensed consolidated financial statements have been revised if indicated as restated.

NOTE 3—SALES RESERVE

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

The following table presents changes in our sales reserve during the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,
	2005	2004
	(as restated) (1)	(as restated) (1)
Sales reserve:
Beginning balance	$5,157	$6,117
Increase in sales reserve	604	237
Write-off of accounts receivable	(188)	(81)
Currency translation adjustments	(11)	(4)

Ending balance	$5,562	$6,269

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

NOTE 4—CONSOLIDATION OF FACILITIES

On January 7, 2005, we sold the remaining vacant building we owned for $4.9 million in cash, net of $0.3 million in transaction fees, and recognized a gain of $0.3 million. The vacant building had been previously written down to its fair value and was recorded as an asset held for sale. As of March 31, 2005, we had sold all vacant buildings we previously owned.

NOTE 5—INVESTMENTS IN NON-CONSOLIDATED COMPANIES

At March 31, 2005, our equity investments in non-consolidated companies consisted of investments in privately-held companies of $4.1 million, a private equity fund of $8.6 million, and a warrant to purchase common stock of Motive, Inc. of $0.8 million. At December 31, 2004, our equity investments in non-consolidated companies consisted of investments in privately-held companies of $4.1 million, a private equity fund of $8.0 million, and the Motive warrant of $0.9 million. Through March 31, 2005, we made capital contributions to a private equity fund totaling $9.8 million. We have committed to make additional capital contributions up to $5.2 million in the future.

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

of $1.0 million upon the receipt of cash proceeds and the common stock. The common stock is treated as available-for-sale securities and is reported at fair value, based on the quoted market price. At March 31, 2005, the fair value of the common stock was $0.7 million.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

As part of our internal review and restatement process, we determined that a purchase accounting error associated with the assumption of unvested stock options in our Freshwater acquisition in 2001 resulted in an understatement of goodwill by $1.7 million. Accordingly, goodwill as of December 31, 2004 related to our Freshwater acquisition has been restated from $113.3 million to $115.0 million. In addition, we have reviewed our deferred tax assets associated with our Performant and Kintana acquisitions due to the restatement process and determined that adjustments are necessary to reflect the appropriate valuation from both acquisitions. As a result, goodwill was increased by $0.1 million due to a reduction in deferred tax assets associated with our Performant acquisition and goodwill was decreased by $1.0 million due to an increase in deferred tax assets associated with our Kintana acquisition.

There were no business acquisitions or changes in the carrying amount of goodwill during the first quarter of 2005.

The carrying amounts of intangible assets were as follows (in thousands):

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

The weighted average amortization period of existing technology is 42 months, patents and core technology is 57 months, employment agreements is 18 months, maintenance and support contracts is 70 months, customer contracts and other intangible assets is 38 months, and domain name is 60 months. The weighted average amortization period of all intangible assets is 47 months. The aggregate amortization expense of intangible assets was $3.9 million for both the three months ended March 31, 2005 and 2004. Amortization of intangible assets related to our current products is recorded as “Cost of revenue—amortization of intangible assets” in our condensed consolidated statements of operations. The following table presents the breakdown of amortization of intangible assets recorded in the condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months ended March 31,
	2005	2004
Cost of license and subscription	$2,192	$2,350
Cost of maintenance	314	255

Total cost of revenue	2,506	2,605
Operating expenses	1,353	1,335

	$3,859	$3,940

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

Future amortization of intangible assets at March 31, 2005 is expected to be as follows (in thousands):

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

In April 2003, we issued $500.0 million of Zero Coupon Senior Convertible Notes due 2008 (2003 Notes) in a private offering. The 2003 Notes mature on May 1, 2008, do not bear interest, have a zero yield to maturity and may be convertible into shares of our common stock. Holders of the 2003 Notes may convert their 2003 Notes prior to maturity only if:

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

Upon conversion, we have the right to deliver cash instead of shares of our common stock. We may not redeem the 2003 Notes prior to their maturity.

In connection with the issuance of our 2003 Notes, we incurred $11.9 million of issuance costs, which primarily consisted of investment banker, legal, and other professional fees. These costs are being amortized on a straight-line basis over the term of the 2003 Notes. Amortization expense related to the issuance costs was $0.6 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005 and December 31, 2004, net debt issuance costs associated with our 2003 Notes were $7.3 million and $8.0 million, respectively.

See Note 17, “Subsequent Events”, for additional information related to the modification of our 2000 Notes and 2003 Notes.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Royalty agreement

On June 30, 2003, we entered into a non-exclusive agreement (amended in February 2004) to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out or other transfer of all or substantially all of the business, stock or assets to which the agreement relates. The licensed technology will be combined with our other existing products, which should be generally available in early 2006. The agreement is in effect until December 31, 2006 with a right to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. Under the amended agreement, we made royalty payments totaling $15.0 million through fiscal year 2004 for the licensed technology as well as maintenance and support services through December 31, 2005. We recorded such payments as prepaid royalties. We have also committed to pay an additional $0.4 million on December 31, 2005 for continued maintenance and support services for the Motive licensed technology from January 1 through December 31, 2006. Prepaid royalties are included in “Prepaid expenses and other assets” in our condensed consolidated balance sheets.

See Note 17, “Subsequent Events” for additional information related to the asset impairment review related to this royalty agreement.

Lease commitments

We lease facilities for our headquarters and sales offices in the U.S. and foreign locations primarily under non-cancelable operating leases that expire through 2015. Certain of these leases contain renewal options. We lease certain equipment under various lease agreements with lease terms ranging from month-to-month up to one year. In February 2005, we entered into a sublease agreement to sublease additional buildings at our headquarters in Mountain View, California. The sublease for additional buildings begins in May and July 2005 and expires in March 2013. Future minimum payments for all of our leased facilities, including two vacant facilities from the Kintana acquisition, are included in the following tables.

Future payments due under lease, royalty, and license agreements at March 31, 2005 are as follows (in thousands):

Year ending December 31,	Non-Cancelable Operating Lease	Royalty and License Agreement
2005 (remainder of fiscal year)	$15,874	$1,717
2006	16,040	1,435
2007	12,351	1,436
2008	8,490	160
2009	7,489	10
Thereafter	21,313	90

	$81,557	$4,848

Letters of credit

As of March 31, 2005, we had four outstanding irrevocable letter of credit agreements totaling $2.2 million with Wells Fargo & Company (Wells Fargo), a related party. These letter of credit agreements were drawn out of a $5.0 million letter of credit line issued on February 2005. Two of the letter of credit agreements are related to facility lease agreements assumed by us in conjunction with the acquisition of Kintana in 2003 and Freshwater in 2001. These agreements expire on March 1, 2006 and August 31, 2006, respectively. The third agreement is related to the facility lease agreement for our new headquarters in Mountain View, California. This agreement

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

automatically renews annually unless we provide a termination notice to Wells Fargo. The fourth letter of credit agreement is issued in connection with the new sublease agreement we executed to lease additional buildings at our Mountain View headquarters. This agreement expires on March 26, 2013.

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

See Note 17, “Subsequent Events” for additional information related to contingencies.

NOTE 9—GUARANTEES

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

required to make under these indemnification agreements is insignificant. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at March 31, 2005.

NOTE 10—EMPLOYEE BENEFIT PLANS

As a result of its investigation, the Special Committee determined that certain practices with respect to certain stock option grants and exercises were contrary to the terms of our applicable option plans. See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings” for more information about the Special Committee’s determinations.

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

In the first quarter of 2005, certain employees, including our named executive officers, participated in the Mercury Long-Term Incentive Plan (Incentive Plan). The Incentive Plan was previously adopted by the Compensation Committee of our Board of Directors in December 2004 and amended in February 2005. The amounts and payments of cash awards under the Incentive Plan will be based on the attainment of financial goals set for 2005, the performance period and the completion of a two-year vesting period subsequent to the performance period. We will recognize expense related to these cash awards over the performance period or the vesting period, whichever is longer on straight line basis.

From August 2002 to August 2004, we inadvertently issued shares under our 1998 ESPP priced at a discount greater than 15% from the applicable closing price of our common stock. Accordingly, these shares were treated as compensatory in accordance with APB No. 25 and compensation expense was recognized on the purchase date when the actual purchase price could be determined. As a result, we recognized $6.5 million of stock-based compensation expense for the quarter ended March 31, 2004. There was no stock-based compensation expense related to shares issued under our 1998 ESPP for the quarter ended March 31, 2005.

NOTE 11—NET INCOME PER SHARE

Net income per share is calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share, and EITF No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. Under these accounting standards, public companies are required to report both basic and diluted net income. Basic net income per share consists of the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the weighted-average number of common shares outstanding, incremental common stock from assumed exercise of dilutive stock options, and dilutive common stock issuable upon the conversion of our 2003 Notes as required by EITF No. 04-08.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

The following table presents our net income per share computations for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
	(as restated) (1)	(as restated) (1)
Numerator:
Net income	$26,215	$535
Debt costs, net of tax	358	—

Net income, adjusted	$26,573	$535

Denominator:
Denominator for basic net income per share — weighted average shares	85,664	91,262
Incremental common shares attributable to shares issuable under employee stock option plans	5,375	7,227
Potential common stock issuable upon conversion of the 2003 Notes	9,673	—

Denominator for diluted net income per share — weighted average shares	100,712	98,489

Net income per share:
Basic	$0.31	$0.01

Diluted	$0.26	$0.01

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

For the three months ended March 31, 2005 and 2004, options to purchase 7,618,000 and 4,912,00 shares of common stock, respectively, were considered anti-dilutive and, therefore, were not included in the computation of diluted earnings per share. For each of the three months ended March 31, 2005 and 2004, 2,697,000 shares of common stock reserved for issuance upon conversion of the outstanding 2000 notes were not included in diluted earnings per share because the conversion would be anti-dilutive. Upon our adoption of EITF No. 04-08 in the fourth quarter of 2004, 9,673,050 shares issuable from the conversion of the 2003 Notes are included in the diluted net income per share computation, unless these shares are deemed to be anti-dilutive. Diluted share and per share amounts for the three months ended March 31, 2004 were not retroactively adjusted to reflect the inclusion of the 9,673,050 shares related to the conversion of our 2003 Notes as these shares are deemed to be anti-dilutive in that period.

NOTE 12—INCOME TAXES

The effective tax rates for the three months ended March 31, 2005 and 2004 differ from statutory tax rates principally because of our participation in taxation programs in Israel. This tax structure is dependent upon continued reinvestment in our Israeli operations. Other factors that cause our effective tax rates to differ from the statutory tax rate include the difference between financial statement and income tax reporting for expenses related to amortization of intangible assets, stock-based compensation, and in-process research and development.

NOTE 13—SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures are as follows (in thousands):

	Three months ended March 31,
	2005	2004
Supplemental disclosure:
Cash paid during the period for income taxes, net of refunds of $307 and $72, respectively	$886	$1,318

Cash paid during the period for interest	$9,054	$8,379

Supplemental non-cash investing activities:
Unrealized gain on available-for-sale marketable securities	$14	$206

Common stock received in exchange for an equity investment in a privately-held company	$645	$1,360

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

NOTE 14—COMPREHENSIVE INCOME

We report components of comprehensive income in our annual consolidated statements of shareholders’ equity. Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains on available-for-sale marketable equity securities. Total comprehensive income for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

	Three months ended March 31,
	2005	2004
	(as restated) (1)	(as restated) (1)
Net income	$26,215	$535
Foreign currency translation adjustments	(1,571)	(573)
Unrealized gain on available-for-sale marketable securities, net of tax of $9.1 and none, respectively	14	206

Comprehensive income	$24,658	$168

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

NOTE 15—DERIVATIVE FINANCIAL INSTRUMENTS

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

The forward contracts in effect at March 31, 2005 matured on April 29, 2005.

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

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

Our interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in the fair value of the underlying 2000 Notes attributable to changes in the LIBOR in our condensed consolidated balance sheet, and we record the ineffectiveness arising from the difference between the two fair values in our condensed consolidated statements of operations as “Other expense, net”. At March 31, 2005 and December 31, 2004, the fair value of the swap was approximately $24,000 and $4.8 million, respectively, and the change in the fair value of our 2000 Notes attributable to changes in the LIBOR during the period resulted in a decrease to the carrying value of our 2000 Notes of $346,000 and $4.5 million, respectively. The unrealized gains on the interest rate swap were less than $0.1 million for each of the three months ended March 31, 2005 and 2004. At March 31, 2005 and December 31, 2004, our total restricted cash associated with the swap was $6.0 million.

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

See Note 17, “Subsequent Events”, for additional information related to the termination of our interest rate swap and the modification of our 2000 Notes and 2003 Notes.

NOTE 16—SEGMENT AND GEOGRAPHIC REPORTING

We organize, manage, and analyze our business geographically. The reportable operating segments are: the Americas, EMEA, APAC, and Japan. We operate in one industry segment: the development, marketing, and selling of integrated application delivery, application management, and IT governance solutions. Our chief operating decision maker relies on internal management reports, which provide contribution margin analysis by geographic locations, to make financial decisions and allocate resources. Contribution margin consists of revenues from third parties less costs and expenses over which management of the geographic regions can directly control. These costs and expenses are primarily personnel-related costs for supporting our customer service, professional service, managed service, and sales organizations. Other operating segment costs and expenses are excluded from the internal management reporting as our chief operating decision maker does not use the information to evaluate the operating segment performance. Other operating segment costs and expenses include research and development costs, general and administrative expenses, marketing costs, information technology infrastructure expenses, stock-based compensation expense and other costs not allocated to the geographic locations. Revenues from third parties are attributed to a country primarily based on the location where the invoice is issued. The following table presents the financial performance of our operating segments for periods indicated (in thousands):

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

	Three Months ended March 31,
	2005	2004
	(as restated) (3)	(as restated) (3)
Revenues from third parties by segment:
Americas (including U.S. of $115,327 and $96,881, respectively)	$119,453	$99,911
EMEA (including U.K. of $21,002 and $18,515, respectively)	61,022	44,940
APAC	14,420	8,434
Japan	4,204	3,560

	199,099	156,845

Direct costs and expenses by segment:
Americas	61,282	50,635
EMEA	34,902	29,693
APAC	7,143	4,572
Japan	1,620	1,808

	104,947	86,708

Contribution margin by segment:
Americas	58,171	49,276
EMEA	26,120	15,247
APAC	7,277	3,862
Japan	2,584	1,752

	94,152	70,137

Corporate and other unallocated costs and expenses (income):
Research and development (1)	15,391	14,631
General and administrative (1)	15,764	11,970
Stock-based compensation	5,272	13,894
Other (2)	29,381	26,723
Interest income	(10,788)	(9,149)
Interest expense	6,994	5,864
Other expense, net	1,242	386

	63,256	64,319

Income before provision for income taxes	$30,896	$5,818

(1)	Facility expenses are included in the contribution margin calculation. Unallocated information technology infrastructure expenses are included in other expenses.
(2)	Other unallocated cost and expenses include amortization of intangible assets, marketing expenses, unallocated information technology infrastructure expenses, and other costs not allocated to the geographic locations. For the three months ended March 31, 2004, integration and other related expenses are also included.
(3)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

The following table presents the percentage of third party revenues from countries that contributed greater than 10% of our total revenues and international revenues as a percentage of total revenues from third parties for the periods indicated (in thousands):

	Three months ended March 31,
	2005	2004
	(as restated) (1)	(as restated) (1)
United States	58%	62%

International (excluding U.K.)	31%	26%
United Kingdom	11%	12%

Total international	42%	38%

Long-lived assets, which primarily consist of property and equipment, are attributed to a country based primarily on the physical locations of the assets. Property and equipment, net of accumulated depreciation, summarized by our operating segments was as follows (in thousands):

Property and equipment, net:

	March 31,	December 31,
	2005	2004
	(as restated) (1)	(as restated) (1)
Americas (including U.S. of $44,315 and $41,682, respectively)	$44,347	$41,717
EMEA (including Israel of $30,893 and $31,061, respectively)	34,786	34,677
APAC	1,564	1,575
Japan	235	264

	$80,932	$78,233

Operations located in the U.S. accounted for 63% and 67% of consolidated identifiable assets at March 31, 2005 and December 31, 2004, respectively. Operations located in Israel accounted for 30% and 25% of consolidated identifiable assets at March 31, 2005 and December 31, 2004, respectively.

Although we operate in one industry segment, our chief operating decision maker evaluates net revenues based on the components of application delivery, application management and IT governance. The following table presents revenues for application delivery, application management, and IT governance for the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,
	2005 (as restated) (1)				2004 (as restated) (1)
	Application Delivery	Application Management	IT Governance	Total	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$59,369	$5,083	$6,615	$71,067	$43,231	$3,660	$10,698	$57,589
Subscription fees	19,894	25,025	1,057	45,976	17,563	18,359	16	35,938

Total product revenues	79,263	30,108	7,672	117,043	60,794	22,019	10,714	93,527
Maintenance fees	49,154	3,434	3,989	56,577	42,523	2,291	2,090	46,904
Professional service fees	14,402	3,738	7,339	25,479	9,244	2,983	4,187	16,414

	$142,819	$37,280	$19,000	$199,099	$112,561	$27,293	$16,991	$156,845

(1)	See See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

NOTE 17—SUBSEQUENT EVENTS

Subsequent Events

Proposed Acquisition of Mercury Interactive by Hewlett-Packard Company

On July 25, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hewlett-Packard Company (“HP”) and Mars Landing Corporation, a wholly-owned subsidiary of HP (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will commence a cash tender offer (the “Offer”) for all of the issued and outstanding shares of our common stock, par value of $0.002 per share, at a purchase price of $52.00 per share (the “Offer Price”). As soon as practicable after the consummation of the Offer, Merger Sub will merge with and into us (the “Merger”) and we will become a wholly-owned subsidiary of HP. In the Merger, the remaining stockholders, other than such stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be entitled to receive the Offer Price per share.

The obligation of Merger Sub to accept for payment and pay for the shares tendered in the Offer is subject to a number of conditions described in the Merger Agreement, including among others, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of any other material antitrust or merger control approvals. In addition, HP’s acceptance of the tendered shares is subject to HP’s ownership, following such acceptance, of at least a majority of all then-outstanding shares of our common stock and the filing with the Securities and Exchange Commission of our Annual Report on Form 10-K for fiscal year ended December 31, 2005.

The closing of the Merger is subject to customary closing conditions, and, depending on the number of shares held by HP after its acceptance of the shares properly tendered in connection with the Offer, approval of the Merger by the holders of our outstanding shares remaining after the completion of the Offer also may be required.

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

Beginning on or about August 19, 2005, several securities class action complaints were filed against us and certain of our current and former officers and directors, on behalf of purchasers of our stock from October 2003 to November 2005. These class action lawsuits are consolidated in the U.S. District Court for the Northern District of California as In Re Mercury Interactive Corporation Securities Litigation, Case No. C05-3395. The original actions were Archdiocese of Milwaukee Supporting Fund, Inc. v. Mercury Interactive, et al (Case No. C05-3395), Johnson v. Mercury Interactive, et al. (Case No. 05-3864), Munao v. Mercury Interactive, et al. (Case No. C05-4031), and Public Employees’ Retirement System of Mississippi v. Mercury Interactive, et al. (Case No. 05-5157). The securities class action complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints generally allege that we and the individual defendants made false or misleading public statements regarding our business and operations, and seek unspecified monetary damages and other relief against the defendants. On May 5, 2006, the Court appointed the Mercury Pension Fund Group, represented by Labaton Sucharow & Rudoff LLP and Glancy Binkow & Goldberg LLP, as lead plaintiff and counsel. The parties stipulated, and the Court approved, a briefing schedule by which the consolidated amended complaint will be filed between August 7, 2006 and September 5, 2006. We are unable to predict the outcome of these matters at this time.

On October 4, 2005, we announced that we had received notice that the SEC’s informal inquiry had been converted to a formal investigation. We continue to fully cooperate with the SEC, and have provided the staff with extensive documentation relating to the

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

Special Committee’s and our findings as discussed in Note 2 to these Condensed Consolidated Financial Statements. The SEC inquiry is ongoing. Our ability to resolve this matter with the SEC under our merger agreement with HP requires HP’s consent, including approval of any monetary settlement. There is no assurance that this matter will be resolved.

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

On November 14, 2005, our Board expanded the Special Committee’s charter. In connection with the restatement, we and the Special Committee conducted certain investigative procedures as part of the process for determining whether current management could continue to rely upon the work performed by the accounting, finance and legal personnel, excluding Prior Management, as it relates to fiscal years 2004, 2003 and 2002, and the extent to which the Company’s prior accounting and controls for non-stock option related matters can be relied upon for purposes of the preparation and certification of the restated consolidated financial statements. The investigation included an e-mail review and interviews of current and former employees to determine whether there were additional issues relating to the integrity of the restated consolidated financial statements (including potential illegal activity) not captured in the e-mail review. See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

On December 2, 2005, we announced that we had entered into an agreement effective November 30, 2005 with Douglas Smith to increase the exercise price of options underlying his option agreement dated November 2, 2001 to $28.05 per share. As a result, he paid us approximately $0.5 million on May 26, 2006, which represents the difference between the option’s exercise price of $24.29 per share and the agreed-upon exercise price of $28.05 per share for 120,000 shares he previously acquired on exercise of the option. Mr. Smith’s stock option granted on November 2, 2001, to the extent vested and exercisable on the date his employment terminated, remained exercisable until March 15, 2006, which was beyond the expiration date set forth in his stock option agreement. This modification to extend the exercise period for his vested stock options did not result in any effect on our condensed consolidated financial statements.

On January 3, 2006 we announced that our common stock was delisted from The NASDAQ National Market as a result of our noncompliance with the NASDAQ listing requirements and that our common stock would be traded on the Pink Sheets effective as of January 4, 2006.

On February 2, 2006, we announced that we had entered into an agreement effective January 27, 2006 with Amnon Landan pursuant to which his stock option with a record grant date of January 8, 2001 to acquire 700,000 shares of our common stock was cancelled. Additionally, the exercise prices of certain of Mr. Landan’s stock options were increased. The exercise price of his option

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

to purchase 120,000 shares with a record grant date of July 15, 1999 was increased from $18.25 to $21.94 per share, the exercise price of his option to purchase 700,000 shares with a record grant date of January 22, 2002 was increased from $29.29 to $36.43 per share, and the exercise price of his option to purchase 322,680 shares with a record grant date of January 9, 1998 was increased from $6.315 to $8.75 per share. It was also agreed that Mr. Landan’s vested options would remain exercisable until July 15, 2006. As a result of the modification, we are required to record stock-based compensation expense based on the fair value of the modified options in excess of the fair value of the original vested options immediately before modification in accordance with the provisions of SFAS No. 123(R). We are currently implementing SFAS No. 123(R) and are unable to estimate the amount of stock-based compensation expense that will be recorded in 2006 or subsequent periods in connection with this modification.

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

On May 5, 2006, a shareholder derivative lawsuit was filed against certain current and former officers and directors in the U.S District Court for the Northern District of California, Klein v. Landan, et al., No. 06-2971 (JF). This action alleges that defendants violated Section 16(b) (the short-swing profits provision) of the Securities Exchange Act of 1934. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The individual defendants must respond to the complaint by August 21, 2006. We are unable to predict the outcome of this matter at this time.

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

On June 8, 2006, we filed a motion in the Santa Clara County Superior Court seeking to implement the conclusions reached by the Special Litigation Committee. On July 12, the Court dismissed defendants Anthony Zingale, Brad Boston, Clyde Ostler and Bryan LeBlanc with prejudice, dismissed defendants Igal Kohavi, Yair Shamir and Giora Yaron without prejudice, stayed all claims against Defendant Amnon Landan allowing the Company to pursue those claims and stayed all claims against Defendant PricewaterhouseCoopers for six months to allow the Special Litigation Committee to conclude its investigation of those claims. The Court further set September 15, 2006 as the deadline for plaintiffs to file a consolidated amended complaint.

On July 7, 2006, we filed our opening brief seeking to dismiss or stay the two derivative actions pending in the Delaware Chancery Court in favor of the California state court derivative litigation. Plaintiffs’ opposition is due August 7, 2006 and our reply is due August 22, 2006. We expect the hearing to be held in early September 2006. Pursuant to a stipulation of the parties, which was approved by the Court, the derivative action pending in the Northern District of California was stayed pending resolution of the California state court derivative litigation. We are unable to predict the outcome of these matters at this time.

On July 28, 2006, we entered into an agreement (the Second Amendment) with Amnon Landan (amending the November 1, 2005 agreement by and between the Company and Mr. Landan, as previously amended by the amendment effective January 27, 2006). Pursuant to the Second Amendment, we and Mr. Landan agreed that Mr. Landan will not exercise his options to acquire 437,500 shares of our common stock that were granted with a record grant date of January 3, 2003 and that he no longer will have any right to or interest in, or any value from, those options, except as specifically set forth in the Second Amendment. We and Mr. Landan further agreed that if, on or before the cutoff date (as defined below), we and Mr. Landan reach a settlement as to the Company’s pending claims against Mr. Landan, Mr. Landan will receive against any amount that he agrees to pay to us a credit of the lesser of (i) the settlement amount or (ii) $2,817,500 (which represents the difference between the exercise price of the 2003 options ($31.41 per share) and the closing price of the Company’s common stock on July 14, 2006 ($37.85 per share)). For purposes of the Second Amendment, the cutoff date means the later of March 15, 2007 or such other date on which such credit can be granted without subjecting Mr. Landan to liability for additional tax under Section 409A of the Internal Revenue Code.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

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

Amendments to the Terms of Our 2000 Notes and Our 2003 Notes

As discussed above, as a result of our failure to file our Form 10-Q for the period ended June 30, 2005, we violated provisions of the indentures related to our 2000 Notes and our 2003 Notes (together, the “Notes”) that require us to furnish such information promptly to the Notes trustee and received a notice of default on the Notes in August 2005. In October 2005, we solicited consents from the holders of the Notes. On October 26, 2005, we announced that holders of a majority of each series of the Notes had submitted consents which waived until March 31, 2006 any default or event of default under the indentures arising from our failure to timely file with the SEC and provide to the trustee of the Notes, those reports required to be filed under the Securities Exchange Act of 1934 (Report Defaults). In consideration for the waiver, we (i) paid to the consenting holders of 2000 Notes a consent fee of $25.00 for each $1,000 principal amount of 2000 Notes, resulting in a $7.1 million payment that will be amortized to interest expense over the remaining term of the 2000 notes and (ii) entered into a supplement to the Indenture governing the 2003 Notes pursuant to which we will be required to repurchase the 2003 Notes, at the option of the holder, on November 30, 2006 at a repurchase price equal to 107.25% of the principal amount. If the put option is exercised by all holders, we will be required to pay the face value and an additional $36.3 million to the 2003 Note holders on that date. Additionally, since the put option more than doubled the initial rate of return to the Note holders, it is not considered to be clearly or closely related to the original terms of the 2003 indenture governing the 2003 Notes, and will be accounted for separately. Therefore, the fair value of this put option will be recorded as an expense in our condensed consolidated statements of operations in the fourth quarter of 2005 and be marked-to-market through our condensed consolidated statements of operations each period until expiration or exercise of the put. The remaining unamortized debt issuance costs associated with the 2003 Notes will be accelerated and expensed in full by November 30, 2006. Legal and other third party costs incurred in connection with these transactions were expensed as incurred.

Because we failed to file our SEC reports by March 31, 2006, as required by the waivers we obtained in October 2005, the trustee or the holders of 25% of each series of the Notes had the right as of April 1, 2006 to declare the principal and interest on the applicable series of Notes immediately due and payable. On April 21, 2006 we solicited additional consents from the holders of the Notes requesting a waiver until the stated maturity of the 2000 Notes and the 2003 Notes, as applicable, of any Report Defaults. On May 4, 2006, we announced that as of May 3, 2006, holders of a majority of the outstanding aggregate principal amount of each series of the Notes had submitted consents and therefore the Report Defaults were waived for all holders. In consideration for the waiver, we

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

(i) entered into a supplement to the Indenture governing the 2000 Notes requiring us to repurchase the 2000 Notes, at the option of the holder, on March 1, 2007 at a repurchase price equal to 101.3% of the principal amount of the 2000 Notes, together with accrued and unpaid interest, if any, and providing that any 2000 Notes redeemed pursuant to Article XI of the Indenture during the period from July 1, 2006 through March 5, 2007 shall be at a redemption price of 101.3% of the principal amount of the 2000 Notes, together with accrued and unpaid interest, if any, to the redemption date and (ii) entered into a supplement to the Indenture governing the 2003 Notes requiring us to repurchase the 2003 Notes, at the option of the holder, on October 31, 2006 (in addition to the existing optional put date of November 30, 2006), at a repurchase price equal to 107.25% of the principal amount of the 2003 Notes. If the put options are exercised by all holders of both series of Notes, we will be required to pay the face value of the Notes and an additional $36.3 million to the holders of the 2003 Notes on October 31, 2006 or November 30, 2006 and $3.9 million to the holders of the 2000 Notes on March 1, 2007.

Because the 2003 Notes were originally issued as non-interest bearing, zero coupon notes, and the issuance of the put option effectively doubled the initial rate of return on these Notes, the put option is not considered clearly or closely related to the original terms of the Indenture governing the 2003 Notes and will be accounted for separately. As a result, the fair value of the put option will be recorded as an expense in our condensed consolidated statements of operations in the second quarter of 2006 and be marked-to-market through our condensed consolidated statements of operations each period until exercise or expiration of the put. We have estimated the current fair value of the November 30, 2006 put option to be zero as a result of the low probability of exercise, given the proximity of the October 31, 2006 put option at the same repurchase price. We will re-evaluate the probability of exercise quarterly, and should future probability assessments indicate that there is a change in likelihood of exercise for any of the put options, we will re-evaluate our valuation of the put options. The put option issued to the holders of the 2000 Notes did not more than double the initial rate of return on the Notes and is therefore considered to be clearly and closely related to the Indenture governing the 2000 Notes for accounting purposes. Accordingly, this put option will not be accounted for separately, and the difference between the repurchase price and carrying value of the Notes will be expensed upon exercise of the put. The remaining unamortized debt issuance costs associated with both series of Notes will also be accelerated and expensed in full through the period ending October 31, 2006 for the 2003 Notes and ending March 1, 2007 for the 2000 Notes. Legal and other third party costs incurred in connection with these transactions will be expensed as incurred.

On May 22, 2006 we terminated our $300.0 million receive fixed / pay floating interest rate swap, with a fair value of approximately $3.9 million. As a result, we made a cash payment to GSCM of approximately $0.4 million. Our decision to terminate the swap resulted from various considerations, including the potential effect of the put option issued to the holders of the 2000 Notes, which could effectively change the maturity of the 2000 Notes to March 1, 2007, the continued volatility and uncertainty of the interest rate environment, and the fact that the LIBOR exceeds our fixed coupon rate of 4.75%. In connection with the swap termination, we will record an expense of approximately $1.4 million in the second quarter of 2006 resulting from the ineffectiveness caused by the change in cash flows from issuance of the put option, which will be substantially different from the previously anticipated cash flows. In addition, the excess of the face value of the debt that was subject to the swap over the fair value of the debt as of the date the swap was terminated was $2.5 million and will be amortized to expense on a straight-line basis until March 1, 2007, the put date on the 2000 Notes. Interest expense on the 2000 Notes will be fixed at the stated coupon rate of 4.75% over the remaining life of the 2000 Notes.

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

when paid. Success payments are earned and expensed upon the achievement of certain technical milestones. Those success payments earned prior to February 28, 2007 will be paid on February 28, 2007. Success payments earned after that date will be paid within 10 business days after the technical milestone is achieved.

On January 31, 2006, we completed our acquisition of Systinet Corporation (Systinet). The technology of Systinet, a leading provider of service-oriented architecture (SOA) governance and lifecycle management software and services, when combined with Mercury BTO Enterprise™ offerings, will help enable customers to take a lifecycle approach to optimizing the quality, performance and availability of SOA business services. We accounted for the acquisition as a purchase transaction and paid cash of approximately $105.0 million, plus the exercise price of all vested and outstanding Systinet options and warrants that had not been exercised prior to closing, less certain of Systinet’s net liabilities as calculated in accordance with the acquisition agreement. In addition, we agreed to assume Systinet’s unvested stock options, which were converted into options to purchase our common stock at an exchange ratio based in part on the per share merger consideration. Pursuant to the purchase agreement, we entered into a milestone bonus plan related to certain technical and operational activities. This milestone bonus plan of up to $5.0 million is payable to certain key employees for their achievement of specific milestones through June 30, 2007, and will be recognized as compensation expense when earned.

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

Asset Impairment Review

During the second quarter of 2005, as part of our review of our operational effectiveness to better align our people, resources and assets with our new business objectives, management decided to discontinue development of the technology we licensed from Motive. This decision resulted in an impairment review of prepaid royalties of $15.4 million, of which $15.0 million had been paid as of December 31, 2004. Based upon management’s decision to discontinue development efforts, combined with the fact that Motive-based products had not been available for sale, there are no projected revenues or cash flows associated with the Motive technology. Since we determined that we had no alternative use for the licensed technology, the prepaid royalties of $15.4 million were not recoverable and were expensed in the second quarter of 2005.

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

Commitments and Obligations

In October 2005 and February 2006, at the request of GSCM, we provided additional collateral of $1.3 million and $1.7 million, respectively, in fixed income securities for our obligations under our interest rate swap agreement.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

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

On February 8, 2006, we entered into an Employment Agreement with Anthony Zingale, our president and chief executive officer, effective as of November 1, 2005, to set forth his compensation terms. In addition, the agreement provides that certain options to purchase an aggregate of 450,000 shares of common stock previously granted to him will remain exercisable until the fifteenth day of the tenth month or December 31st, whichever is later, following his termination of employment for any reason. As a result of the modification, we are required to record stock-based compensation expense based on the fair value of the modified options in excess of the fair value of the original vested options immediately before modification in accordance with the provisions of SFAS No. 123 (R). We are currently implementing SFAS No. 123 (R) and are unable to estimate the amount of stock-based compensation expense that will be recorded in 2006 or subsequent periods in connection with this modification. In addition, on February 8, 2006, we entered into a revised Change of Control Agreement with Mr. Zingale that provides upon the involuntary termination (including resigning for good reason), or termination of his employment as a result of disability or death within 18 months following a change of control of us, he will be entitled to, among other things, accelerated vesting of all stock options and other forms of long-term compensation held by him at the time of termination, with all outstanding vested stock options granted prior to January 1, 2006 remaining exercisable until the fifteenth day of the tenth month or the December 31st, whichever is later, that follows the termination of his employment, and all options granted on or after January 1, 2006 remaining exercisable for a period of twelve months following the termination of his employment.

On March 16, 2006, we entered into an Employment Agreement with David Murphy, our chief financial officer, effective as of April 1, 2006, to set forth his compensation terms. In addition, the agreement provides that certain options to purchase an aggregate of 390,000 shares of common stock previously granted to him will remain exercisable until the fifteenth day of the third month or December 31st, whichever is later, following the date, for each option, on which the applicable option would have expired under the terms at its original grant date. As a result of the modification, we are required to record stock-based compensation expense based on the fair value of the modified options in excess of the fair value of the original vested options immediately before modification in accordance with the provisions of SFAS No. 123 (R). We are currently implementing SFAS No. 123 (R) and are unable to estimate the amount of stock-based compensation expense that will be recorded in 2006 or subsequent periods in connection with this. In addition, on March 16, 2006, we entered into a revised Change of Control Agreement with Mr. Murphy that provides upon the involuntary termination (including resigning for good reason) or termination of his employment as a result of disability or death within 24 months following a change of control of us, he will be entitled to, among other things, accelerated vesting of all stock options and other forms of equity and long-term compensation held by him at the time of termination, with all outstanding vested stock options granted prior to January 1, 2006 remaining exercisable until the later of the fifteenth day of the third month following the date at which the option would otherwise have expired under the terms of the option at its original grant date, or the December 31st that follows the termination of his employment, and all outstanding vested options granted on or after January 1, 2006 remaining exercisable for a period of twelve months following the termination of his employment.

Change in Offering Period of our Employee Stock Purchase Plan

In May 2005, the Compensation Committee of our Board of Directors approved an amendment to our 1998 Employee Stock Purchase Plan to reduce the maximum offering period from two years to six months, effective as of the beginning of the next offering period on August 16, 2005. The purchase price for each offering period will be determined at 85% of the fair market value of our common stock on either the offering date or the end of the offering period, whichever is lower.

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors”. Our business and the associated risks may have changed since the date this report was originally filed with the SEC, and we undertake no obligation to update these forward-looking statements. Further, except for the forward-looking statements included in Item 4, “Controls and Procedures” and under the heading “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings” under this Item 2, all forward-looking statements contained in this amended Quarterly Report on Form 10-Q/A, unless they are specifically otherwise stated to be made as of a different date, are made as of May 6, 2005, the original filing date of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. In addition, except for the sections of this Form 10-Q/A entitled “Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings” (included in this Item 2), Item 4, “Controls and Procedures,” and Note 2 and Note 17 of the Notes to Condensed Consolidated Financial Statements, this Form 10-Q/A does not reflect events occurring after the filing of our Quarterly Report on Form 10-Q filed on May 6, 2005 other than the restatement, and we undertake no obligation to update the forward-looking statements in this Quarterly Report on Form 10-Q/A.

The discussion and analysis set forth below in this Item 2 has been amended to reflect the restatement as described above in the Explanatory Note to this amended Quarterly Report on Form 10-Q/A and in Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Condensed Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports.

Restatement of Consolidated Financial Statements, Special Committee and Company Findings, Remedial Measures and Related Proceedings

Restatement of Consolidated Financial Statements

In November 2004, the Company was contacted by the Securities and Exchange Commission (SEC) as part of an informal inquiry entitled In the Matter of Certain Option Grants (SEC File No. MHO-9858). The Company voluntarily produced documents in response to this request, which was followed by an additional document request by the SEC in April 2005. In June 2005, in the course of responding to the SEC’s inquiry, we determined that there were potential problems with the dating and pricing of stock option grants and with the accounting for these option grants.

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

On November 2, 2005, we announced that the Special Committee had made certain determinations as a result of its review, and that our Board of Directors had accepted the resignations of our then CEO, CFO and General Counsel (Prior Management). As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we have recorded additional stock-based compensation expense for the vast majority of our stock option grants made from January 1996 through April 2002, and have accounted for stock options exercisable or exercised with promissory notes as variable rather than fixed awards. We have restated our consolidated financial statements in our Form 10-K/A for the years ended December 31, 2004, 2003 and 2002, and the selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, to correctly account for: (a) stock option grants and exercises for which the Special Committee determined that the actual grant or exercise date for accounting purposes was different from the stated grant or exercise dates; (b) stock option grants that were made to persons before they became employees; (c) modifications of stock options for employees in transition or advisory roles; (d) modifications to stock options resulting from administrative or processing errors, primarily relating to active employment status; and (e) stock options exercised or exercisable with promissory notes deemed to be non-recourse for accounting purposes, including options issued to certain executive officers. We also have restated previously reported interest receivable and interest income from such promissory notes to reflect such amounts as components of stockholders’ equity, as opposed to assets and income.

In connection with the restatement, we and the Special Committee conducted certain recertification procedures as part of the process of determining if there was evidence which would prevent current management from relying upon the work performed by the accounting, finance and legal personnel, excluding Prior Management, as it relates to fiscal years 2004, 2003 and 2002 and the interim period ended March 31, 2005 and the extent to which the Company’s prior accounting and controls for non-stock option related matters can be relied upon for purposes of the preparation and certification of the restated consolidated financial statements. In this process, and our internal review of other accounting items relating to transactions occurring in fiscal years 2004, 2003, 2002 and the interim period ended March 31, 2005, we identified certain other errors in accounting determinations and judgments which, although immaterial, have been reflected in the restated consolidated financial statements. These include: an error in an overstatement of the amount of sales commissions that should be recorded as deferred commissions in our consolidated balance sheets, several specific instances of incomplete sales order documentation, subsequent modification to terms, conditions and product deliverables of previously recorded revenue transactions and instances of expense timing and expense accrual adjustments.

We have also recorded tax-related adjustments. We recorded a tax liability in connection with the disqualification of ISO tax treatment for certain stock options. We have increased withholding tax liabilities due to an ESPP administrative error. We also determined that we failed to properly withhold the appropriate employment taxes associated with Canadian employee ESPP purchases and stock option exercises and have recorded a tax liability as a result. We were unable to record additional deferred tax assets related to stock-based compensation in accordance with limits required under section 162(m) of the Internal Revenue Code on certain executive compensation and reduced our available tax net operating loss carry-forwards arising from certain exercised stock options for periods through December 31, 2004 because of this section 162(m) limitation. Prior to the restatement, the windfall tax benefit from stock option deductions was recorded directly to additional paid-in capital. As a result of the restatement, a portion of this tax benefit no longer constituted windfall benefit and therefore reduced our provision for income taxes instead of being recorded directly to additional paid-in capital.

As a result of the findings described above, our restated condensed consolidated financial statements reflect a decrease in income before provision for taxes of approximately $574.6 million for the periods 1992 through March 31, 2005, consisting principally of non-cash adjustments to stock-based compensation expense resulting from the stock option grant and exercise practices discussed above. These expenses are reflected as a decrease to retained earnings (net of income tax effects) in the opening balance sheet for 2002 of approximately $362.3 million, reflecting adjustments from 1992 to 2001. Adjustments are also reported in our consolidated statements of operations in subsequent periods based on the accounting treatment for exercises, modifications, loan repayments and expenses recognized over the remaining option vesting periods. These accounting adjustments relating to stock options are not based on the benefits realized by individuals on exercise of stock options.

We have increased (decreased) previously reported net income by an aggregate amount of $(30.8) million, $(104.1) million, $(28.1) million, $191.2 million and $(301.0) million for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively, and $(5.2) million and $(18.4) million for the quarters ended March 31, 2005 and 2004, respectively. The adjustments increased (reduced) previously reported diluted earnings per common share by $(0.30), $(1.13), $(0.32), $2.18 and $(3.72) for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively, and $(0.06) and $(0.17) for the quarters ended March 31, 2005 and 2004, respectively. The cumulative effect of the restatement adjustments on our consolidated balance sheets at December 31, 2004 resulted in an increase in the accumulated deficit offset by a corresponding increase in additional paid-in capital and unearned stock-based compensation which results in a net decrease in total stockholders’ equity of $17.1 million. The adjustments reduced retained earnings as of December 31, 2001 from $155.7 million to an accumulated deficit of $206.6 million, and reduced retained earnings as of December 31, 2004 from $347.1 million to an accumulated deficit of $178.3 million.

Special Committee and Company Findings

As disclosed above, our Board of Directors appointed a Special Committee, consisting of disinterested members of the Audit Committee, to review the Company’s past stock option practices. As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we have determined the following:

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

In connection with the restatement, we and the Special Committee also conducted certain investigative procedures to determine whether current management could continue to rely upon the work performed by the accounting, finance and legal personnel, excluding Prior Management, as it relates to fiscal years 2004, 2003, 2002 and the interim period ended March 31, 2005, and the extent to which the Company’s prior accounting and controls for non-stock option related matters could be relied upon for purposes of the preparation and certification of the restated consolidated financial statements. The investigation included a search of the e-mail records of current and former employees who previously provided representations that formed the basis of our prior financial reporting or have held key positions in our management structure, using over 175 search terms chosen to identify potential issues (other than stock option issues) that might affect the Company’s prior financial statements. The search process yielded over two million documents which were reviewed to identify potential issues. E-mails that raised concerns were subject to further investigation and resolution by the Company and the Special Committee. In addition, current and former employees were interviewed by the Special Committee’s outside counsel to determine whether there were additional issues relating to the integrity of the restated consolidated financial statements not captured in the e-mail review.

These recertification procedures identified several instances in which other established controls appear to have been deliberately overridden between 1997 and early 2002 to permit certain former members of senior management (including our then CEO Amnon Landan, and then CFO Sharlene Abrams) at times to manage or influence the timing of quarter-end shipments and influence the timing and level at which certain expense items and accruals were recorded to achieve a desired consistency of reported financial results. While the practice of influencing quarter-end shipments did not result in any misstatements of reported financial results or the need for any accounting adjustment, the lack of public disclosure of this practice was improper. In addition, the recertification procedures identified what appears to have been several instances of efforts to influence the timing and level at which certain expense items and accruals were recorded. These activities did not result in additional adjustments to the consolidated financial statements contained within our Form 10-K/A or the restated condensed consolidated financial statements contained within this Form 10-Q/A because they occurred in periods prior to the year ended December 31, 2002 and related principally to the timing of transactions.

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

Remedial Measures

It is important to note that based on the additional procedures performed as part of the Company’s restatement of its financial statements, current management has concluded that important improvements were made to the control environment commencing in mid-2002, including (i) an improved commitment to competency manifested by the hiring of more experienced and senior finance and legal personnel, (ii) the implementation of additional financial controls that enhanced independent judgment and review, including as appropriate segregation of duties and increased employee responsibility and accountability for the completeness of the Company’s disclosures, (iii) the establishment of processes and procedures to increase communications between the financial reporting and accounting functions and senior management, including our Audit Committee, and (iv) instituting a formal code of conduct and whistle-blower policy. While we believe that the improvements made to our control environment after mid-2002, if viewed on a stand-alone basis, would be sufficient for an adequate control environment in areas other than stock-based compensation and the intentional override of controls by Prior Management, the fact that the Prior Management continued in their respective roles and in some instances exercised the ability to override stock option controls and proper accounting treatment during the first quarter of 2005, leads us to conclude that the material weaknesses described in Item 4, “Controls and Procedures” existed as of March 31, 2005.

Management is committed to remediating the material weaknesses identified above by implementing changes to the Company’s internal control over financial reporting. Management along with our Board of Directors has implemented, or is in the process of implementing, the following changes to the Company’s internal control systems and procedures:

•	After reviewing the results of the investigation to date, our Board of Directors determined that it would be appropriate to accept the resignations of our then CEO, CFO and General Counsel. Our Board of Directors has since appointed a new Chief Executive Officer, a new Chief Financial Officer and a new General Counsel, who together with other members of our senior management are committed to achieving transparency through effective corporate governance, a strong control environment, the business standards reflected in our Code of Business Conduct and Ethics, and financial reporting and disclosure completeness and integrity.

•	We have established an Internal Audit function, which reports to our Audit Committee, and created the role of the Chief Compliance Officer. Through these functions we will implement enhancements to our independent monitoring of controls and expanded education, compliance training and review programs to strengthen employees’ competency, independent judgment and intolerance for questionable practices and emphasize the importance of improved communication among the Company’s various internal departments and regional operations – focused initially on the identified control weaknesses, but over time with a commitment to make efforts to continuously improve our broader control environment.

•	We have changed our stock-based compensation transaction procedures and approval policies to require additional and more systematic authorization to ensure that all stock option transactions adhere to the Company’s approved plans and stated policies, and that all such transactions are reflected in the Company’s stock administration systems and have appropriate supporting documentation. In addition, we have modified the CEO expense reimbursement and other CEO payment procedures to be consistent with our standard control practices and subject to periodic review by our Internal Audit function.

•	Our Board of Directors has adopted certain further enhancements to our corporate governance and oversight, including a formal separation of the roles of Chairman and CEO, strengthening the independence of our Board of Directors by adding two additional independent members to provide additional expertise and independence, reconstituting the membership of our Board Committees and making available additional advisory resources available to our Board of Directors and its committees, including the Compensation Committee.

Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

Related Proceedings

Regulatory Inquiries. We announced on October 4, 2005 that the informal inquiry initiated by the SEC in November 2004 had been converted to a formal investigation. We continue to fully cooperate with the SEC, and have provided the staff with extensive documentation relating to the Special Committee’s and our findings discussed above. The SEC inquiry is ongoing. Our ability to resolve this matter with the SEC under our merger agreement with HP requires HP’s consent, including approval of any monetary settlement. There is no assurance that this matter will be resolved.

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

Class Action Lawsuits. As a result of the Special Committee investigation, we announced in August 2005 that we would be required to restate certain financial statements. Beginning on or about August 19, 2005, several securities class action complaints were filed against us and certain of our current and former officers and directors, on behalf of purchasers of our stock from October 2003 to November 2005. These class action lawsuits are consolidated in the U.S. District Court for the Northern District of California as In re Mercury Interactive Corporation Securities Litigation, Case No. C05-3395. The original actions were Archdiocese of Milwaukee Supporting Fund, Inc. v. Mercury Interactive, et al (Case No. C05-3395), Johnson v. Mercury Interactive, et al. (Case No. 05-3864), Munao v. Mercury Interactive, et al. (Case No. C05-4031), and Public Employees’ Retirement System of Mississippi v. Mercury Interactive, et al. (Case No. 05-5157). The securities class action complaints allege, among other things, violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints generally allege that we and the individual defendants made false or misleading public statements regarding our business and operations, and seek unspecified monetary damages and other relief against the defendants. On May 5, 2006, the Court appointed the Mercury Pension Fund Group, represented by Labaton Sucharow & Rudoff LLP and Glancy Binkow & Goldberg LLP, as lead plaintiff and counsel. The parties stipulated, and the Court approved, a briefing schedule by which the consolidated amended complaint will be filed between August 7, 2006 and September 5, 2006.

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

In February 2006, our Board of Directors appointed a Special Litigation Committee consisting of two independent Board members authorized to conduct an independent review and investigation of issues relating to these derivative matters, take any action, including the filing and prosecution of litigation on our behalf, that the Special Litigation Committee deems in our interests, and recommend to our Board any other appropriate action that we should take with respect to the derivative matters.

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

On June 8, 2006, we filed a motion in the Santa Clara County Superior Court seeking to implement the conclusions reached by the Special Litigation Committee. On July 12, the Court dismissed defendants Anthony Zingale, Brad Boston, Clyde Ostler and Bryan LeBlanc with prejudice, dismissed defendants Igal Kohavi, Yair Shamir and Giora Yaron without prejudice, stayed all claims against Defendant Amnon Landan allowing the Company to pursue those claims and stayed all claims against Defendant PricewaterhouseCoopers for six months to allow the Special Litigation Committee to conclude its investigation of those claims. The Court further set September 15, 2006 as the deadline for plaintiffs to file a consolidated amended complaint.

On July 7, 2006, we filed our opening brief seeking to dismiss or stay the two derivative actions pending in the Delaware Chancery Court in favor of the California state court derivative litigation. Plaintiffs’ opposition is due August 7, 2006 and our reply is due August 22, 2006. We expect the hearing to be held in early September 2006. Pursuant to a stipulation of the parties, which was approved by the Court, the derivative action pending in the Northern District of California was stayed pending resolution of the California state court derivative litigation. We are unable to predict the outcome of these matters at this time.

Section 16(b) Litigation: On May 5, 2006, a shareholder derivative lawsuit was filed against certain current and former officers and directors in the U.S. District Court for the Northern District of California, Klein v. Landan, et al., No. 06-2971 (JF). This action alleges that defendants violated Section 16(b) (the short-swing profits provision) of the Securities Exchange Act of 1934. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The individual defendants must respond to the complaint by August 21, 2006.

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

Amendments to Terms of Our 2000 Notes and Our 2003 Notes. As a result of our failure to file our Form 10-Q for the period ended June 30, 2005, we violated provisions of the indentures related to our 4.75% Convertible Subordinated Notes due July 1, 2007 issued in 2000 (2000 Notes) and our Zero Coupon Senior Convertible Notes due 2008 issued in 2003 (2003 Notes; and, together with the 2000 Notes, the “Notes”) that require us to furnish such information promptly to the trustee for the Notes. On August 26, 2005 we received from the trustee a notice of default on the Notes. On October 26, 2005, we announced that holders of a majority of each series of the Notes had submitted consents which waived, until March 31, 2006, any default or events of default under the indentures arising out of our failure to timely file with the SEC and provide to the trustee those reports required to be filed under the Exchange Act (Report Defaults). In consideration for the waiver, we (1) paid to the consenting holders of the 2000 Notes a consent fee of $25.00 for each $1,000 principal amount of 2000 Notes, resulting in a $7.1 million payment, and (2) entered into a supplement to the indenture governing the 2003 Notes, pursuant to which we will be required to repurchase the 2003 Notes, at the option of the holder, on November 30, 2006 at a repurchase price equal to 107.25% of the principal amount. If this put option is exercised by all holders, we will be required to pay the face value and an additional $36.3 million to the 2003 Note holders on that date.

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

To understand our financial results, it is important to understand our business model and its effect on the condensed consolidated statements of operations and the condensed consolidated balance sheet. We continue to offer many of our products on a perpetual and subscription license basis. Some of these types of contracts are required to be recorded initially as deferred revenue in the condensed consolidated balance sheet and then recognized in subsequent periods over the term of the contract as subscription revenue in our condensed consolidated statements of operations (see below under Business Model). Therefore, to understand the full growth of our business, one must look at both revenue and the change in deferred revenue.

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

Due to the different treatment of subscription and perpetual licenses under applicable accounting rules, each type of license has a different effect on our consolidated financial statements. When a customer purchases a subscription license, the majority of the revenue will be recorded as deferred revenue in our condensed consolidated balance sheets. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized as revenue. Deferred revenue is reduced as revenue is recognized. Under perpetual licenses (and some multiple-year arrangements for which separate vendor specific objective evidence of fair value exists for undelivered elements), license revenue is recognized in the quarter that the product is delivered, with only the remaining term of maintenance revenue recorded as deferred revenue. Vendor specific objective evidence of fair value is established by the price charged when that element is sold separately. Therefore, an order for a subscription license, or a perpetual license bundled with a subscription license, will result in significantly lower current-period revenue than an equal-sized order under a perpetual license. Conversely, an order for a subscription license will result in higher revenues recognized in future periods than an equal-sized order for a perpetual license. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then generally the two become bundled together and the related revenue is recognized ratably over the term of the contract.

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

Results of Operations

The following table presents, as a percentage of total revenues, certain condensed consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of operating results for any future period.

	Three Months ended March 31,
	2005	2004
	(as restated) (1)	(as restated) (1)
Revenues:
License fees	36%	37%
Subscription fees	23	23

Total product revenues	59	60
Maintenance fees	28	30
Professional service fees	13	10

Total revenues	100	100

Costs and expenses:
Cost of license and subscription (including stock-based compensation)	6	7
Cost of maintenance (including stock-based compensation)	2	3
Cost of professional services (including stock-based compensation)	11	9
Cost of revenue - amortization of intangible assets	1	2
Marketing and selling (including stock-based compensation)	46	52
Research and development (including stock-based compensation)	10	14
General and administrative (including stock-based compensation)	9	10
Integration and other related expenses	—	—
Amortization of intangible assets	1	1

Total costs and expenses	86	98

Income from operations	14	2
Interest income	6	6
Interest expense	(4)	(4)
Other expense, net	(1)	—

Income before provision for income taxes	15	4
Provision for income taxes	2	3

Net income	13%	1%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Revenues

The following table presents license fees, subscription fees, maintenance fees and professional service fees for the periods indicated (in thousands, except percentages):

	Three Months ended March 31,		Increase
	2005	2004	in Dollars	in Percentage
	(as restated) (1)	(as restated) (1)
Revenues:
License fees	$71,067	$57,589	$13,478	23%
Subscription fees	45,976	35,938	10,038	28%
Maintenance fees	56,577	46,904	9,673	21%
Professional service fees	25,479	16,414	9,065	55%

	$199,099	$156,845	$42,254	27%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

License fees

The increase in license fees was primarily attributable to an increase of $16.1 million in license sales of application delivery products and an increase of $1.4 million in license sales of application management products. The increase was partially offset by a decrease of $4.1 million in license sales of IT governance products. We expect our license fees to increase in absolute dollars for fiscal year 2005, as compared to fiscal year 2004.

Subscription fees

The increase in subscription fees was primarily attributable to an increase of $6.7 million in subscription license sales of application management products, and growth in subscription license sales of application delivery products and IT governance products. Subscription license sales of application delivery products increased by $2.3 million and subscription license sales of IT governance products increased by $1.0 million. We expect our subscription fees to increase in absolute dollars for fiscal year 2005, as compared to fiscal year 2004.

Maintenance fees

The increase in maintenance fees was primarily attributable to renewals of existing maintenance contracts and sales of first year maintenance contracts for application delivery products of $6.6 million, for IT governance products of $1.9 million and for application management products of $1.1 million. We expect maintenance fees to increase in absolute dollars for fiscal year 2005, as compared to fiscal year 2004.

Professional service fees

The increase in professional service fees was primarily attributable to an increase of $5.2 million for application delivery products, $3.2 million for IT governance products and $0.7 million for application management products. Professional service fees increased as a result of our continuous effort to expand our training and consulting services to customers who license our products. We expect our professional service fees to increase in absolute dollars for fiscal year 2005, as compared to fiscal year 2004.

International revenues

International revenues include sales from countries in Europe, the Middle East and Africa (EMEA), Asia Pacific (APAC) and Japan. International revenues also include sales from Brazil, Canada and Mexico, which are included in the Americas geographic segment. (See Note 1 to the condensed consolidated financial statements for the countries included in each geographic segment.) International revenues for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, were affected favorably by a weakening of the U.S. dollar relative to other currencies, primarily the Euro and the British Pound. International revenues for the three months ended March 31, 2005 were $83.8 million, an increase of $23.8 million, or 40%, compared to $60.0 million for the three months ended March 31, 2004. The increase was primarily attributable to increased sales in EMEA of $13.1 million and APAC and Japan of $6.1 million, as well as fluctuations in foreign exchange rates of $3.8 million. International revenues represented 42% and 38% of our total revenues for the three months ended March 31, 2005 and 2004, respectively.

Costs and expenses

Costs of revenues

The following tables present costs of revenues for the periods indicated (in thousands, except percentages):

	Three Months ended March 31,		Increase/ (Decrease)
	2005	2004	in Dollars	in Percentage
	(as restated) (1)	(as restated) (1)
Costs of revenues:
Cost of license and subscription	$11,198	$10,245	$953	9%
Cost of maintenance	4,508	4,385	123	3%
Cost of professional services	21,282	13,826	7,456	54%
Cost of revenue - amortization of intangible assets	2,506	2,605	(99)	(4%)

Total costs of revenues	$39,494	$31,061	$8,433	27%

Percentage of total revenues	20%	20%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

	Three Months ended March 31, 2005			Three Months ended March 31, 2004
	Stock-based Compensation	All Other Costs	Total	Stock-based Compensation	All Other Costs	Total
	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)
Costs of revenues:
Cost of license and subscription	$267	$10,931	$11,198	$277	$9,968	$10,245
Cost of maintenance	260	4,248	4,508	514	3,871	4,385
Cost of professional services	205	21,077	21,282	146	13,680	13,826
Cost of revenue - amortization of intangible assets	—	2,506	2,506	—	2,605	2,605

Total costs of revenues	$732	$38,762	$39,494	$937	$30,124	$31,061

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Cost of license and subscription

The increase in cost of license and subscription for the three months ended March 31, 2005 was primarily attributable to higher personnel-related costs of $1.2 million as a result of growth in headcount and an increase in royalty expense of $0.4 million. The increase was partially offset by a decrease in outsourcing expense of $0.8 million related to delivery of our application delivery products. Excluding stock-based compensation expense, portions of which will fluctuate based on changes in the market price of our common stock, we expect cost of license and subscription to increase in absolute dollars for fiscal year 2005, as compared to fiscal year 2004 and consistent with our expected revenue growth as discussed in “Revenues”.

Cost of maintenance

The increase in cost of maintenance for the three months ended March 31, 2005 was primarily due to a modest increase in personnel-related costs as a result of additional headcount to support our overall growth in business, partially offset by a net decrease in stock-based compensation expense which resulted from the issuance of compensatory shares under our 1998 Employee Stock Purchase Plan (ESPP) priced at a discount greater than 15% from the applicable closing price of our common stock during the first quarter of fiscal 2004, but not during the same period in 2005. Excluding stock-based compensation expense, portions of which will fluctuate based on changes in the market price of our common stock, we expect cost of maintenance to increase in absolute dollars for fiscal year 2005, as compared to fiscal year 2004 and consistent with our expected revenue growth as discussed in “Revenues”.

Cost of professional services

The increase in cost of professional services for the three months ended March 31, 2005 was primarily attributable to higher personnel-related costs of $3.6 million as a result of growth in headcount and an increase in outsourcing expense of $3.2 million. The increase in outsourcing activities was primarily due to the growth in our professional services and our continuous efforts to offer more training and consulting services to customers who license our products. The increase was also attributable to an increase in allocated facility expenses of $0.5 million. Excluding stock-based compensation expense, portions of which will fluctuate based on changes in the market price of our common stock, we expect cost of professional services to increase in absolute dollars for fiscal year 2005, as compared to fiscal year 2004 and consistent with our expected revenue growth as discussed in “Revenues”.

Cost of revenue-amortization of intangible assets

Cost of revenue-amortization of intangible assets includes a portion of amortization expenses for intangible assets that are associated with our current products. See “Amortization of intangible assets” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 to the Condensed Consolidated Financial Statements for additional information.

The following table presents amortization of intangible assets related to our current products that are recorded as costs of revenue for the periods indicated (in thousands):

	Three Months ended March 31,
	2005	2004
Cost of license and subscription	$2,192	$2,350
Cost of maintenance	314	255

	$2,506	$2,605

Operating expenses

The following tables present operating expenses for the periods indicated (in thousands, except percentages):

	Three Months ended March 31,		Increase/ (Decrease)
	2005	2004	in Dollars	in Percentage
	(as restated) (1)	(as restated) (1)
Operating expenses:
Marketing and selling	$92,379	$81,451	$10,928	13%
Research and development	19,579	22,460	(2,881)	(13%)
General and administrative	17,950	16,640	1,310	8%
Integration and other related expenses	—	979	(979)	*
Amortization of intangible assets	1,353	1,335	18	1%

Total operating expenses	$131,261	$122,865	$8,396	7%

Percentage of total revenues	66%	78%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.
*	Percentage is not applicable

	Three Months ended March 31, 2005			Three Months ended March 31, 2004
	Stock-based Compensation	All Other Costs	Total	Stock-based Compensation	All Other Costs	Total
	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)	(as restated) (1)
Operating expenses:
Marketing and selling	$3,096	$89,283	$92,379	$5,011	$76,440	$81,451
Research and development	777	18,802	19,579	4,688	17,772	22,460
General and administrative	667	17,283	17,950	3,258	13,382	16,640
Integration and other related expenses	—	—	—	—	979	979
Amortization of intangible assets	—	1,353	1,353	—	1,335	1,335

Total operating expenses	$4,540	$126,721	$131,261	$12,957	$109,908	$122,865

Marketing and selling

Marketing and selling expense consists of employee salaries and related costs, sales commissions, marketing programs, sales training, campaigns, allocated facility expenses, allocated IT infrastructure expenses and stock-based compensation expense.

The increase in marketing and selling expense for the three months ended March 31, 2005 was primarily attributable to higher personnel-related costs of $6.7 million due to growth in headcount and higher commission expense of $2.3 million as a result of increased revenue. The increase was also attributable to an additional $1.1 million of consulting services associated with recruiting and other sales projects. Allocated facility expenses, allocated IT infrastructure expenses and spending on marketing programs increased by $1.3 million, $1.1 million and $0.6 million, respectively. These increases in costs were partially offset by a net decrease in stock-based compensation expense of $1.9 million which primarily resulted from the issuance of compensatory shares under our 1998 ESPP priced at a discount greater than 15% from the applicable closing price of our common stock during the first quarter of fiscal 2004, but not during the same period of 2005. This decrease was offset by a net increase in stock-based compensation expense resulting from changes in the market value of our common stock, partially offset by a decrease in the number of outstanding stock options subject to variable accounting due to exercises, forfeiture or cancellation. Excluding stock-based compensation expense, portions of which will fluctuate based on the changes in the market price of our common stock, we expect marketing and selling expense to increase in absolute dollars for fiscal year 2005, as compared to fiscal year 2004.

Research and development

Research and development expense associated with the development of new products, enhancements of existing products and quality assurance procedures consists of employee salaries and related costs, consulting costs, equipment depreciation, allocated facility expenses, allocated IT infrastructure expenses and stock-based compensation expense.

The decrease in research and development expense for the three months ended March 31, 2005 was primarily attributable to a net decrease in stock-based compensation expense of $3.9 million which resulted primarily from the issuance of compensatory shares under our 1998 ESPP priced at a discount greater than 15% from the applicable closing price of our common stock during the first quarter of fiscal 2004, but not during the same period of 2005. The decrease in research and development expense was partially offset by an increase of $0.4 million in allocated IT infrastructure expenses in the first quarter of 2005 compared to the same quarter in 2004, and a $0.4 million devaluation of the U.S. dollar to the Israeli Shekel as a substantial portion of our research and development expense was in Israeli Shekel. Excluding stock-based compensation expense, portions of which will fluctuate based on changes in the market price of our common stock, we expect research and development expense to increase in absolute dollars for fiscal year 2005, as compared to fiscal year 2004.

General and administrative

General and administrative expense consists of employee salaries and related costs, allocated facility expenses, allocated IT infrastructure expenses and stock-based compensation expense. It also consists of fees for audit, tax, legal and consulting services primarily for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

The increase in general and administrative expense for the three months ended March 31, 2005 was primarily attributable to higher personnel-related costs of $1.8 million due to growth in headcount and additional fees for audit, tax and other consulting services of $2.4 million, of which $1.4 million were fees related to projects for the compliance with Section 404 of the Sarbanes-Oxley Act of 2002. These increases were partially offset by a gain on disposal of assets of $0.7 million and a net decrease in stock-based compensation expense of $2.6 million primarily due to fewer modifications of stock options for employees in transition or advisory roles upon their termination of employment with us for the three months ended March 31, 2005. The decrease in stock-based compensation expense was also associated with a decrease in the number of outstanding fixed awards due to cancellations and certain awards becoming fully expensed in early 2004. Excluding stock-based compensation expense, portions of which will fluctuate based on changes in the market price of our common stock, we expect general and administrative expenses to increase in absolute dollars for fiscal year 2005, as compared to fiscal year 2004, due to projected growth in headcount and the implementation of a new operational and financial reporting system.

Integration and other related expenses

Integration and other related expenses for the three months ended March 31, 2004 were attributable to a milestone bonus plan related to certain research and development activities that was signed in conjunction with the acquisition of Performant in 2003. The plan entitled each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates. The commitment was earned over time as milestones were achieved and expensed as a charge to the condensed consolidated statement of operations. The final payments were made in the fourth quarter of 2004. Total payments made under the plan were $5.2 million.

Amortization of intangible assets

The increase in amortization of intangible assets was primarily due to a full quarter of amortization of intangible assets related to the acquisition of Appilog in July 2004.

Intangible assets are amortized on a straight-line basis over their useful lives.

Future amortization expense of intangible assets at March 31, 2005 is as follows (in thousands):

Year Ending December 31,
2005 (remainder of fiscal year)	$11,576
2006	11,763
2007	5,515
2008	4,253
2009	1,486

$34,593

Non-operating income (expense)

The following table presents non-operating income (expense) for the periods indicated (in thousands, except percentages):

	Three Months ended March 31,		Change
	2005	2004	in Dollars	in Percentage
	(as restated) (1)	(as restated) (1)
Non-operating income (expenses):
Interest income	$10,788	$9,149	$1,639	18%
Interest expense	(6,994)	(5,864)	(1,130)	19%
Other expense, net	(1,242)	(386)	(856)	222%

Total non-operating income, net	$2,552	$2,899	$(347)	(12%)

Percentage of total revenues	1%	2%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Interest income

The increase in interest income was attributable to an improvement in the average yields of our cash and investments during the first quarter of 2005 as compared to 2004.

Interest expense

Interest expense for the three months ended March 31, 2005 and 2004 primarily consisted of interest expense associated with the interest rate swap, the 4.75% Convertible Subordinated Notes due in 2007 (2000 Notes) which we issued in July 2000 and amortization of debt issuance costs associated with the issuance of our Zero Coupon Convertible Notes due in 2008 (2003 Notes) and 2000 Notes. The increase in interest expense in the first quarter of 2005 was due to an increase in the London Interbank Offering Rate (LIBOR) associated with our interest rate swap agreement.

In 2002, we entered into an interest rate swap with Goldman Sachs Capital Markets, L.P. (GSCM).The interest rate swap is designated as an effective hedge of the change in the fair value attributable to LIBOR with respect to $300.0 million of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The interest rate swap qualifies for hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities and the related amendment.

Also, see Notes 7, 15 and 17 to the Condensed Consolidated Financial Statements for additional information regarding our 2000 Notes and the related interest rate swap activities.

Other expense, net

Other expense, net primarily consists of net gains or losses on investments in non-consolidated companies, a warrant to purchase common stock of Motive and currency gains or losses. The change in other expense, net for the three months ended March 31, 2005, was primarily attributable to an increase in foreign currency loss from remeasurement of intercompany balances of $1.5 million, partially offset by a gain on investment of $1.0 million.

Also, see Notes 7, 15 and 17 to the Condensed Consolidated Financial Statements for additional information regarding our 2000 Notes and 2003 Notes and the related interest rate swap activities.

Provision for income taxes

Historically, our operations have generated a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire in 2005 through 2013. Future provisions for taxes will depend upon the mix of worldwide pre-tax income and the tax rates in effect for various tax jurisdictions. The effective tax rates for the quarters ended March 31, 2005 and 2004 differ from statutory tax rates principally because of our participation in taxation programs in Israel. We intend to continue to increase our investment in our Israeli operations consistent with our overall tax strategy. Other factors that cause the effective tax rates and statutory tax rates to differ include the difference between book and tax treatment of expenses for amortization of intangible assets, stock-based compensation and in-process research and development. U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings for certain non-U.S. subsidiaries. We intend to invest these earnings indefinitely in operations outside the U.S.

Our effective tax rate decreased for the quarter ended March 31, 2005 compared to March 31, 2004 primarily due to an increase in the proportion of worldwide pre-tax income subject to lower tax rates associated with our Israeli tax holiday and a decrease in nondeductible stock-based compensation.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we have recorded a current income taxes payable and a prepaid asset in the amount of $25.5 million, to be amortized to income tax expense in our consolidated statements of operations on a straight-line basis over eight years, which approximates the period over which the benefit is expected to be realized. At March 31, 2005 and December 31, 2004, the prepaid asset balance was $15.1 million and $15.9 million, respectively. We are evaluating the migration of the economic ownership of technology acquired from Performant and Kintana to our Israeli subsidiary. This migration may lead to an increase in our effective tax rate. In the event that we do not migrate the technology, our effective tax rate may also increase due to a greater portion of U.S. source income associated with the technology acquired from Performant and Kintana.

Liquidity and Capital Resources

At March 31, 2005, our principal source of liquidity consisted of $1,250.5 million of cash and investments, compared to $1,138.4 million at December 31, 2004. The March 31, 2005 balance included $151.1 million of short-term and $499.5 million of long-term investments in high quality financial, government, corporate and auction rate securities. During the three months ended March 31, 2005, we generated $71.8 million of cash from operating activities, compared to $61.9 million during the three months ended March 31, 2004. The increase in cash from operations during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to higher cash collections from our customers and an overall growth in our business.

During the three months ended March 31, 2005, cash provided by our investing activities primarily consisted of net proceeds from sales or maturities of investments of $305.7 million and net proceeds from the sale of a vacant facility of $4.9 million. Cash used for the acquisition of property and equipment of $7.7 million in the first quarter of 2005 was attributable to equipment and software supporting our sales, research and development and back office infrastructure, as well as other purchases to support the growth of our business. During the three months ended March 31, 2004, we used $109.3 million of cash for investing activities, primarily as a result of net purchases of investments.

During the three months ended March 31, 2005, our primary financing activities consisted of cash proceeds of $41.3 million from common stock issued under our employee stock option and stock purchase plans.

In June 2003, we entered into a non-exclusive agreement (amended in February 2004) to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out, or other transfer of all or substantially all of the business, stock or assets to which the agreement relates. The licensed technology will be combined with our other existing products, which should be generally available in early 2006. The agreement is in effect until December 31, 2006 with a right to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. Under the original agreement, we had committed to royalty payments totaling $15.4 million, of which $15.0 million had been paid as of December 31, 2004. We recorded such payments as prepaid royalties. See Note 17, “Subsequent Events” for additional information related to the asset impairment review related to this royalty agreement.

At March 31, 2005, we were committed to make additional capital contributions to a private equity fund of $5.2 million.

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

Future payments due under debt, lease, royalty, and license agreements at March 31, 2005 were as follows (in thousands):

	Due in
	2005	2006		2007		2008		2009	Thereafter	Total
Zero Coupon Senior Convertible Notes due 2008 (2003 Notes)	$—	$—	(2)	$—		$500,000	(2)	$—	$—	$500,000	(2)
4.75% Convertible Subordinated Notes due 2007 (2000 Notes) (1)	—	—		300,000	(2)	—		—	—	300,000	(2)
										—
Non-cancelable operating leases	15,874	16,040		12,351		8,490		7,489	21,313	81,557
										—
Royalty and license agreements	1,717	1,435		1,436		160		10	90	4,848

	$17,591	$17,475		$313,787		$508,650		$7,499	$21,403	$886,405

(1)	The above table does not include contractual interest payments on the 2000 Notes. Assuming we do not retire additional 2000 Notes during 2005 and interest rates stay constant, we estimate that we will make interest payments, net of our interest rate swap, of approximately $8.2 million during the remainder of 2005, approximately $11.0 million in 2006 and approximately $5.5 million during 2007. The face value of our 2000 Notes differs from our book value. See Note 7 to the Condensed Consolidated Financial Statements for a full description of our long-term debt activities and related accounting policy.
(2)	If the put options are exercised by the holders of each of the 2000 Notes and the 2003 Notes, we will be required to pay $303.9 million on March 1, 2007 and $536.3 million on October 31, 2006, respectively, to the holders of these Notes. See Note 17, “Subsequent Events”, of the Notes to the Condensed Consolidated Financial Statements.

As of March 31, 2005, we did not have any purchase commitments other than obligations incurred in the normal course of business. These amounts are accrued when services or goods are received.

In July 2000, we issued $500.0 million in 4.75% Subordinated Convertible Notes due on July 1, 2007. The 2000 Notes bear interest at a rate of 4.75% per annum and are payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. From December 2001 through March 31, 2005, we retired $200.0 million face value of the 2000 Notes. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. If we redeem the 2000 Notes, we will pay accrued interest up to the redemption date. We have not redeemed any portion of the 2000 Notes since the original issuance through March 31, 2005.

In 2002, we entered into an interest rate swap agreement of $300.0 million with Goldman Sachs Capital Markets, L.P. (GSCM) to hedge the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of our 2000 Notes. The interest rate swap matures in July 2007. The value of the interest rate swap is determined using various inputs, including forward interest rates, and time to maturity. Under the terms of the swap, we provided initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (regardless of movements in the value of the swap) and from time to time additional collateral can change hands between us and GSCM as swap rates and equity prices fluctuate. Our interest rate swap was recorded as an asset in our condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, but will decrease in value if interest rates rise. If market changes continue to negatively affect the value of the swap, the swap may become a liability in our condensed consolidated balance sheets. In the event we chose to terminate the swap before maturity, and the swap value was a liability due to an unfavorable value, we would be obligated to pay to our counterparty the market value of the swap at the termination date.

In April 2003, we issued $500.0 million of Zero Coupon Convertible Notes due 2008 in a private offering. The 2003 Notes mature on May 1, 2008, do not bear interest, have a zero yield to maturity and may be convertible into our common stock. Holders of the 2003 Notes may convert their 2003 Notes prior to maturity only if the sale price of our common stock reaches specified thresholds or if specified corporate transactions have occurred. Upon conversion, we have the right to deliver cash instead of shares of our common stock. We may not redeem the 2003 Notes prior to their maturity. See Note 7 and 17 to the Condensed Consolidated Financial Statements for further details on the conversion provisions for the 2003 Notes.

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

We have incurred substantial expenses with third parties for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our internal review of our historical financial statements, the preparation of the restated financial statements, the SEC investigation and inquiries from other government agencies, the related class action and derivative litigation, and the amendments to the terms of our Notes as a result of our failure to timely file our Exchange Act reports with the SEC and the trustee for the Notes. Excluding the $40.2 million that we will be required to pay to the holders of both series of Notes in addition to the face value of the Notes in the event the holders of both series of Notes exercise their put options, we estimate these expenses were in excess of $70.0 million in aggregate for the quarter ended June 30, 2005 through the quarter ended March 31, 2006. We expect to continue to incur significant expense in connection with these matters in 2006 and thereafter.

In addition, we have acquired several companies and certain technology assets in 2005 and the first half of 2006. In connection with these acquisitions, we have incurred, or will be required to incur, cash outlays of approximately $133.1 million.

During December 2005, we repatriated $500.0 million from our Israeli subsidiary under The American Jobs Creation Act of 2004. Significant tax payments will be required as a result of this repatriation.

Historically, a significant amount of our income and cash flow was generated in Israel where tax rate incentives have been extended to encourage foreign investment. We may have to pay significantly more income taxes if these tax rate incentives are not renewed upon expiration, tax rates applicable to us are increased or if we choose to repatriate cash balances from Israel to other tax jurisdictions. In addition, our future tax provisions will depend on the mix of our worldwide pre-tax income and the tax rates in effect for various tax jurisdictions. Please note that the information in this amended Quarterly Report on Form 10-Q/A, including the descriptions of the taxes in Israel, is as of March 31, 2005 and, therefore, does not reflect any Israeli taxes incurred subsequent to March 31, 2005, which are described in Note 17, “Subsequent Events,” of the Notes to Condensed Consolidated Financial Statements.

For the three months ended March 31, 2005 and 2004, our primary source of funding was cash generated by our operations. A decrease in customer demand or a decrease in the acceptance of our future products and services may affect our ability to generate positive cash flow from operations.

A shift in the mix of license types does not affect our collections cycle as we typically invoice the customers up front for the full license amount and cash is generally received within 30-60 days from the invoice date. Our quarterly operating results are affected by the mix of license types entered into in connection with the sale of products. As revenue associated with our subscription licenses is generally recognized ratably over the term of the license, any increase in our subscription business will also result in deferred revenue becoming a larger component of our cash provided by operations. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then the two generally become bundled together and revenue is recognized over the term of the contract. If our business was to shift to a greater percentage of revenue generated from a subscription revenue model, we may experience a decrease or a lower rate of growth in recognized revenue in a given period. Deferred revenue at March 31, 2005 was $416.1 million, compared to $413.8 million at December 31, 2004. We expect the mix of licenses to continue to fluctuate.

In the future, we expect cash will continue to be generated from our operations. During the remainder of 2005, we expect to spend approximately $5.0 to $8.0 million on our customer management database and $3.2 million for a license and related first year maintenance service of a new operational and financial reporting system that we purchased in December 2004. We expect to spend an additional $12.0 to $17.0 million in 2005 for the implementation of this new operational and financial reporting system. Excluding the cost of our customer management database, the license and the related maintenance of the new operational and financial reporting system, we do not expect the level of cash used to acquire property and equipment in 2005 to change significantly from 2004. We currently plan to reinvest our cash generated from operations in new short and long-term investments in high quality financial, government, and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. Cash could be used in the future for acquisitions or strategic investments. Cash could also be used to repurchase additional shares of our common stock or retire or redeem additional debt. For example, since the inception of the stock repurchase program on July 27, 2004 and through March 4, 2005, cash used to repurchase our common stock was $332.2 million. There are no transactions, arrangements, or other relationships with non-consolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

Assuming there is no significant change in our business, we believe that our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months.

Subsequent Events

For more information regarding events occurring after March 31, 2005, please refer to Note 17, “Subsequent Events,” of the Notes to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant effect on the financial condition and results of operations we report in our condensed consolidated financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

We further discuss these policies, as well as the estimates and judgments involved, below. In addition, we also have other significant accounting policies. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material effect on our reported financial condition or results of operations for a given period. See Note 1 to the condensed consolidated financial statements for the significant accounting policies used in the preparation of our condensed consolidated financial statements.

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

Fee is fixed or determinable

With respect to each arrangement, we must determine whether the arrangement fee is fixed or determinable. If the fee is fixed or determinable, and all other revenue recognition criteria have been met , revenue is recognized upon delivery of software or over the period of arrangements with our customers. If the fee is not fixed or determinable, the revenue recognized in each quarter, subject to application of other revenue recognition criteria, will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable based on our revenue recognition policy.

A determination of whether an arrangement fee is fixed or determinable also depends, in part, upon the payment terms relating to such an arrangement. Extended payment terms may indicate that future concessions are likely to occur. Our customary payment terms are generally within 30-60 days of the invoice date. Arrangements with payment terms extending beyond the customary payment terms are generally considered not to be fixed or determinable. Additionally, provisions for rebates, price protection and similar items may result in arrangement fees that are not fixed or determinable. A determination of whether the arrangement fee is fixed or determinable is particularly relevant to revenue recognition on perpetual licenses. The amount and timing of our revenue recognized in any period may differ materially if we make different judgments.

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

We are required to make significant judgments and estimates in conjunction with recording deferred commissions, specifically as it relates to associated revenues that will be recognized in future periods. The future revenues and timing of revenue recognition may vary significantly from period to period based on the application of the appropriate revenue recognition criteria. As a result, we are required to use estimates that include, but are not limited to; the composition of future revenues and timing of revenue recognition, which if changed could affect the timing and recognition of sales commissions. Sales commissions are paid to employees in the month after we receive an order. Sales commissions are calculated as a percentage of the sales value of a signed contract or a customer signed purchase order. The deferred commissions are realizable through the future revenue streams under the customer contracts. Material differences may result in the amount and timing of our sales commissions expense recognized for any period if we make different estimates related to future revenue and timing of revenue recognition.

We must make estimates of potential future credits, warranty cost of product and services, and write-off of bad debts related to current period product revenues. We analyze historical returns, historical bad debts, current economic trends, average deal size, and changes in customer demand, and acceptance of our products when evaluating the adequacy of the sales reserve. Revenue for the period is reduced to reflect the sales reserve provision. As a percentage of current period revenues, charges against the sales reserve were insignificant for the three months ended March 31, 2005 and 2004. Significant management judgments and estimates are made and used in connection with establishing the sales reserve in any reporting period. Material differences may result in the amount and timing of our revenues for any period if we make different judgments or use different estimates. At March 31, 2005 and December 31, 2004, the provision for sales reserve was $5.6 million and $5.2 million, respectively.

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

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription and term contracts with customers and consist of sales commissions paid to our sales employees. The deferred commissions are recognized over the term of the related customer contracts. The deferred commissions are realizable through the future revenue streams under the customer contracts. Recognition of deferred commissions is included in marketing and selling expense in the condensed consolidated statements of operations. Deferred commissions are included in other current assets and non-current deferred commissions are included in other non-current assets on the condensed consolidated balance sheets.

As of March 31, 2005, restated current and non-current deferred commissions were $21.7 million and $11.1 million, respectively. At December 31, 2004, restated current and non-current deferred commissions were $23.1 million and $8.7 million, respectively.

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

Compensation expense associated with fixed awards is measured as the difference between the fair market value of our stock on the date of grant and the grant recipient’s exercise price, which is the intrinsic value of the award on that date. No compensation expense is recognized if the grant recipient’s exercise price equals the fair market value of our common stock on the date of grant. Stock compensation expense is recognized over the vesting period using the ratable method, whereby an equal amount of expense is recognized for each year of vesting.

Promissory notes used in the past to exercise stock options are non-recourse in nature, and therefore we account for such transactions in accordance with Emerging Issues Task Force Consensus No. 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan Features Under APB Opinion No. 25” (EITF 95-16) and FIN No. 44. Our determination that the promissory notes are non-recourse was based on a series of factors that, when assessed collectively, indicated the promissory note holders were not at risk, despite the recourse provisions of the notes. These factors included, among other things: such loans were secured by the stock issued, loan interest in numerous circumstances was forgiven, and repurchase of shares by us in instances in which the value of the stock pledged as security for the loan was less than the loan amount upon maturity of the note or the note holder’s termination of employment. Since interest associated with non-recourse promissory notes is considered part of the option’s exercise price, and our promissory notes were and are subject to prepayment, the exercise prices of the awards were not fixed. Accordingly, stock options exercisable or exercised with non-recourse promissory notes are subject to variable accounting under APB No. 25. Additionally, certain stock options for which evidence of authorization could not be located are being accounted for as variable awards.

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

We account for modifications to stock options under FIN No. 44, which was effective July 1, 2000. Modifications include, but are not limited to, acceleration of vesting, extension of the exercise period following termination of employment and/or continued vesting while not providing substantive services. Compensation expense is recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurs while not providing substantive services. The intrinsic value of the award is the difference between the fair market value of our common stock on the date of modification and the optionee’s exercise price.

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

On December 15, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No.123R, Share-Based Payment which requires public companies to value employee stock options and stock issued under employee stock purchase plans using fair value based method on the option grant date and record it as a stock-based compensation expense. Fair value based model, such as the Black-Scholes option-pricing model, requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option. On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 107 (SAB 107) to provide further guidance on the valuation models, expected volatility, and expected option term. We currently use the Black-Scholes option-pricing model to calculate the pro forma effect on net income and net income per share if we had applied SFAS No. 123 to employee option grants. (See Note 1 to our Condensed Consolidated Financial Statements for the disclosure of the pro forma information for the three months ended March 31, 2005 and 2004, if we had applied SFAS No. 123.) However, the actual impact on our results of operations upon adoption of the new standard could be significantly different from the pro forma information included in Note 1 to our Condensed Consolidated Financial Statements due to variations in estimates, assumptions, and valuation model used in the calculation. In the first quarter of 2005, we modified our approach to estimate the expected stock price volatility and expected option life. We believe the modifications to our estimates will generate assumptions that are more indicative of future trends. The effective date of SFAS No. 123R is for fiscal years beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in the first quarter of 2006. We expect the adoption of SFAS No. 123R to have a significant effect on our results of operations.

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

We determine the recoverability of long-lived assets and certain identifiable intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Such estimation process is highly subjective and involves significant management judgment. Determination of impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. We did not record any impairment expense in the first quarter of 2005. During the year ended December 31, 2004, we recorded an impairment expense of $6.7 million associated with the remaining vacant building we owned that had been placed for sale. If our estimates or the related assumptions change in the future, we may be required to record an impairment expense on long-lived assets and certain intangible assets to reduce the carrying amount of these assets. Net intangible assets and property and equipment were $115.5 million and $116.7 million at March 31, 2005 and December 31, 2004, respectively.

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

When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we further determine if an impairment exists based on a projected discounted cash flow in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We performed an annual impairment review in the fourth quarter of 2004. We did not record an impairment expense based on our reviews. If our estimates or the related assumptions change in the future, we may be required to record an impairment expense on goodwill to reduce its carrying amount to its estimated fair value.

Accounting for income taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our condensed consolidated balance sheets and presented in the related notes thereto. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. In addition, to the extent that we are unable to continue to reinvest a substantial portion of our profits in our Israeli operations, we may be subject to additional tax rate increases in the future. Our taxes could increase if these tax rate incentives are not renewed upon expiration, tax rates applicable to us are increased, authorities challenge our tax strategy, or our tax strategy is affected by new laws or rulings. To the extent that we are able to continue to reinvest a substantial portion of our profits in lower tax jurisdictions, our tax rate may decrease in the future.

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

Accounting for investments in non-consolidated companies

From time to time, we hold equity investments in publicly traded companies, privately-held companies, and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our equity investments for impairment and will record reductions in carrying values if and when necessary. For equity investments in privately-held companies and private equity funds, the evaluation process is based on information that we request from these companies and funds. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies and funds. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above fair value, or if a company has completed a financing with unrelated third party investors based on a valuation significantly lower than the carrying value of our investment and the decline is other-than-temporary, it is our policy to record an investment loss in our condensed consolidated statements of operations. Estimating the fair value of non-marketable equity investments in companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

For equity investments in publicly traded companies, we record a loss on investment in our condensed consolidated statements of operations when we determine the decline in fair value below the carrying value is other-than-temporary. The ultimate value realized on these equity investments is subject to market price volatility until they are sold. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, earnings/revenue outlook, operational performance, management/ownership changes, competition, and stock price performance. Our on-going review may result in additional impairment expenses in the future which could significantly affect our results of operations.

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

Recent Accounting Pronouncements

In April 2005, the SEC amended the compliance dates for SFAS No. 123R, Share-Based Payment. The new rule allows public companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005. We will be required to adopt SFAS No. 123R in the first quarter of 2006 and begin to recognize stock-based compensation related to employee equity awards in our condensed consolidated statements of operations using a fair value based method on a prospective basis. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R to have a significant effect on our results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. We expect the adoption of SAB No. 107 will have a significant adverse effect on our financial position and results of operations upon our adoption of SFAS No. 123R in the first quarter of 2006.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal year ending after December 15, 2005. We do not expect the adoption of FIN No. 47 to have an effect on our financial position and results of operations.

Risk Factors

In addition to the other information included in this amended Quarterly Report on Form 10-Q/A, you should carefully consider the risks described below before deciding to invest in us or maintain or increase your investment. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem not significant may also affect our business operations. If any of these risks actually occur, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment. These risk factors are as disclosed in our originally filed Form 10-Q and have not been updated as part of our amended filing.

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

Future changes in financial accounting standards may adversely affect our results of operations. Under the newly-issued Statement of Financial Accounting Standards No.123 (revised 2004) (SFAS No. 123R), Share-Based Payment, and Staff Accounting bulletin No. 107 (SAB No. 107), we will be required to account for equity under our stock plans using fair value based model on the option grant date and record it as a stock-based compensation expense. Our net income and our earnings per share will be significantly reduced or may reflect a loss. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing model and disclose the pro forma impact on net income (loss) and net income (loss) per share in Note 1 to our condensed consolidated financial statements for the three months ended March 31, 2005 and 2004. A fair value based model such as the Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option. We will be required to adopt the new accounting provisions beginning in the first quarter of 2006 and to expense shares issued under employee stock purchase plans and stock options as a stock-based compensation expense using a fair value based model.

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

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed. Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act of 2002, requires an effective planning and management system and process. We will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have licensed software from SAP AG and have begun a process to expand and upgrade our operational and financial systems. Any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record and report financial and management information on a timely and accurate basis. In addition, as we add additional functionality, new problems could arise that we have not foreseen. Such problems could adversely affect our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and affect our ability to manage our business. Accordingly, our results of operations, cash flows, and stock price could be negatively affected.

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

If the interest rate continues to increase, the interest rate swap may have a negative effect on our cash flows and results of operations. In connection with the $300.0 million of our 2000 Notes, we entered into an interest rate swap with Goldman Sachs Capital Markets, L.P (GSCM). Under the terms of the swap, we provided GSCM $6.0 million as initial collateral and are required to provide additional collateral in the form of cash or cash equivalents as swap rates and equity prices fluctuate. This interest rate swap could expose us to greater interest expense for our 2000 Notes if we decided to terminate the swap before maturity. If the interest rate continues to increase and we decided to terminate the swap before maturity, we could be obligated to pay to our counterparty the market value of the swap at the termination date.

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

In addition, for purchase acquisitions completed to date, the development of these technologies remains a significant risk due to the remaining efforts to achieve technical feasibility, changing customer markets, and uncertainty of new product standards. Efforts to develop these acquired technologies into commercially viable products consist of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse effect on our business and operating results.

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

Investments may become impaired and require us to reduce earnings. At March 31, 2005, our equity investments in non-consolidated companies consisted of investments in privately-held companies of $4.1 million, a private equity fund of $8.6 million, and a warrant to purchase common stock of Motive of $0.8 million. At March 31, 2005, we also had an equity investment of $0.7 million in a publicly traded company. At March 31, 2005, our total capital contributions to this private equity fund were $9.8 million. We have committed to make additional capital contributions to this private equity fund up to $5.2 million in the future. We may be required to incur expenses for the impairment of value of our investments. For the three months ended March 31, 2005, we recorded a loss of $0.1 million on our investment in the private equity fund and an unrealized loss of $0.1 million related to a change in fair value of the Motive warrant. For the three months ended March 31, 2004, we recorded a loss of $0.5 million on our investment in the private equity fund. The loss was partially offset by an unrealized gain of $0.4 million related to a change in fair value of the Motive warrant. In calculating the loss on our investments, we took into account the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months. We closely monitor the financial health of the private companies in which we hold minority equity investments. We may continue to make investments in other companies. If we determine in accordance with our standard accounting policies that an impairment has occurred, then additional losses would be recorded.

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

Interest rate risk

We mitigate market risk associated with our investments by placing our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. We have classified all of our debt securities investments as either held to maturity or available-for-sale. Marketable equity securities are classified as short-term investments. At March 31, 2005, we had marketable equity securities of $0.7 million. At March 31, 2005, $526.4 million, or 42.0%, of our cash, cash equivalents, and cash investment portfolio has original maturities of less than 90 days, and an additional $100.4 million, or 8.0%, carried original maturities of less than one year. All debt securities classified as held-to-maturity investments mature in less than three years from the date of purchase as required by our policy. From time-to-time, we also invest in auction rate securities, which we classify as available-for-sale investments. Information about our investment portfolio in debt securities is presented in the table below, which states notional amounts and the related weighted-average interest rates. Amounts represent maturities from the reporting date to the dates shown below for each twelve-month periods (in thousands):

	March 31,				Fair Value
	2006	2007	2008	Total
Investments maturing within 30 days of March 31, 2005:
Fixed rate	$282,287	$—	$—	$282,287	$282,255
Weighted average rate	2.61%	—	—	2.61%	—
Investments maturing more than 30 days after March 31, 2005:
Fixed rate	$349,510	$361,442	$183,061	$894,013	$887,410
Weighted average rate	2.77%	2.55%	2.60%	2.65%	—

Total investments	$631,797	$361,442	$183,061	$1,176,300	$1,169,665

Weighted average rate	2.70%	2.55%	2.60%	2.64%	—

Our investments as of March 31, 2005 include $543.8 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

The fair value of our 2000 Notes fluctuates based upon changes in the price of our common stock, changes in interest rates, and changes in our creditworthiness. The fair market value of our 2000 Notes at March 31, 2005 was $292.5 million, and the face value and book value were $300.0 million and $299.7 million, respectively. To mitigate the risk of fluctuation in the fair value of our 2000 Notes, we entered into an interest rate swap arrangement. The fair value of our 2003 Notes fluctuates based upon changes in the price of our common stock and changes in our creditworthiness. The fair market value of the 2003 Notes at March 31, 2005 was $524.6 million, and the face value and book value were $500.0 million. See Note 7 to the Condensed Consolidated Financial Statements for transactions regarding our 2000 Notes and 2003 Notes.

In January and February 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. In November 2002, we merged the two interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) into a single interest rate swap with GSCM to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap, with a maturity date of July 2007, is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of $300.0 million of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on our 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR throughout the life of our 2000 Notes. The interest rate swap creates a market exposure to changes in the LIBOR. If the LIBOR increases or decreases by 1%, our interest expense would increase or decrease by $0.75 million quarterly on a pretax basis.

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

See Notes 7, 15 and 17 to the condensed consolidated financial statements for additional information regarding our 2000 Notes and 2003 Notes and the related interest rate swap activities. Please note that the information in this amended Quarterly Report on Form 10-Q/A, including the descriptions of the Notes set forth herein, is as of March 31, 2005 and, therefore, does not reflect the modifications made to the terms of the Notes subsequent to March 31, 2005 which are described in Item 2 above and Note 17, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements.

Foreign exchange rate risk

A portion of our business is conducted in currencies other than the U.S. dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenue. We enter into foreign exchange forward contracts to minimize the short-term effect of foreign currency fluctuations on foreign currency denominated deferred revenues and receivables due from certain subsidiaries and foreign offices in the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific (APAC); and Japan. The Americas includes Brazil, Canada, Mexico, and the United States of America. EMEA includes Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. APAC includes Australia, China, Hong Kong, India, Korea, and Singapore. We had outstanding forward contracts with notional amounts totaling $33.1 million and $31.2 million at March 31, 2005 and December 31, 2004, respectively. The forward contracts in effect at March 31, 2005 were hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Korean Won, Norwegian Kroner, South African Rand, Swedish Kroner, and Swiss Franc.

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

Investment risk

From time to time, we have equity investments in public companies, privately-held companies, and private equity funds for business and strategic purposes. At March 31, 2005, our investments in a public company, private companies, and a private equity fund were $0.8 million, $4.1 million, and $8.6 million, respectively. In addition, we made capital contributions to the private equity fund totaling $9.8 million and we have committed to pay up to $5.2 million in the future.

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

The Motive warrant is treated as a derivative instrument due to a net settlement provision. Since the Motive warrant is marked to market at each reporting date, any fluctuations in the fair value of the warrant may have an effect on our financial positions and results of operations. The fair value of the warrant was $0.8 million and $0.9 million as of March 31, 2005 and December 31, 2004, respectively.

Item 4. Controls and Procedures

Background Findings and Restatement

In November 2004, the Company was contacted by the Securities and Exchange Commission (SEC) as part of an informal inquiry entitled In the Matter of Certain Option Grants (SEC File No. MHO-9858). The Company voluntarily produced documents in response to this request, which was followed by an additional document request by the SEC in April 2005. In June 2005, in the course of responding to the SEC’s inquiry, we determined that there were potential problems with the dating and pricing of stock option grants and with the accounting for these option grants.

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

On November 2, 2005, we announced that the Special Committee had made certain determinations as a result of its review of the Company’s past stock option practices. The Special Committee found that certain stock option grants utilized a grant date, the date used to determine the strike price of the option, that differed from the date on which the option appeared to have been actually granted. In almost every such instance, the price on the actual grant date was higher than the price on the stated grant date, meaning that the misdating had the effect of permitting the recipients of the options to exercise at a strike price lower than the price on the actual grant date. The Special Committee found that the intentional selection of a favorable price for option grants had occurred in numerous instances, including the vast majority of stock option grants between January 1996 and April 2002 and occurred with respect to grants to all levels of employees. The Special Committee further found that our then Chief Executive Officer Amnon Landan, Chief Financial Officer Doug Smith, and General Counsel Susan Skaer (Prior Management) were each aware of and, to varying degrees, participated in these practices. Each of them also benefited personally from the practices. Although each of these officers asserts that he or she did not focus on the fact that the practices and their related accounting were improper, the Special Committee concluded that each of them knew or should have known that the practices were contrary to the option plan and proper accounting. The Special Committee also found that on at least three occasions, option exercises by Company executives including Mr. Landan appear to have been reported as having occurred on a date that differed from the date at which the exercise actually happened. This difference in reported versus actual dates reduced the executives’ taxable income significantly, and exposed the Company to possible penalties for failure to pay withholding taxes. After reviewing the results of the investigation, our Board of Directors determined that it would be appropriate to accept the resignations of the Prior Management tendered on November 1, 2005.

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

In November 2005, following the resignation of Prior Management, our Board of Directors expanded the mandate of the Special Committee. Specifically, the Special Committee was requested to work in conjunction with the Company to conduct a supplemental review of the principal financial reporting control areas of the Company and the key individuals functioning in these areas during the relevant time periods. Specifically, the purpose of the supplemental review was to determine whether the work previously carried out by the Company could be relied upon with respect to matters other than the stock option related matters that were the subject of the Special Committee’s initial efforts (recertification procedures). These recertification procedures identified several instances in which other established controls appear to have been deliberately overridden between 1997 and early 2002 to permit certain former members of senior management (including our then CEO Amnon Landan and then CFO Sharlene Abrams) at times to manage or influence the timing of quarter-end shipments and influence the timing and level at which certain expense items and accruals were recorded to achieve a desired consistency of reported financial results. While the practice of influencing quarter-end shipments did not result in any misstatements of reported financial results or the need for any accounting adjustment, the lack of public disclosure of this practice was improper. In addition, the recertification procedures identified what appears to have been several instances of efforts to influence the timing and level at which certain expense items and accruals were recorded. These activities did not result in additional adjustments to the restated consolidated financial statements in our Form 10-K/A or the condensed consolidated financial statements contained within this Form 10-Q/A because they occurred in periods prior to the year ended December 31, 2002 and related principally to the timing of transactions. In addition, through our recertification procedures we also identified certain other errors in accounting determinations and judgments relating to transactions occurring in years 2004, 2003, 2002 and the interim period ended March 31, 2005 which, although immaterial, have been reflected in the restated consolidated financial statements in our Form 10-K/A and the restated condensed consolidated financial statements contained herein.

Concurrent with the supplemental review, our management, under the oversight of the Audit Committee, completed an internal review in order to prepare the restated consolidated financial statements which included evaluations of the previously carried out accounting and led to adjustments for: (a) stock option grants made to persons before they became employees; (b) stock options exercised or exercisable with promissory notes; (c) modifications of stock options for employees in transition or advisory roles; (d) tax treatment for the disqualification of incentive stock options and conversion to non-qualified stock options; (e) stock issued in connection with our Employee Stock Purchase Plan; and (f) the assumptions, models and data used in connection with our pro forma disclosures pursuant to SFAS No.123. The internal review included the evaluation of information and a number of transactions from 1994 to the present. During the course of completing this work, we also identified certain other errors in accounting determinations and judgments related to transactions occurring in fiscal years 2004, 2003, 2002 and the interim period ended March 31, 2005 that, although immaterial, current management has included in the restated consolidated financial statements in our Form 10-K/A and the restated condensed consolidated financial statements contained herein. Restatement adjustments are further described in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current Chief Executive Officer (CEO) and current Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2005, the end of the period covered by this Quarterly Report on Form 10-Q/A. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

At the time that our Quarterly Report on Form 10-Q for the three months ended March 31, 2005 was filed on May 6, 2005, our then CEO and then CFO concluded that our disclosure controls and procedures were effective as of March 31, 2005. Subsequent to that evaluation, our management, including our current CEO and current CFO, concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of March 31, 2005 because of the material weaknesses in our internal control over financial reporting discussed below. Notwithstanding the material weaknesses described below, our current management, based upon the substantial work performed during the restatement process, has concluded that the Company’s condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

As discussed in Note 2 to the Notes to the Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005, we have restated our previously issued financial statements.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our current management identified the following material weaknesses in our internal control over financial reporting as of March 31, 2005:

1.	Control environment. We did not maintain an effective control environment based on criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework. Specifically, we did not maintain controls adequate to prevent or detect instances of intentional override or intervention of our controls or intentional misconduct by certain former members of senior management. Also, there was a lack of attention to identifying and responding to such instances. This lack of an effective control environment permitted certain former members of senior management, including Prior Management, to deliberately override certain controls between 1992 through March 31, 2005 resulting in certain transactions not being properly accounted for in the Company’s consolidated financial statements and contributing to the need to restate certain of our previously issued financial statements. Each of these former members of our senior management appears to have also personally benefited from these practices. In addition, the Compensation Committee of the Company’s Board of Directors mistakenly relied on certain former members of senior management to appropriately discharge the duties delegated to them. Furthermore, we did not adequately monitor certain of our control practices, demonstrate a commitment to integrity and objectivity and foster a consistent and open flow of information and communication between those initiating transactions and those responsible for their financial reporting. Certain former members of senior management intentionally exploited this environment as follows:

a.	Stock-based compensation. Certain former members of senior management (including our then CEO and then CFO) intentionally deviated from our controls over the accounting for our stock option transactions, which resulted in the creation of misleading accounting records. Additionally, these certain former members of senior management either knew or should have known that the vast majority of our stock options transactions occurring between January 1996 and April 2002 were not appropriately accounted for in accordance with generally accepted accounting principles.

b.	Earnings management. Between 1997 and 2002, we identified several instances where certain former members of senior management (including our then CEO and then CFO) appear to have deliberately overridden controls in order to manage or influence the timing of quarter-end shipments, without public disclosure, and to influence the timing and level at which certain expense items and accruals were made in order to inappropriately achieve a desired consistency of reported financial results, without appropriate public disclosure.

c.	Executive compensation. In 1999, a loan was made to our former CEO (which has since been repaid) that lacked appropriate documentation including approval by the Company’s Board of Directors. The aforementioned loan was referred to in several of our periodic public disclosures but not all of its significant terms were clearly and completely disclosed. In addition, certain inappropriate expense reimbursements were made to our former CEO.

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

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

It is important to note that based on the additional procedures performed as part of the Company’s restatement of its financial statements, current management has concluded that certain important improvements were made to the control environment commencing in mid-2002, including: (i) an improved commitment to competency manifested by the hiring of more experienced and senior finance and legal personnel, (ii) the implementation of additional financial controls that enhanced independent judgment and review, including as appropriate segregation of duties and increased employee responsibility and accountability for the completeness of the Company’s disclosures, (iii) the establishment of processes and procedures to increase communications between the financial reporting and accounting functions and senior management, including our Audit Committee, and (iv) instituting a formal code of conduct and whistle-blower policy. While we believe that the improvements made to our control environment after mid-2002, if viewed on a stand-alone basis, could be sufficient for an adequate control environment in areas other than stock-based compensation and the intentional override of controls by Prior Management, the fact that the Prior Management continued in their respective roles and in some instances exercised the ability to override stock option controls and proper accounting treatment during the first quarter of 2005, leads us to conclude that the material weaknesses described above existed as of March 31, 2005.

Management is committed to remediating the material weaknesses identified above by implementing changes to the Company’s internal control over financial reporting. Management along with our Board of Directors has implemented, or is in the process of implementing, the following changes to the Company’s internal control over financial reporting:

•	After reviewing the results of the investigation to date, our Board of Directors determined that it would be appropriate to accept the resignations of our then CEO, CFO and General Counsel. Our Board of Directors has since appointed a new Chief Executive Officer, a new Chief Financial Officer and a new General Counsel, who together with other members of our senior management are committed to achieving transparency through effective corporate governance, a strong control environment, the business standards reflected in our Code of Business Conduct and Ethics, and financial reporting and disclosure completeness and integrity.

•	We have established an Internal Audit function, which reports to our Audit Committee, and created the role of the Chief Compliance Officer. Through these functions we will implement enhancements to our independent monitoring of controls and expanded education, compliance training and review programs to strengthen employees’ competency, independent judgment and intolerance for questionable practices and emphasize the importance of improved communication among the Company’s various internal departments and regional operations – focused initially on the identified control weaknesses, but over time with a commitment to make efforts to continuously improve our broader control environment.

•	We have changed our stock-based compensation transaction procedures and approval policies to require additional and more systematic authorization to ensure that all stock option transactions adhere to the Company’s approved plans and stated policies, and that all such transactions are reflected in the Company’s stock administration systems and have appropriate supporting documentation. In addition, we have modified the CEO expense reimbursement and other CEO payment procedures to be consistent with our standard control practices and subject to periodic review by our Internal Audit function.

•	Our Board of Directors has adopted certain further enhancements to our corporate governance and oversight, including a formal separation of the roles of Chairman and CEO, strengthening the independence of our Board of Directors by adding two additional independent members to provide additional expertise and independence, reconstituting the membership of our Board Committees and making additional advisory resources available to our Board of Directors and its committees, including the Compensation Committee.

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

MERCURY INTERACTIVE CORPORATION (Registrant)

Dated: July 31, 2006
	By:	/s/ David J. Murphy
David J. Murphy Senior Vice President and Chief Financial Officer Principal Financial Officer

Dated: July 31, 2006
	By:	/s/ Brian A. Stein
Brian A. Stein Chief Accounting Officer Principal Accounting Officer