Form 10-K
period 2005-12-31
MERCURY INTERACTIVE CORP
filed 2006-10-05
CIK 867058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.002 par value

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 2,234,772,660 as of June 30, 2005, based upon the closing sale price reported for that date on The NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of September 19, 2006 was 89,197,029.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in “Risk Factors”. Our business may have changed since the date hereof, and we undertake no obligation to update the forward-looking statements in this Annual Report on Form 10-K.

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

General

Industry Overview

The importance of enterprise software applications in today’s business environment cannot be overstated. Some analysts project that up to 90-percent of business processes are automated in enterprise applications. As a result, maximizing the value of enterprise software applications is a critical factor in overall business success. Yet it is increasingly difficult for chief information officers (CIOs) to deliver business value while managing costs, risks, and compliance against a changing backdrop of increasing business and technology complexity. To address these challenges, many of our global customers are turning to business technology optimization (BTO), the industry strategy for maximizing the business value of Information Technology (IT). BTO applies business and quality management practices coupled with software to optimize the business outcome of IT. Global 2000 companies use the principles and practices of BTO to automate and optimize IT itself. BTO is about ensuring that every dollar invested in IT, every resource allocated, and every application in development or in production is fully aligned with business goals. BTO helps CIOs and IT executives achieve their top priorities, which include:

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

Our BTO offerings for application delivery, application management, and IT governance help customers maximize the business value of IT by optimizing application quality and performance as well as managing IT costs, risks, and compliance. The Mercury BTO offerings include:

•	Our IT governance offerings help customers govern and manage the priorities, people, and processes required to run an IT organization like a business.

•	Our application delivery offerings help customers optimize and test their custom and packaged business applications by improving the quality and performance of those applications, while reducing the time and costs required to deploy them.

•	Our application management offerings help customers optimize the performance and availability of applications in production and resolve problems quickly and proactively.

•	Most of our offerings are available as a managed service over the Internet. Our managed service is a “software as a service” offering that allows our customers the flexibility of choosing which Mercury software to run themselves and which software will be outsourced to us.

•	We also provide a wide range of customer support and professional service offerings that enable our global partners and customers to implement, customize, manage, and extend our BTO offerings.

Proposed Acquisition of Mercury Interactive by Hewlett-Packard Company

On July 25, 2006, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Hewlett-Packard Company (HP) and Mars Landing Corporation, a wholly-owned subsidiary of HP (Merger Sub). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on August 17, 2006, Merger Sub commenced a cash tender offer (the Offer) for all of the issued and outstanding shares of our common stock, par value of $0.002 per share, at a purchase price of $52.00 per share (the Offer Price). As soon as practicable after the consummation of the Offer, Merger Sub will merge with and into us (the Merger) and we will become a wholly-owned subsidiary of HP. In the Merger, the remaining stockholders of Mercury, other than such stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be entitled to receive the Offer Price per share. As of the date of this filing, the Offer is scheduled to expire on October 13, 2006.

The obligation of Merger Sub to accept for payment and pay for the shares tendered in the Offer is subject to a number of conditions described in the Merger Agreement, including among others, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of any other material antitrust or merger control approvals. In addition, HP’s acceptance of the tendered shares is subject to HP’s ownership, following such acceptance, of at least a majority of all then outstanding shares of our common stock and the filing with the Securities and Exchange Commission of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The closing of the Merger is subject to customary closing conditions (including those discussed above), and, depending on the number of shares held by HP after its acceptance of the shares properly tendered in connection with the Offer, approval of the Merger by the holders of our outstanding shares remaining after the completion of the Offer also may be required.

Restatement of consolidated financial statements

In our Form 10-K/A (filed on July 3, 2006), we restated our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and the selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. In addition, we restated our condensed consolidated financial statements for the quarters ended March 31, 2005 and 2004 in our Form 10-Q/A filed on August 1, 2006. All financial information included in this Annual Report on Form 10-K reflects our restatement.

2005 Business Acquisitions

On July 26, 2005, we acquired a wireless testing business unit from Intuwave Limited (Intuwave). The acquired technology helps to automate the testing of wireless services and applications running on smart phones. The acquisition enables us to continue to deepen our core BTO technology. Intuwave developed m-Test technology to help automate the testing of wireless services and applications running on Symbian OS-based smart phones. Currently, customers can use m-Test in conjunction with Mercury QuickTest Professional and Mercury Business Process Testing to connect directly to a mobile device, such as a smart phone, to test and confirm how the device and its applications will perform. m-Test has been used by device manufacturers and mobile network operators to help ensure the market-readiness of their wireless devices, wireless applications and services. We plan to utilize m-Test technology to bolster the wireless testing capabilities of our Quality Center product.

On September 1, 2005, we completed our acquisition of BeatBox Technologies (BeatBox), formerly known as ClickCadence, LLC. BeatBox specialized in assisting companies to optimize the efficiency and effectiveness of their online presence. BeatBox technology is used to track and capture real user application behavior such as clickstream traffic, page performance, application errors and visitor sessions on web based applications. BeatBox technology can help customers identify, record and analyze how users interact with business applications in production. Mercury customers will be able to utilize BeatBox technology and leverage real user information to improve the accuracy of their testing scenarios. We plan to use BeatBox technology to extend the real user monitoring capabilities of our BTO software and to enhance our performance lifecycle offerings.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding cash outlays related to acquisitions.

Products and Services

Our portfolio of BTO products and services is strategically organized around three product lines: application delivery, application management, and IT governance. Our BTO offerings, called Mercury Optimization Centers, consist of integrated software, services, and best practices within each center that enable companies to use a center of excellence approach to govern the priorities, processes, and people of IT, while maximizing the quality, performance, and availability of software applications. These Optimization Centers allow our existing customers to expand from tactical initiatives to an enterprise approach to BTO.

Application Delivery Offerings

Our application delivery offerings help customers optimize the quality and performance of both custom-built and pre-packaged software applications before the applications go into production. We offer two Mercury Optimization Centers for application delivery that automate critical delivery functions, including test management, business-process test design, functional and regression testing, load-testing, performance tuning, capacity planning, and diagnostics. These products and technologies are used to optimize the pre-production software development, customization, and integration processes. Our application delivery offerings enable customers to make informed “go live” decisions, decrease software defects, reduce the time and cost of deploying new software or software upgrades, and help ensure that software applications will produce their intended business outcomes. In addition, certain capabilities of our two optimization centers are available through a managed service as application delivery services.

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

Mercury Performance Center core software products include:

•	Mercury LoadRunner is our industry-leading load-testing solution for predicting system scalability, behavior, and performance. Mercury LoadRunner is used to obtain an accurate picture of end-to-end system performance, verify that new or upgraded applications meet specified performance requirements, and identify and eliminate performance bottlenecks during the development lifecycle. It exercises an entire application infrastructure by emulating thousands of virtual users and employs performance monitors to identify and isolate performance bottlenecks across and within each tier. By using Mercury LoadRunner, customers can minimize testing cycles, reduce defects, optimize application performance, and accelerate application deployment.

•	Mercury Capacity Planning provides simulation modeling of real-world production environments to help customers make informed decisions about the optimal infrastructure requirements from an application end-user perspective, before going live. Mercury Capacity Planning uses HyPerformix’s Integrated Performance Suite™ technology with Mercury LoadRunner, to build models of existing or future production environments and create “what-if” scenarios of infrastructure deployment alternatives. This helps customers forecast and plan the types and quantities of key IT resources required to meet cost, performance, and utilization objectives.

•	Mercury Diagnostics is our lifecycle application diagnostics solution for J2EE, .NET, and ERP/CRM environments. It can be used in both pre- and post-production environments to find deep code and configuration level issues in enterprise applications environments, including intermittent problems, memory leaks, synchronization, deadlocks, and data dependent issues. In pre-production, Mercury Diagnostics allows customers to identify, diagnose, and resolve application problems prior to deployment.

•	Mercury Center Management for Performance Center delivers an out-of-the-box demand, project, and resource management solution for running a performance testing Center of Excellence.

Application Management Offerings

Our application management offerings help customers optimize business availability and problem resolution. We offer one Mercury Optimization Center as well as a managed service for application management that facilitates a strategic, business-centric approach to ensure that production software performs at the levels required to meet business goals. Additionally, our application management offerings enable customers to proactively manage and automate the repair of production problems, which reduces the business ramifications of downtime.

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

Mercury Business Availability Center core software products include:

•	Mercury Service Level Management enables customers to proactively manage service levels from the business perspective. It provides service level reporting for enterprises and service providers to measure application service levels against business objectives. By using Mercury Service Level Management, customers can define realistic, quantifiable service level objectives that reflect business goals, and track performance both on a real-time basis and for offline planning purposes.

•	Mercury System Availability Management and Mercury SiteScope enable customers to seamlessly deploy and maintain an enterprise infrastructure monitoring solution to achieve 100-percent coverage. They connect to existing Enterprise Management System (EMS) products or use SiteScope capabilities to collect and monitor system availability and performance data from across the entire enterprise. Mercury System Availability Management, using SiteScope as its data collection engine, is based on a unique agentless architecture that enables centralized management and configuration, which ultimately lowers the total cost of ownership.

•	Mercury Application Mapping provides real-time visibility into the dynamic relationships between enterprise applications and their underlying infrastructure. It continuously updates and maintains this topology map within a common relationship model, enabling customers to quickly assess the business effect of IT issues. As a result, customers can reduce the costs and risks of managing new services and making changes to existing services.

•	Mercury End User Management proactively monitors application availability in real-time and from the end-user perspective, so customers can fix issues before end-users experience problems. It proactively emulates end-user business processes against applications on a 24x7 basis. Plus, it enables customers to assess the business effect on real users across multiple domains and geographies, and manage end-user performance from a wide number of supported desktops and handheld devices.

•	Mercury Diagnostics is our lifecycle application diagnostics solution for J2EE, .NET, and ERP/CRM environments. It can be used in both pre- and post-production environments to find deep code and configuration level issues in enterprise applications environments, including intermittent problems, memory leaks, synchronization, deadlocks, and data dependent issues. In post-production, Mercury Diagnostics allows customers to manage, monitor, diagnose, and resolve critical application problems before they affect business or end-user performance.

•	Mercury Application Management Foundation offers an “agentless” monitoring architecture that includes our business process and end-user monitoring infrastructure, as well as an infrastructure monitoring solution.

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

Mercury IT Governance Center core products include:

•	Mercury Demand Management is used to manage all the demand placed on IT. It allows customers to consolidate, prioritize, and fulfill both strategic projects and day-to-day activities. It also allows customers to manage service levels.

•	Mercury Portfolio Management is used to govern IT portfolios by evaluating, prioritizing, balancing, and approving both new initiatives and customers’ existing portfolio; analyzing different what-if scenarios, and ensuring alignment with business strategy and IT resource constraints. It lets business and IT stakeholders collaboratively govern their entire IT portfolio, with “apples-to-apples” comparisons and multiple levels of input, review, and approval.

•	Mercury Program Management is used to collaboratively manage IT programs from concept to completion. It allows customers to automate and align processes for managing scope, risk, quality, issues, and schedules. Customers can deliver complex programs with the highest quality and capabilities, on time and on budget.

•	Mercury Project Management enables collaborative project management for both repetitive projects, such as installing a new release of an HRMS application, and one-time projects, such as developing a new e-commerce capability. It allows customers to accelerate project delivery while reducing project costs.

•	Mercury Change Management is used to plan, package, release, and deploy changes to customers’ applications portfolios. It delivers best practice software change management processes across platforms (mainframe, UNIX, NT, Linux), databases (Oracle, DBZ, SQL server, Sybase), types of change (code, configurations, content), environments (Java, C, C++, COBOL, XML, HTML), or applications (Oracle, PeopleSoft, SAP, Siebel, custom, legacy).

•	Mercury IT Service Management Accelerator provides a set of ITIL service management processes with built-in corporate internal controls based on COBiT control objectives.

Mercury BTO Services

Mercury BTO Services provides a wide range of professional and educational services as well as customer support offerings that enable global partners and customers to implement, customize, manage, and extend our BTO offerings. Many of our software offerings are available as a managed service over the Internet—giving customers the flexibility of choosing to deploy Mercury software in-house and/or outsource to us.

Mercury Professional and Educational Services

Our professional services organization offers the expertise, knowledge, and practices to help the customer implement an enterprise-wide BTO strategy. We help the customer measure the quality of their applications and automated business processes from a business perspective, maximize technology and business performance at each stage of the application lifecycle, and use effective governance strategies to manage IT operations for continuous improvement. Post-sales support is provided by our professional services organization through training and consulting engagements. Our educational services provide a comprehensive curriculum for all of our products, using different methods of delivery at multiple locations in the U.S. and worldwide. Customers must take rigorous certifications to obtain “Mercury Certified Product Consultant” and “Mercury Certified Instructor” titles. As of December 31, 2005, our professional and educational services organization consisted of 279 employees.

Mercury Customer Support

Our customer support organization provides post-sales support through renewable maintenance contracts. These contracts provide for technical support and software upgrades on an “if and when available” basis. Our customer support organization offers different customer support programs to suit varying needs of our global customers. Our development teams in Israel serve as an extension of our customer support organization to assist when local support centers are unable to solve a problem. We believe that a strong customer support organization is integral to both the initial marketing of our products and maintenance of customer satisfaction, which in turn enhances our brand and improves opportunity for repeat orders. In addition, customer feedback received through our ongoing support function provides us with information on market trends and customer requirements that are strategic to ongoing product development efforts. As of December 31, 2005, our customer support organization consisted of 286 employees.

Mercury Managed Services

Our managed services offerings are a critical part of our strategy to deliver rapid time-to-value for our customers. These services offer customers the choice to run our software in-house or have us provide them with an outsourced offering. By deploying our software as a service over the Internet, our managed services help our customers rapidly derive more value from their IT investments while minimizing costs and risks. Our managed services provide an infrastructure that consists of server farms, a robust infrastructure for managing data, and more than 300 agent machines located in more than 80 locations around the world. In addition, to help customers be successful in implementing our BTO products, our managed services can be augmented with on-going knowledge transfer from our professional services. We believe that offering our customers the choice of whether to run our software internally or have us provide it as a managed service is a significant competitive advantage over vendors who only offer one option. As of December 31, 2005, our managed services organization consisted of 135 employees.

From time to time, certain products and services discussed above may be offered as combined offerings to meet a customer’s specific needs or to position us in a specific market segment.

Research and Development

Since our inception in 1989, we have made significant investments in research and product development. We believe our success will depend in large part on our ability to maintain and enhance our current product lines, develop new products and solutions, maintain technological competitiveness, extend our technological leadership, and meet changing customer requirements. Our research and development organization maintains relationships with third-party software vendors and with many major hardware vendors on whose platforms our products operate.

Our primary research and development facility is located near Tel Aviv, Israel. Performing research and development in Israel offers a lower cost structure than the U.S. and has also allowed us to receive tax incentives from the government of Israel (see Note 12 to the consolidated financial statements for additional information regarding our income tax provision). We also had engineering facilities in Boulder, Colorado; Bellevue, Washington; and Mountain View, California as of December 31, 2005.

For the years ended December 31, 2005, 2004, and 2003, we incurred $83.7 million, $82.1 million, and $73.1 million in research and development expenses, including stock-based compensation expense (benefit) of $(1.5) million, $8.2 million, and $16.4 million, respectively. As of December 31, 2005, our research and development organization consisted of 653 employees.

Sales, Marketing, and Alliance Partners

Sales

We employ highly skilled enterprise sales professionals and systems engineers to understand our customers’ needs and to explain and demonstrate the value of our products and services. We sell our products primarily through our direct sales organization, which is supported by our pre-sales systems engineers. Our sales organization also includes our inside corporate sales professionals, who are primarily responsible for smaller transactions with existing customers. As of December 31, 2005, our sales organization consisted of 944 employees.

Our subsidiaries and branches operate sales and support offices in the Americas; Europe, the Middle East and Africa (EMEA); Asia Pacific (APAC); and Japan. As of December 31, 2005, Americas included Brazil, Canada, Mexico, and the United States of America; EMEA included Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom; and APAC included Australia, China, Hong Kong, India, Korea, and Singapore.

Marketing

Our marketing organization is primarily responsible for aligning the needs of our customers and partners with our BTO strategy, building the value of the Mercury brand, marketing our product and service offerings, differentiating us from competitors, and enabling our global channel to sell and service our customers. Our marketing activities include integrated marketing campaigns, BTO executive summits, business and trade press tours, industry analyst briefings, global advertising, and lead generation campaigns targeted at senior IT executives. Marketing activities included direct mailings to customers and prospects, as well as attendance and sponsorship at strategic industry events and tradeshows. We also share BTO best practices with partners, existing customers and prospects through a series of events, publications, and hosting a series of Internet seminars. These activities are designed to familiarize the market with the capabilities of BTO and Mercury Optimization Center offerings. As of December 31, 2005, our marketing organization consisted of 176 employees.

Alliance Partners

We work with a wide range of partners around the world. Our strategy is to partner with global software vendors, systems integrators, and hardware and software vendors to provide our customers with a wide breadth and depth of leading software and services to get the most value out of their initiatives. These companies include:

•	global software vendors that provide enterprise applications, such as Oracle and SAP AG; and

•	major systems integrators, including BearingPoint, Deloitte Consulting LLP, and Electronic Data Systems (EDS).

We derive a portion of our business from sales of our products through our alliance partners. We normally pay our alliance partners through our channel business in the form of a discount or a fee for the referral of business, which is netted against the revenue we recognize.

Licensing, Pricing, Deferred Revenue, and Seasonality

We license our software to customers under non-exclusive license agreements on either subscription, perpetual, or multiple year term bases that generally restrict use of the products to internal purposes at a specified site. We typically license software products to either allow up to a set number of users to access the software on a network at any one time, using any workstation attached to that network, or to allow use of the software on designated computers or workstations. In addition, our managed services, application management products, and some application delivery and IT governance products are licensed and priced based on usage, such as the number of transactions monitored, number of virtual users emulated per day, or period of usage.

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

We recognize revenue ratably for subscription contracts whose terms generally range from a period of one to three years. Revenue recognized from these contracts was $187.6 million, $152.2 million, and $98.8 million for the years ended December 31, 2005, 2004, and 2003, respectively. Our total deferred revenue balance was $464.9 million at December 31, 2005. This includes deferred revenue associated with (a) license fees that have been billed but were not recognizable as revenue at that time; (b) subscription contracts; and (c) maintenance contracts for which revenue is recognized ratably over the term of the maintenance period. We expect $92.7 million of this balance to be recognized as revenue in periods after 2006.

We do not have any sales contracts that obligate our customers to buy any material products or services over future periods other than those sales recorded as either revenues or deferred revenues.

We have experienced seasonality in our orders and revenues which may result in seasonality in our earnings. The fourth quarter of the year typically has the highest orders and revenues for the year and higher orders and revenues than the first quarter of the following year. We believe that this seasonality results primarily from our customers’ budgeting cycles, which are typically higher in the third and fourth fiscal quarters, from our application management and application delivery businesses being typically strongest in the fourth fiscal quarter and weakest in the first fiscal quarter, and to a lesser extent, from the structure of our sales commission program. We expect this seasonality to continue in the future.

Financial Information About Geographical Areas

Financial information about geographical areas is included in Note 17 to the consolidated financial statements.

Competition

We believe we compete favorably in each of the key components of BTO. However, the market for our business technology optimization products and services is extremely competitive, dynamic, and subject to frequent technological change. There are few substantial barriers of entry in our market. The Internet has further reduced these barriers of entry, allowing other companies to compete with us in our markets. As a result of increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of current and potential customers and to new technological and market opportunities before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

In the market for application delivery solutions, our principal competitors include Compuware, Empirix, IBM Software Group, Parasoft, Worksoft, and Segue Software. In the new and rapidly changing market for application management solutions, our principal competitors include BMC Software, Computer Associates (including its Wily Technology division), Compuware, HP OpenView (a division of Hewlett-Packard), Keynote Systems, Segue Software and Tivoli (a division of IBM). In the market for IT governance solutions, our principal competitors include enterprise application vendors such as SAP AG, Oracle, Lawson, and Compuware (with its acquisition of Changepoint), as well as point tool vendors such as Computer Associates (with its acquisition of Niku) and Primavera.

We believe the principal competitive factors affecting our market are:

•	price and cost effectiveness;

•	product functionality;

•	product performance, including scalability and reliability;

•	quality of support and service;

•	company reputation;

•	depth and breadth of BTO offerings;

•	research and development leadership;

•	financial stability; and

•	global capabilities.

Although we believe our products and services currently compete favorably with respect to these factors, the markets for application management, application delivery, and IT governance are new and rapidly evolving. We may not be able to maintain our competitive position, which could lead to a decrease in our revenues and adversely affect our results of operations. The software industry is increasingly experiencing consolidation and this could increase the resources available to our competitors and the scope of their product offerings. For example, our former IT governance competitor, PeopleSoft, was acquired by Oracle, which has substantially greater financial and other resources than we have. Our competitors and potential competitors may develop more advanced technology, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, or make more attractive offers to distribution partners and to employees. We anticipate the market for our software and services will become increasingly more competitive over time.

Patents, Trademarks, and Licenses

We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect proprietary rights in our products and services. The source code for our products is protected both as a trade secret and as an unpublished copyrighted work. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization. In addition, the laws of various countries in which our products are sold may not protect our products and intellectual property rights to the same extent as the laws of the U.S. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

We rely on software we license from third parties for certain components of our products and services. In the future, we may license other third party technologies to enhance our products and services and meet evolving customer needs. The failure to license any necessary technology or maintain our existing licenses could result in reduced demand for our products.

Because the software industry is characterized by rapid technological change, we believe factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

As of December 31, 2005, we have been granted or own by assignment 32 patents, of which 29 were issued in the United States, and have 8 patent applications on file with the United States Patent and Trademark Office (including continuation and divisional applications) for elements contained in our products and services. Once granted, we expect the duration of each patent to be up to 20 years from the effective date of filing of the applications. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that any of our pending patent applications will be allowed, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technologies or design around any of our patents. We do not believe we are significantly dependent on any of our patents as we do not generally license our patents to other companies and do not receive any revenue as a direct result of our patents.

Although we believe our products and services and other proprietary rights do not infringe upon the proprietary rights of third parties, third parties may assert intellectual property infringement claims against us in the future. Any such claims may result in costly, time-consuming litigation and may require us to enter into royalty or cross-license arrangements.

Personnel

As of December 31, 2005, we had a total of 2,854 employees, of which 1,390 were based in the Americas and 1,464 were based outside the Americas. Of the total, 1,120 were engaged in marketing and selling, 700 were in services and support, 653 were in research and development, and 381 were in general and administrative functions. Our success depends in significant part upon the performance of our senior management and certain key employees. Competition for highly skilled employees, including sales, technical, and management personnel, is strong in the software and technology industry. We may not be able to recruit and retain key sales, technical, and managerial employees. Our failure to attract, assimilate, or retain highly qualified sales, technical, and managerial personnel could seriously harm our business. Additionally, during 2005, we had changes in the roles, responsibilities, and personnel in our executive management. Any failures of our executive team to adapt and change to these new roles and responsibilities could have an adverse effect on our business. None of our employees are represented by a labor union, we have never experienced any work stoppages, and we believe our employee relations are in good standing.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act). Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy, and information statements and other information regarding issuers that file electronically.

You can access financial and other information on our website at http://www.mercury.com/us/company/ir/. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 1A.	Risk Factors

In addition to the other information included in this Annual Report on Form 10-K, you should carefully consider the risks described below before deciding to invest in us or maintain or increase your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem not significant may also affect our business operations. If any of these risks actually occur, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Related to the Proposed Acquisition by Hewlett-Packard Company

Our business and results of operations are likely to be affected by our announced acquisition by Hewlett-Packard Company (HP). On July 25, 2006, we entered into an Agreement and Plan of Merger (the Merger Agreement) with HP and Mars Landing Corporation, a wholly-owned subsidiary of HP (Merger Sub). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on August 17, 2006, Merger Sub commenced a cash tender offer (the Offer) for all of the issued and outstanding shares of our common stock, par value of $0.002 per share, at a purchase price of $52.00 per share (the Offer Price). As soon as practicable after the consummation of the Offer, Merger Sub will merge with and into us (the Merger) and we will become a wholly-owned subsidiary of HP. In the merger, the remaining stockholders of Mercury, other than such stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be entitled to receive the Offer Price per share. The announcement of the acquisition could have an adverse effect on our revenue in the near term if customers delay, defer or cancel purchases pending consummation of the planned acquisition. Although we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our products or services due to uncertainty about the direction of the combined company’s product offerings and its support and service of existing products. To the extent that our announcement of the acquisition creates uncertainty among customers such that one large customer, or a significant number of smaller customers, delay purchase decisions pending consummation of the planned acquisition, our results of operations could be negatively affected. Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with customers, suppliers, resellers and others. In addition, our quarterly results of operations could be below the expectations of market analysts, which could cause a decline in our stock price. Finally, activities relating to the acquisition and related uncertainties could divert our management’s and our employees’ attention from our day-to-day business, cause disruptions among our relationships with customers and business partners, and cause employees to seek alternative employment, all of which could detract from our ability to generate revenue and control costs.

If the conditions to the proposed acquisition by HP set forth in the Merger Agreement are not met, the acquisition may not occur. The obligation of Merger Sub to accept for payment and pay for the shares tendered in the Offer is subject to a number of conditions described in the Merger Agreement, including among others, the receipt of various material antitrust or merger control approvals. In addition, HP’s acceptance of the tendered shares is subject to HP’s ownership, following such acceptance, of at least a majority of all then-outstanding shares of our common stock. The closing of the merger is also subject to customary closing conditions, and, depending on the number of shares held by HP after its acceptance of the shares properly tendered in connection with the Offer, approval of the merger by the holders of the Company’s outstanding shares remaining after the completion of the offer also may be required. These conditions are set forth in detail in the Merger Agreement, which we have previously filed with the Securities and Exchange Commission. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the proposed merger will not occur or will be delayed, and the market price of common stock could decline.

Failure to complete the proposed acquisition by HP would negatively affect our future business and operations. If the sale of Mercury to HP is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	activities relating to the acquisition and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the acquisition does not occur;

•	the market price of our common stock could decline following an announcement that the acquisition has been abandoned;

•	we could be required to pay HP a termination fee of $170.0 million under the circumstances described in the Merger Agreement;

•	we would remain liable for our costs related to the acquisition, such as legal and accounting fees and a portion of our investment banking fees;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures;

•	we may not be able to retain key employees; and

•	we may not be able to maintain effective internal control over financial reporting due to employee departures.

In addition to the above risks, our recent announcement of the proposed sale of Mercury to HP may intensify the risks set forth below.

Risk Related to the Restatement of Our Prior Financial Results

The Special Committee investigation, our internal review of our historical financial statements, the restatement of our consolidated financial statements, investigations by the SEC and related events have had, and will continue to have, a material adverse effect on us. In November 2004, the Company was contacted by the SEC as part of an informal inquiry entitled In the Matter of Certain Option Grants (SEC File No. MHO-9858) which was converted to a formal proceeding in the fall of 2005. In June 2005, we formed a Special Committee of disinterested directors to investigate and address the Company’s past stock option practices. In August 2005, the Special Committee concluded that the actual dates of determination for certain past stock option grants differed from the originally stated grant dates for such awards. Because the prices at the originally stated grant dates were lower than the prices on the actual dates of the determination, we determined we should have recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued financial statements. Therefore, our Board of Directors concluded that our previously issued unaudited interim and audited annual consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, as well as the unaudited interim financial statements for the first quarter ended March 31, 2005, should no longer be relied upon because these financial statements contained misstatements and would need to be restated.

On November 2, 2005, we announced that the Special Committee had made certain determinations as a result of its review and that our Board of Directors had accepted the resignations of our then CEO, CFO and General Counsel (Prior Management). In November 2005, following the resignation of Prior Management, our Board of Directors expanded the mandate of the Special Committee. The Special Committee was requested to work in conjunction with the Company to conduct a supplemental review of the principal financial reporting control areas of the Company and the key individuals functioning in these areas during the relevant time periods. The purpose of the supplemental review was to determine whether the work previously performed by the Company could be relied upon with respect to matters other than the stock option related matters that were the subject of the Special Committee’s initial efforts (Recertification Procedures). As a result of the Special Committee’s investigation and Recertification Procedures, as well as our internal review of our historical financial statements, we have restated our financial statements for the three years ended December 31, 2004, and for the first quarter ended March 31, 2005. The restated financial information, the changes made from the applicable originally filed financial information, and a summary of findings made by the Special Committee and our review, are contained in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2004, and our Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005.

As a result of the events described above, we have become subject to the following significant risks, each of which is described in more detail below. Each of these risks could have a material adverse effect on our business, financial condition and results of operations:

•

we are subject to an ongoing investigation by the SEC which has required significant management time and attention and caused us to incur significant accounting and legal expense and which could require us to pay substantial fines or other penalties. In addition, there are material proceedings against our directors and officers, as individuals, and Dr. Kohavi, Mr. Shamir, and Dr. Yaron have each received “Wells” notices from the SEC. See Note 18 “Subsequent Events” to the Notes to Consolidated Financial Statements;

•	we are subject to significant pending civil litigation, including shareholder class actions lawsuits and derivative claims made on behalf of us, the defense of which will require us to devote significant management attention and to incur significant legal expense and which litigation, if decided against us, could require us to pay substantial judgments, settlements or other penalties;

•	we are subject to the risk of additional litigation and regulatory proceedings or actions;

•	our restatement, related litigation, and related restructuring of our 4.75% Convertible Subordinated Notes due 2007 and Zero Coupon Senior Convertible Notes due 2008 (together, the “Notes”) could result in substantial expenses and adversely affect our cash flows, and we may be unable to generate sufficient cash from operations as such expenses arise;

•	many members of our senior management team and our Board of Directors have been and will be required to devote a significant amount of time on matters relating to the continuing SEC investigation, the restatement, our outstanding periodic reports, remedial efforts and related litigation;

•	we may be unable to effectively implement our plan to remediate the material weaknesses disclosed in Item 9A, “Controls and Procedures”;

•	we have been unable to remain current with the filing of our periodic reports with the SEC and our efforts to become current will require substantial management time and attention as well as additional accounting and legal expense;

•	as a result of the restatement and the delayed filing of our periodic reports, we were delisted from NASDAQ in January 2006 and there can be no assurance that we will be able to obtain listing of our common stock on a national securities exchange; and

•	we face challenges in hiring and retaining qualified personnel due to the restatement, the related SEC and internal investigations and delisting from NASDAQ.

We cannot predict the outcome of the SEC’s formal investigation of our past stock option practices. The investigation has required, and may continue to require, significant management time and attention, as well as additional accounting and legal expense, and could result in civil and/or criminal actions seeking, among other things, injunctive and monetary relief from Mercury. The SEC’s formal investigation of our past stock option practices is ongoing. We continue to fully cooperate with the SEC and have provided the staff with extensive documentation relating to the Special Committee’s investigation and our internal review of our historical financial statements. The SEC investigation and requests for information have required significant management attention and resources. The period of time necessary to resolve the SEC investigation is uncertain, and these matters could require significant additional attention and resources which could otherwise be devoted to the operation of our business. We have incurred substantial expenses with third parties for legal, accounting, tax and other professional services in connection with these matters and expect to continue to incur significant expenses in the future, which may adversely affect our results of operations and cash flows. On September 28, 2006, we announced that we had proposed a settlement to the staff of the SEC, which the staff has agreed to recommend to the SEC, to conclude for us the matters arising from the formal SEC investigation. We have proposed to pay a $35.0 million civil penalty and to consent to the entry of a final judgment by a federal court permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. The proposed settlement is contingent on the review and approval of final documentation by us and the staff of the SEC, and is subject to final approval by the SEC. We have expensed the amount as “Costs of restatement and related legal activities” in our consolidated statement of operations against “Accrued and other liabilities” in our consolidated balance sheets for the year ended December 31, 2005. As provided in the Merger Agreement with us, Hewlett-Packard has consented to the settlement offer and will also be required to approve the final settlement documentation. We continue to cooperate with the SEC and other government agencies regarding this matter. There can be no assurance that our efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and we cannot predict the timing or the final terms of any settlement.

We have been named as a party to several class action and derivative action lawsuits arising from the Special Committee investigation and related restatements, and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition and results of operations. In connection with the Special Committee investigation and related restatements of our historical financial statements, a number of securities class action complaints were filed on behalf of a class of our stockholders against us and certain of our current and former officers and directors, and a number of derivative actions were also filed against certain current and former directors and officers of the Company. See Item 3 “Legal Proceedings” of this report.

The amount of time to resolve these lawsuits is unpredictable, and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, financial condition and results of operations. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition and results of operations.

Our insurance coverage may not be sufficient to cover our total liabilities in any of these actions. In addition, we may be obligated to indemnify (and advance legal expenses to) former or current directors, officers or employees in accordance with the terms of our certificate of incorporation, bylaws, other applicable agreements, and Delaware law. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the underwriters of our directors and officers insurance policy may seek to rescind or otherwise deny coverage in some or all of these matters, in which case we may have to self-fund the indemnification amounts owed to such directors and officers.

We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the Special Committee investigation and related restatements. We have been responding to inquiries and providing information and documents related to stock option matters to the Internal Revenue Service and the United States Department of Justice. We have provided information related to findings with tax implications to the Internal Revenue Service, and are presently discussing possible settlement terms. We are also cooperating fully with the Department of Justice and intend to continue to do so. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or foreign regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the Special Committee investigation and the restatement of our prior period financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations.

Our restatement, related litigation, and related restructuring of our Notes could result in substantial expenses and adversely affect our cash flows, and failure to generate sufficient cash as such expenses arise may adversely affect our business, financial condition, and results of operations. We have incurred substantial expenses with third parties for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our internal review of our historical financial statements, the preparation of the restated financial statements, the SEC investigation and inquiries from other government agencies, the related class action and derivative litigation, and the amendments to the terms of our Notes as a result of our failure to timely file our Exchange Act reports with the SEC and the trustee for the Notes. During the year ended December 31, 2005, we incurred $84.0 million of expenses related to these activities, including a proposed settlement of $35.0 million to the SEC, and we estimate that we incurred approximately $23.3 million of expenses related to these activities in the six months ended June 30, 2006. We expect to continue to incur significant expenses in connection with these matters. Under the amendments to the terms of our Notes, if the put options granted to the holders of both series of Notes are exercised, we will be required to pay the face value of the Notes and an additional $36.3 million to the holders of the Zero Coupon Senior Convertible Notes due 2008 (2003 Notes) on October 31, 2006 or November 30, 2006 and $3.9 million to the holders of the 4.75% Convertible Subordinated Notes due 2007 (2000 Notes) on March 1, 2007. In addition, in October 2005 we paid $7.1 million, in consideration for the waiver we obtained at that time, to the holders of the 2000 Notes. For further information about our Notes, see “—Leverage and debt service obligations for $800.0 million in outstanding Notes may adversely affect our cash flow and financial position.”

We estimate that our available cash and cash flow from operations will be adequate to fund our operations and service our debt for at least the next twelve months. However, any settlement of the SEC investigation, the pending class action and derivative claims and potential taxes owed to the Internal Revenue Service, and the costs of becoming current with our periodic reports, will cause us to incur substantial expenses and could adversely affect our cash and cash flow from operations. If these expenses are of such significance that we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative funding on commercially reasonable terms, or at all. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse results of operations or to fund capital expenditures or increased working capital requirements would be significantly reduced.

Many members of our senior management team and our Board of Directors have been and will be required to devote a significant amount of time on matters relating to the continuing SEC investigation, the restatement, our outstanding periodic reports remedial efforts and related litigation. Our senior management team and our Board of Directors have devoted a significant amount of time on matters relating to the continuing SEC investigation, the restatement, our outstanding periodic reports, remedial efforts and related litigation. In addition, certain members of our senior management team and our Board of Directors are named defendants in a number of lawsuits alleging violations of federal securities laws related to the SEC investigation and restatement. Defending these actions may require significant time and attention from members of our current senior management team and our Board of Directors. If our senior management is unable to devote a significant amount of time in the future developing and attaining our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

In addition, on June 23, 2006, the SEC Staff, as part of the “Wells” process by which the SEC Staff affords individuals and companies the opportunity to present their views regarding potential action by the SEC, advised counsel for directors Igal Kohavi, Yair Shamir and Giora Yaron that the SEC Staff is considering recommending that the Commission file a civil enforcement proceeding against each of these directors under applicable provisions of the federal securities laws. If charges are brought, the SEC may seek a permanent injunction against further violations of the securities laws, an order permanently barring these directors from serving as officers or directors of any SEC registered company (including Mercury Interactive), and civil monetary penalties. The charges under consideration would allege that each of these directors knew or should have known about the manipulation of grant dates and that each knew, or was reckless in not knowing, the impact that option backdating would have on our financial results. The directors have filed a Wells submission arguing that they did not violate the federal securities laws, that they did not participate in or know of option backdating, and that the charges under consideration are legally and factually without basis. Former officers are likely to receive or have received similar Wells notices. As described above, the formal SEC investigation of the Company is continuing. In light of the Wells notice, the aforementioned directors offered to withdraw from their respective positions on the applicable committees of the Company’s Board of Directors, and the Board accepted that offer.

We may be unable to effectively implement our plan to remediate the material weaknesses which have been identified in our internal controls and procedures. As described in more detail in Item 9A, our internal investigation and the investigation conducted by the Special Committee identified material weaknesses in our internal controls and procedures. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management is committed to remediating the material weaknesses identified in Item 9A by implementing changes to the Company’s internal control over financial reporting. Management, along with our Board of Directors, has implemented, or is in the process of implementing, a number of changes to the Company’s internal control systems and procedures which are described in detail in Item 9A. However, no assurance can be given that we will be able to successfully implement our revised internal controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified material weaknesses in our prior controls and procedures. In addition, we may be required to hire additional employees to help implement these changes, and may experience higher than anticipated capital expenditures and operating expenses during the implementation of these changes and thereafter. If we are unable to implement these changes effectively or if other material weaknesses develop and we are unable to effectively address these matters, there could be a material adverse effect on our business, financial condition and results of operations.

We have been unable to remain current with the filing of our periodic reports with the SEC, and our efforts to become current may require substantial management time and attention as well as additional accounting and legal expense. As a result of our restatement we experienced significant delays in the filing of our periodic reports, and following the filing of this Annual Report on Form 10-K, we may need to file our now delinquent quarterly reports on Form 10-Q for the second and third quarters of 2005 and the first and second quarters of 2006. Should those filings be required, the completion of these outstanding reports will require substantial management time and attention as well as additional accounting and legal expense. In addition, if we are unable to become current with our filings with the SEC, we may face several adverse consequences. If we are unable to remain current with our filings with the SEC, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and will not be able to make offerings pursuant to existing registration statements pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” We also will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. These restrictions could adversely affect our business, financial condition and results of operations.

We may be unable to obtain listing of our common stock on a national securities exchange. As a result of the restatement and the delayed filing of our periodic reports with the SEC, we were unable to comply with the listing standards of The NASDAQ National Market and were delisted from NASDAQ in January 2006. Following the filing of this annual report on Form 10-K for the year ended December 31, 2005, we may be required to file now delinquent quarterly reports on Form 10-Q for the second and third quarters of 2005 and the first and second quarters of 2006. We likely will not apply to relist our common stock on a national securities exchange until at the earliest the first quarter of 2007. There can be no assurance that we will be able to obtain listing of our common stock on a national securities exchange. If we are not successful in listing our common stock on a national securities exchange, the price of our common stock may be adversely affected.

We face challenges in hiring and retaining qualified personnel due to the restatement, the related SEC and internal investigations and delisting from NASDAQ. We depend on our employees and on our ability to attract and retain highly qualified personnel. Given the lengthy restatement process, the related SEC and internal investigations and the delisting of our common stock from NASDAQ, it has become more difficult to retain key personnel, including members of our finance team. In addition, we began to experience a higher attrition rate in the fourth quarter of 2005, which continued through the first six months of 2006. Our inability to hire qualified personnel and retain existing key personnel has disrupted, and may continue to disrupt, our ability to effectively manage our business and to complete our outstanding periodic reports. In addition, the loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect our ability to sell, our products.

Risks Related To Our Business

We are experiencing slower growth in revenues and new orders which could cause our stock price to decline. In the past, we have been able to report significant growth in revenues and new orders. However, our revenues and orders grew at a slower rate in 2005. Our total revenues grew 23% from the year ended December 31, 2004 to 2005 and 36% from the year ended December 31, 2003 to 2004. Accordingly, investors should not rely on the results of any prior quarterly or annual periods as an indication of our future performance. In addition, growth of our revenues from sales of our products in certain regions, such as EMEA and APAC, has slowed and we anticipate such slower growth to continue. International revenues for the year ended December 31, 2005 increased 23%, compared to a 40% increase in the year ended December 31, 2004. If we are unable to accelerate growth of our revenues and orders, or to accelerate our growth in certain regions, our stock price could decline.

We expect our quarterly revenue and results of operations to fluctuate, and it is difficult to predict our future revenue and results of operations. Our revenue and results of operations have varied in the past and are likely to vary significantly from quarter to quarter in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

•	fluctuations in demand for, and sales of, our products and services;

•	fluctuations in the number of large orders in a quarter, including changes in the length of term and subscription licenses;

•	changes in the mix of perpetual, term, or subscription licenses, or other products or services sold in a quarter;

•	the mix of our domestic and international sales, together with fluctuations in foreign currency exchange rates;

•	our success in developing and introducing new products and services, the timing of new product and service introductions, and order realization;

•	our ability to keep a sales force organization with an adequate number of sales and services personnel;

•	our ability to introduce enhancements to our existing products and services in a timely manner;

•	changes in economic conditions affecting our customers or our industry;

•	uncertainties related to the integration of products, services, employees, and operations of acquired companies;

•	the introduction of new or enhanced products and services by our competitors and changes in the pricing policies of these competitors;

•	the discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business;

•	deferrals by our customers of orders in anticipation of new products or services or product enhancements; and

•	our continuing relationships with alliance partners.

In addition, the timing of our software product revenues is difficult to predict and can vary substantially from product to product and customer to customer. We base our operating expenses on our expectations of future revenue levels. The timing of larger orders and customer buying patterns are difficult to forecast, and therefore we may not learn of shortfalls in revenue or earnings or other failures to meet market expectations until late in a particular quarter.

We have experienced seasonality in our orders and revenues which may result in seasonality in our earnings. The fourth quarter of the year typically has the highest orders and revenues for the year and higher orders and revenues than the first quarter of the following year. We believe that this seasonality results primarily from our customers’ budgeting cycles being typically higher in the third and fourth quarters, from our application management and application delivery businesses being typically strongest in the fourth fiscal quarter and weakest in the first fiscal quarter, and to a lesser extent, from the structure of our sales commission program. We expect this seasonality to continue in the future.

Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. If our results of operations are below the expectations of investors or securities analysts, the market price of our common stock could decline and you could lose all or part of your investment.

Our increasing efforts to sell enterprise-wide software products and services could expose us to revenue variations and higher operating costs. We increasingly focus our efforts on sales of enterprise-wide solutions, which consist of our Mercury Optimization Centers offerings and related professional and managed services, in addition to the sale of component products. As a result, each sale requires substantial time and effort from our sales and support staff as well as involvement by our professional services and managed services organizations and our systems integrator partners. Large individual sales, or even small delays in customer orders, can cause significant variation in our revenues and adversely affect our results of operations for a particular period. An increasing portion of our revenues has been derived from large orders, generally with a value of greater than $1.0 million, as we focus our efforts on sales of enterprise-wide solutions. If we cannot generate a sufficient number of large customer orders or if customers delay or cancel such orders in a particular quarter, our revenues and results of operations may be adversely affected. Moreover, a substantial portion of our orders, particularly our larger transactions, are typically received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. We may not learn of revenue shortfalls as a result of any delay in the completion, or any cancellation, of a large order until very late in the quarter, and possibly on the final day or days of the quarter. Not only could any delays or cancellations of large orders adversely affect our revenues, any resulting shortfalls could adversely affect our results of operations because they may occur after it is too late to reduce expenses for that quarter. Accordingly, if our results of operations are below the expectations of investors or securities analysts, the market price of our common stock could decline and you could lose all or part of your investment.

Our revenue targets are dependent on a projected mix of orders in a particular quarter and any failure to achieve revenue targets because of a shift in the mix of orders could adversely affect our quarterly revenue and results of operations. Our product revenues in any given quarter are dependent upon the volume of perpetual license orders delivered during the current quarter, the amount of subscription revenue amortized from deferred revenue from prior quarters and, to a small degree, revenue recognized on subscription orders received during the current quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of perpetual licenses and subscription licenses. The mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders, but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or we may exceed them (if we deliver more-than-expected perpetual licenses). If we achieve the target license mix, but the overall level of orders is below the target level, then we may not meet our revenue targets which may adversely affect our results of operations. Conversely, if our overall level of orders is below the target level but our license mix is above our targets (if we deliver more-than-expected perpetual licenses), our revenues may still meet or even exceed our revenue targets. Furthermore, if a perpetual license is sold within the same timeframe as a subscription based license to the same customer, then the two generally become bundled together and are recognized ratably over the term of the contract. This shift may cause us to experience a decrease in recognized revenue in a given period, as well as continued growth of deferred revenue. In addition, while subscription and term based licenses represent a potential source of renewable license revenue, there is also the risk that customers will not renew their licenses at the end of a term.

Our international sales and operations subject us to risks that could adversely affect our revenue and results of operations. International sales have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. As a percentage of our total revenues, international revenues were 40% for both of the years ended December 31, 2005 and 2004. We face risks associated with our international operations, including:

•	changes in foreign currency exchange rates;

•	changes in tax laws and regulatory requirements;

•	difficulties in staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	the need to localize products for sale in international markets;

•	longer payment cycles to collect accounts receivable in some countries;

•	seasonal reductions in business activity in other parts of the world in which we operate;

•	geographical turmoil, including terrorism and wars;

•	country or regional political and economic instability;

•	economic downturns in international markets; and

•	the possibility of restrictions on repatriation of earnings or capital from foreign countries.

Any of these risks could harm our international operations and reduce our international sales. For example, some countries in Europe, the Middle East, and Africa already have laws and regulations related to technologies used on the Internet that are more strict than those currently in force in the U.S. Any or all of these factors could cause our business and results of operations to be harmed.

In addition, as part of our efforts to improve our results of operations in Europe, we are in the process of rebuilding our sales organization in Europe. We may not be able to successfully integrate our new personnel into our business, and we cannot provide any assurance that our efforts to improve our results of operations in Europe will be successful.

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

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed. Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act of 2002, requires an effective planning and management system and process. We will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have licensed software from SAP AG and have begun a process to expand and upgrade our operational and financial systems. Any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record, and report financial and management information on a timely and accurate basis. In addition, as we add functionality, new problems that we have not foreseen could arise. Such problems could adversely affect our ability to do the following in a timely manner: provide quotes; process customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and affect our ability to manage our business. Accordingly, our results of operations, cash flows, and stock price could be negatively affected.

If we are unable to manage rapid changes, our results of operations could be adversely affected. We have, in the past, experienced significant growth in employees and the number of our product and service offerings and we believe this growth may continue. This growth has placed a significant strain on our management and our financial, operational, marketing, and sales systems. We are implementing and plan to implement in the future a variety of new or expanded business and financial systems, procedures, and controls, including the improvement of our sales and customer support systems. The implementation of these systems, procedures, and controls may not be completed successfully, or may disrupt our operations or our data may not be transitioned properly. Any failure by us to properly manage these transitions could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan.

We have also in the past experienced reductions in revenue that required us to rapidly reduce costs. If we fail to reduce staffing levels when necessary, our costs would be excessive and our business and results of operations could be adversely affected.

The success of our business depends on the efforts and abilities of our senior management and other key personnel, many of whom are new to Mercury or their positions with Mercury. We depend on the continued services and performance of our senior management and other key personnel. The loss of any of our executive officers or other key employees could hurt our business. The loss of senior personnel can result in significant disruption to our ongoing operations, and new senior personnel must spend a significant amount of time learning our business and our systems in addition to performing their regular duties. Additionally, our inability to attract new senior executives and key personnel could significantly affect our business results.

Many of the individuals that comprise our senior management team are new to Mercury or to their positions with Mercury. On November 2, 2005, we announced that Amnon Landan (our former chief executive officer and chairman of our Board of Directors), Douglas Smith (our former executive vice president and chief financial officer), and Susan Skaer (our former vice president and general counsel) had each resigned from the Company. On that same date, we also announced that our Board of Directors had named Anthony Zingale as chief executive officer, David Murphy as chief financial officer and Giora Yaron as chairman of our Board of Directors, all of whom were existing officers or directors of Mercury, but who took on additional roles and responsibilities within Mercury as a result of such appointments. In addition, during the past year, we have hired a number of new members of our senior management team, including in our finance and legal departments, and added two additional independent members to our Board of Directors. If we are unable to successfully integrate the new members of our senior management team, there may be a material adverse effect on our business, financial condition and results of operations.

Because our research and development operations are primarily located in Israel, we may be affected by volatile political, economic, and military conditions in that country and by restrictions imposed by that country on the transfer of technology. Our research and development operations are primarily located in Israel, and these operations depend on the availability of highly skilled scientific and technical personnel in Israel. Our business also depends on trading relationships between Israel and other countries. In addition to the risks associated with international sales and operations generally, our operations could be adversely affected if major hostilities involving Israel should occur or if trade between Israel and its current trading partners were interrupted or curtailed.

These risks are compounded due to the restrictions on our ability to manufacture or transfer outside of Israel any technology arising from research and development grants from the government of Israel without the prior written consent of the government of Israel. If we are unable to obtain the consent of the government of Israel, we may not be able to take advantage of strategic manufacturing and other opportunities outside of Israel. Even if we were able to obtain the consent of the government of Israel, there may be significant costs associated with transferring such technology or manufacturing outside of Israel.

We may be unable to repatriate funds from our non-U.S. subsidiaries without incurring significant taxation. During December 2005, we repatriated $500.0 million from our Israeli subsidiary under the American Jobs Creation Act of 2004. This was a one-time repatriation, and we do not expect to repatriate any additional funds in 2006. The repatriation is subject to taxes of approximately $117.5 million for Israeli taxes, approximately $20.6 million for U.S. federal taxes, (which is a one-time tax incentive) and approximately $3.2 million for state taxes in accordance with tax laws existing at the time. We are currently under negotiations with the Israeli government in an attempt to obtain approval to reduce a portion of the Israeli taxes. However, the likelihood that we will be successful in obtaining such approval remains uncertain.

We are subject to the risk of increased income taxes if income tax rate incentives in Israel are altered or if there are other changes in tax laws or rulings. Historically, our operations have generated a significant amount of income in Israel where income tax rate incentives have been extended to encourage foreign investments. Our income taxes could increase if these income tax rate incentives are not renewed upon expiration or income tax rates applicable to us are increased. Tax authorities could challenge the manner in which profits are allocated between our subsidiaries and us, and we may not prevail in any such challenge. If the profits recognized by our subsidiaries in jurisdictions where income taxes are lower became subject to income taxes in other jurisdictions, our worldwide effective income tax rate would increase. In addition, to the extent we are unable to continue to reinvest a substantial portion of our profits in our Israeli operations, we may be subject to additional income tax rate increases in the future.

Other factors that could increase our effective income tax rate include the effect of changing economic conditions, business opportunities, and changes in income tax laws and rulings. Merger and acquisition activities, if any, could result in nondeductible expenses, which may increase our effective income tax rate. In addition, we are currently evaluating the migration of the economic ownership of technology acquired from Performant and Kintana to a foreign subsidiary. The migration may lead to an increase in our effective income tax rate. In the event we do not migrate the technology, our effective income tax rate may also increase due to a greater portion of U.S. source income associated with the technology acquired from Performant and Kintana.

Acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, or divert the attention of our management and may result in financial results that are different than expected. In the second quarter of 2006, we completed the acquisition of service desk and ITIL-based technology and research and development resources from Vertical Solutions, Inc. (VSI) and Tefensoft Inc., and in the first quarter of 2006, we acquired Systinet Corporation. In 2005, we acquired a wireless testing business unit owned by Intuwave, and acquired BeatBox Technologies (BeatBox), formerly known as ClickCadence, LLC. BeatBox specialized in helping companies to optimize the efficiency and effectiveness of their online presence. In July 2004, August 2003, May 2003 and May 2001, we acquired Appilog, Kintana, Performant and Freshwater, respectively, and frequently consider additional possible acquisitions. In the event of any future acquisitions, we could:

•	pay with cash, which would reduce our available cash;

•	issue stock that would dilute the ownership of our then-existing stockholders;

•	incur debt;

•	assume liabilities;

•	incur expenses for the impairment of the value of acquired assets; or

•	incur amortization expense related to intangible assets.

If we fail to achieve the financial and strategic benefits of past and future acquisitions, our results of operations will be negatively affected.

Acquisitions involve numerous other risks, including:

•	difficulties in integrating or coordinating the different research and development, sales programs, facilities, operations, technologies, or products;

•	failure to achieve targeted synergies;

•	unanticipated costs and liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on our existing business relationships with suppliers and customers or those of the acquired organization;

•	difficulties in entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

In addition, for acquisitions completed to date, the development of acquired technologies remains a significant risk due to the remaining efforts to achieve technical feasibility, changing customer markets, and uncertainty of new product standards. Efforts to develop these acquired technologies into commercially viable products consist of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse effect on our business and results of operations.

As a result of such transactions, our financial results may differ from the investment community’s expectations. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows, and stock price could be negatively affected.

Investments may become impaired and require us to reduce earnings. At December 31, 2005, our equity investments in non-consolidated companies consisted of investments in privately-held companies of $4.1 million, a private equity fund of $8.4 million, and a warrant to purchase common stock of Motive of less than $0.1 million. At December 31, 2005, our total capital contributions to the private equity fund were $10.9 million, and we have committed to make additional capital contributions of up to $4.1 million to the private equity fund at its request. We may be required to incur expense for the impairment of value of our investments. In determining whether investments in non-consolidated companies are impaired, we consider the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months. We closely monitor the financial health of the private companies in which we hold minority equity investments. We may continue to make investments in other companies. We cannot make any assurances that our investments will be successful and we may lose all or part of the value of any investment we make. If we determine in accordance with our standard accounting policies that impairment has occurred, then additional losses would be recorded, which would have a negative effect on our financial position, results of operations and liquidity.

The Motive warrant is recorded at its fair value on each reporting date using the Black-Scholes option-pricing model. Estimating the fair value of the warrant requires management judgment and may have an impact on our financial position and results of operations. The Motive warrant is treated as a derivative instrument due to a net settlement provision and is recorded at its fair value in each reporting period. Since the Motive warrant is marked to market at each reporting date, fluctuations in the fair value of the warrant will have an effect on our financial position and results of operations. The fair value of the warrant was less than $0.1 million as of December 31, 2005.

If we fail to adequately protect our proprietary rights and intellectual property, we may lose a valuable asset, experience reduced revenue, and incur costly litigation to protect our rights. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, and contractual restrictions (including confidentiality provisions and licensing arrangements) to establish and protect our proprietary rights in our products and services. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and services and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfers, and disclosures of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the U.S. To the extent we increase our international activities, our exposure to unauthorized copying and use of our products and proprietary information will increase. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our results of operations.

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

Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversions of our management resources, which could result in lower revenue, higher operating costs, and adversely affect our results of operations.

Third parties could assert that our products and services infringe their intellectual property rights, which could expose us to litigation that, with or without merit, could be costly to defend. We may from time to time be subject to claims of infringement of other parties’ proprietary rights. We could incur substantial costs in defending ourselves and our customers against these claims. Parties making these claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products in the U.S. and abroad and could result in an award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain licenses from third parties, develop alternative technology, or alter our products or processes or cease activities that infringe the intellectual property rights of third parties. If we are required to obtain licenses, we cannot be sure that we will be able to do so at a commercially reasonable cost, or at all. Defense of any lawsuit or failure to obtain required licenses could delay shipment of our products and increase our costs. In addition, any such lawsuit could result in our incurring significant costs or the diversion of the attention of our management.

If we fail to obtain or maintain early access to third-party software, our future product development may suffer. Software developers have in the past provided us with early access to pre-generally available versions of their software in order to have input into the functionality and to ensure that we can adapt our software to exploit new functionality in these systems. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products or may prevent us from being able to develop products which will work with such new systems, which could harm our business.

Provisions in our charter documents and Delaware Law could delay or prevent an acquisition of our company, including an acquisition that would be beneficial to our stockholders. Certain provisions of our Amended and Restated Certificate of Incorporation may have the effect of delaying or preventing changes in our control or management, which could adversely affect the market price of our common stock. Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present plans to issue shares of preferred stock. Our Agreement and Plan of Merger with HP prohibits us from issuing shares of preferred stock, so long as such agreement is in effect.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a business combination with an interested stockholder for a period of three years after the date that the person became an interested stockholder unless, subject to certain exceptions, the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Section 203 of the Delaware General Corporation Law is not applicable to HP’s proposed acquisition of us.

Leverage and debt service obligations for $800.0 million in outstanding Notes may adversely affect our cash flow and financial position. On April 29, 2003, we issued our 2003 Notes, with a principal amount of $500.0 million, in a private placement, and in July 2000, we completed the offering of the 2000 Notes with a principal amount of $500.0 million. From December 2001 through December 2002, we repurchased $200.0 million face value of our 2000 Notes. We continue to carry a substantial amount of outstanding indebtedness, primarily the remaining 2000 Notes and the 2003 Notes.

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

Because we failed to file our reports by March 31, 2006, as required by the waivers we obtained in October 2005, the trustee or the holders of 25% of each series of the Notes had the right as of April 1, 2006 to declare the principal and interest on the applicable series of Notes immediately due and payable. On April 21, 2006, we solicited additional consents from the holders of the Notes requesting a waiver until the stated maturity of the 2000 Notes and the 2003 Notes, as applicable, of any Report Defaults. On May 4, 2006, we announced that, as of May 3, 2006, holders of a majority of the outstanding aggregate principal amount of each series of the Notes had submitted consents and therefore the Report Defaults were waived for all holders. In consideration for the waiver, we (i) entered into a supplement to the Indenture governing the 2000 Notes requiring us to repurchase the 2000 Notes, at the option of the holder, on March 1, 2007 at a repurchase price equal to 101.3% of the principal amount of the 2000 Notes, together with accrued and unpaid interest, if any, and providing that any 2000 Notes redeemed pursuant to Article XI of the Indenture during the period from July 1, 2006 through March 5, 2007 shall be at a redemption price of 101.3% of the principal amount of the 2000 Notes, together with accrued and unpaid interest, if any, to the redemption date and (ii) entered into a supplement to the Indenture governing the 2003 Notes requiring us to repurchase the 2003 Notes, at the option of the holder, on October 31, 2006 (in addition to the existing optional put date of November 30, 2006), at a repurchase price equal to 107.25% of the principal amount of the 2003 Notes. If the put options are exercised by all holders of both series of Notes, we will be required to pay the face value of the Notes and an additional $36.3 million to the holders of the 2003 Notes on October 31, 2006 or November 30, 2006 and $3.9 million to the holders of the 2000 Notes on March 1, 2007.

On October 2, 2006, we announced an offer to repurchase the 2003 Notes, pursuant to the contractual obligations described above, which we undertook in connection with waivers obtained from holders of the 2003 Notes in May 2006. Each holder of 2003 Notes has the right to require us to purchase all or any part of such holder’s 2003 Notes at a price equal to $1,072.50 per $1,000 of principal amount. If all outstanding 2003 Notes are surrendered for purchase, the aggregate cash purchase price will be approximately $536.3 million. The repurchase offer will terminate on October 31, 2006.

There is a possibility that we may be unable to generate cash sufficient to pay the principal, interest and other amounts in respect of our indebtedness when due. Our leverage could have significant negative consequences, including: increasing our vulnerability to general adverse economic and industry conditions; requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures and acquisitions; and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete.

The price of our common stock may fluctuate significantly, which may result in losses for investors and possible lawsuits. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended December 31, 2005, the closing sale prices of our common stock as reported on The NASDAQ National Market ranged from a high of $48.94 to a low of $25.66. Our common stock has been trading on the Pink Sheets since January 4, 2006. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	any announcements that our proposed merger with HP may not take place, or may be delayed;

•	actual or anticipated variations in our quarterly results of operations and/or quarterly guidance;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements related to strategic relationships, acquisitions or investments by us or our competitors;

•	announcements related to the results of the ongoing SEC investigation, Special Committee investigation, or class action or derivative lawsuits;

•	the filing of our outstanding periodic reports with the SEC;

•	the trading of our common stock on the Pink Sheets and our ability to relist our common stock on a national securities exchange;

•	changes in financial estimates or other statements by securities analysts;

•	changes in general economic conditions;

•	consolidation in the software industry;

•	terrorist attacks, and the effects of war;

•	conditions or trends affecting the software industry and the Internet;

•	changes in the rating of our notes or other securities; and

•	changes in the economic performance and/or market valuations of other software and high-technology companies.

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and the trading prices of our securities could decline as a result. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high-technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of software or internet software companies could depress our stock price regardless of our results of operations. Because the 2000 Notes and 2003 Notes are convertible into shares of our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of these Notes. Holders who receive common stock upon conversion also will be subject to the risk of volatility and depressed prices of our common stock.

Risk Associated with our Industry and Market Conditions

Our future success may be impaired and our results of operations could suffer if we cannot respond to rapid market and technological changes by introducing new products and services and continually improving the performance, features, and reliability of our existing products and services and responding to competitive offerings. The market for our software products and services is characterized by:

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

To maintain our competitive position, we must continue to enhance our existing products, including our software products and services for our application management and application delivery, and IT governance solutions. We must also continue to develop new products and services, functionality, and technology that address the increasingly sophisticated and varied needs of our customers and prospective customers. The development of new products and services, and enhancement of existing products and services, entail significant technical and business risks and require substantial lead-time and significant investments in product development. In addition, many of the markets in which we operate are seasonal. If we fail to anticipate new technology developments, customer requirements or industry standards, or if we are unable to develop new products and services that adequately address these new developments, requirements, and standards in a timely manner, our products and services may become obsolete, our ability to compete may be impaired, our revenue could decline, and our results of operations could suffer.

Our financial results may be positively or negatively affected by foreign currency fluctuations. A substantial portion of our research and development activities are performed in Israel. In addition, our foreign operations are generally transacted through our international sales subsidiaries and offices in the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific (APAC); and Japan. Sales and related expenses for our subsidiaries and offices outside the United States are typically denominated in currencies other than the U.S. dollar. Because our financial results are reported in U.S. dollars, our results of operations may be positively or adversely affected by fluctuations in the rates of exchange between the U.S. dollar and other currencies, including:

•	a decrease in the value of currencies in certain countries of the Americas, EMEA, APAC, or Japan relative to the U.S. dollar, which would decrease our sales and marketing costs in these countries and would decrease research and development costs in Israel;

•	a decrease in the value of currencies in certain countries of the Americas, EMEA, APAC, or Japan relative to the U.S. dollar, which would decrease our reported U.S. dollar revenue and deferred revenue, as we generate sales in these local currencies and report the related revenue and deferred revenue in U.S. dollars;

•	an increase in the value of currencies in certain countries of the Americas, EMEA, APAC, or Japan relative to the U.S. dollar, which would increase our sales and marketing costs in these countries and would increase research and development costs in Israel; and

•	an increase in the value of currencies in certain countries of the Americas, EMEA, APAC, or Japan relative to the U.S. dollar, which would increase our reported U.S. dollar revenue, as we generate revenue and deferred revenue in these local currencies and report the related revenue in U.S. dollars.

Recent changes in accounting principles, including the expensing of stock options granted to our employees, could have a significant effect on our reported financial results. The U.S. generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the Public Company Accounting Oversight Board (PCAOB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results.

We currently record any compensation expense associated with stock option grants to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. On December 15, 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, which will require us to measure compensation expense for employee stock options using the fair value method beginning the first quarter of fiscal year 2006. SFAS No. 123(R) applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. Due to the resources required to complete our restatement and become current with our SEC filings, we have not yet implemented SFAS No. 123R and are unable to estimate the effect this adoption will have on our results of operations. However, we expect the adoption of SFAS No. 123R to have a significant effect on our results of operations. In addition, our implementation of SFAS No. 123(R) may cause a delay of the filing of our quarterly report on Form 10-Q for the first quarter of 2006.

We expect to face increasing competition in the future, which could cause reduced sales levels and result in price reductions, reduced gross margins, or loss of market share. The market for our business technology optimization products and services is extremely competitive, dynamic, and subject to frequent technological change. There are few substantial barriers to entry in our market. The Internet has further reduced these barriers to entry, allowing other companies to compete with us in our markets. As a result of the increased competition, our success will depend, in large part, on our ability to identify and respond to the needs of current and potential customers, and to new technological and market opportunities, before our competitors identify and respond to these needs and opportunities. We may fail to respond quickly enough to these needs and opportunities.

In the market for application delivery solutions, our principal competitors include Compuware, Empirix, IBM Software Group, Parasoft, Worksoft, and Segue Software. In the new and rapidly changing market for application management solutions, our principal competitors include BMC Software, Computer Associates (including its Wily Technology division), Compuware, HP OpenView (a division of Hewlett-Packard), Keynote Systems, Segue Software and Tivoli (a division of IBM). In the market for IT governance solutions, our principal competitors include enterprise application vendors such as Compuware (with its acquisition of Changepoint), Lawson, Oracle, and SAP AG, as well as point tool vendors such as Computer Associates (with its acquisition of Niku) and Primavera.

We believe the principal competitive factors affecting our market are:

•	price and cost effectiveness;

•	product functionality;

•	product performance, including scalability and reliability;

•	quality of support and service;

•	company reputation;

•	depth and breadth of BTO offerings;

•	research and development leadership;

•	financial stability; and

•	global capabilities.

Although we believe that our products and services currently compete favorably with respect to these factors, the markets for application management, application delivery, and IT governance are rapidly evolving. We may not be able to maintain our competitive position, which could lead to a decrease in our revenues and adversely affect our results of operations. The software industry is increasingly experiencing consolidation and this could increase the resources available to our competitors and the scope of their product offerings. For example, our former IT governance competitor, PeopleSoft, was acquired by Oracle, which has substantially greater financial and other resources than we have. Our competitors and potential competitors may develop more advanced technology, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, or make more attractive offers to distribution partners and to employees. We anticipate the market for our software and services to become increasingly more competitive over time.

Economic, political, and market conditions may adversely affect demand for our products and services. Our customers’ decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. We believe that although the economy and business conditions appear to be improving, customers may continue to reassess their immediate technology needs, lengthen their purchasing decision-making processes, require more senior level internal approvals of purchases, and defer purchasing decisions, and accordingly, could reduce demand in the future for our products and services. In addition, the war on terrorism and the potential for other hostilities in various parts of the world have caused political uncertainties and volatility in the financial markets. Under these circumstances, there is a risk that our existing and potential customers may decrease spending for our products and services. If demand for our products and services is reduced, our revenue growth rates and results of operations will be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In the second quarter of 2004, we moved into four buildings in Mountain View, California that we leased in October 2003. The four leased buildings, with a total square footage of approximately 253,000, became our new headquarters. Prior to the move, we were headquartered in Sunnyvale, California in four buildings that we owned with a total square footage of approximately 156,000. In January 2004, we sold two of the three vacant buildings in Sunnyvale, California with a total square footage of approximately 50,000. On January 7, 2005, we sold one of the two buildings in Sunnyvale, California that became vacant since April 2004 with a total square footage of approximately 55,000. As of December 31, 2005, we owned one building with a total square footage of approximately 50,500. In addition, we lease office buildings in other locations within the Americas. As of December 31, 2005, we leased approximately 654,000 square feet of office buildings in other locations within the Americas.

Our primary research and development activities are conducted by our subsidiary in Israel in two buildings that we own with a total square footage of 285,000. We also lease two other buildings, one of which is used for research and development activities and the other of which is used for manufacturing activities. In February 2004, we purchased approximately 30,000 square feet of land near our existing offices in Israel to accommodate future expansion in research and development activities. During 2005, we have begun construction of a new building on this site. We expect the construction to be completed in December 2007.

As of December 31, 2005, we had a total of 71 sales and support offices throughout the world, of which 38 were in the Americas, 22 were in EMEA, 9 were in APAC, and 2 were in Japan.

As of December 31, 2005, we leased office buildings in EMEA, APAC, and Japan with a total square footage of approximately 188,000, 53,000, and 10,000, respectively.

We believe that our existing facilities are adequate for our current needs.

Item 3.	Legal Proceedings

Regulatory Inquiries. We announced on October 4, 2005 that the informal inquiry initiated by the SEC in November 2004 had been converted to a formal investigation. We continue to fully cooperate with the SEC, and have provided the staff with extensive documentation relating to the Special Committee’s and our findings discussed above. On September 28, 2006, we announced that we had proposed a settlement to the staff of the SEC, which the staff has agreed to recommend to the SEC, to conclude for us the matters arising from the formal SEC investigation. We have proposed to pay a $35.0 million civil penalty and to consent to the entry of a final judgment by a federal court permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. The proposed settlement is contingent on the review and approval of final documentation by us and the staff of the SEC, and is subject to final approval by the SEC. We have expensed the amount as “Costs of restatement and related legal activities” in our consolidated statement of operations against “accrued and other liabilities” in our consolidated balance sheets for the year ended December 31, 2005. As provided in the Merger Agreement with us, Hewlett-Packard has consented to the settlement offer and will also be required to approve the final settlement documentation. We continue to cooperate with the SEC and other government agencies regarding this matter. There can be no assurance that our efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and we cannot predict the timing or the final terms of any settlement.

On June 23, 2006, the SEC Staff, as part of the “Wells” process by which the SEC Staff affords individuals and companies the opportunity to present their views regarding potential action by the SEC, advised counsel for directors Igal Kohavi, Yair Shamir and Giora Yaron that the SEC Staff is considering recommending that the Commission file a civil enforcement proceeding against each of these directors under applicable provisions of the federal securities laws. If charges are brought, the SEC may seek a permanent injunction against further violations of the securities laws, an order permanently barring these directors from serving as officers or directors of any SEC registered company (including Mercury Interactive), and civil monetary penalties. The charges under consideration would allege that each of these directors knew or should have known about the manipulation of grant dates and that each knew, or was reckless in not knowing, the impact that option backdating would have on our financial results. The directors have filed a Wells submission arguing that they did not violate the federal securities laws, that they did not participate in or know of option backdating, and that the charges under consideration are legally and factually without basis. Former officers are likely to receive or have received similar Wells notices. As described above, the formal SEC investigation of the Company is continuing. In light of the Wells notice, the aforementioned directors have offered to withdraw from their respective positions on the applicable committees of the Company’s Board of Directors, and the Board has accepted that offer.

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

Class Action Lawsuits. Beginning on or about August 19, 2005, several securities class action complaints were filed against us and certain of our current and former officers and directors, on behalf of purchasers of our stock from October 2003 to November 2005. These class action lawsuits are consolidated in the U.S. District Court for the Northern District of California as In re Mercury Interactive Corporation Securities Litigation, Case No. C05-3395. The original actions were Archdiocese of Milwaukee Supporting Fund, Inc. v. Mercury Interactive, et al (Case No. C05-3395), Johnson v. Mercury Interactive, et al. (Case No. 05-3864), Munao v. Mercury Interactive, et al. (Case No. C05-4031), and Public Employees’ Retirement System of Mississippi v. Mercury Interactive, et al. (Case No. 05-5157). On May 5, 2006, the Court appointed the Mercury Pension Fund Group, represented by Labaton Sucharow & Rudoff LLP and Glancy Binkow & Goldberg LLP, as lead plaintiff and counsel. The Lead Plaintiffs filed a Consolidated Complaint on September 8, 2006. The Consolidated Complaint alleges, among other things, violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on allegations that we and the individual defendants and our auditors made false or misleading public statements regarding our business and operations during the putative class period of October 17, 2000 to November 1, 2005, and seeks unspecified monetary damages and other relief against the defendants. At this time, we have not recorded any liabilities as we are unable to estimate the potential liabilities.

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

On June 8, 2006, we filed a motion in the Santa Clara County Superior Court seeking to implement the conclusions reached by the Special Litigation Committee. On July 12, the Court dismissed defendants Anthony Zingale, Brad Boston, Clyde Ostler and Bryan LeBlanc with prejudice, dismissed defendants Igal Kohavi, Yair Shamir and Giora Yaron without prejudice, stayed all claims against Defendant Amnon Landan allowing the Company to pursue those claims and stayed all claims against Defendant PricewaterhouseCoopers LLP for six months to allow the Special Litigation Committee to conclude its investigation of those claims. On September 22, 2006, the plaintiffs filed a consolidated complaint against former officers Sharlene Abrams, Kenneth Klein, Susan Skaer and Douglas Smith. On October 3, 2006, the Special Litigation Committee determined that, at that time, it would not be in the best interests of the Company to seek dismissal of the claims against Ms. Abrams.

Pursuant to stipulations of the parties, which were approved by the United States District Court for the Northern District of California and the Delaware Chancery Court, the derivative action pending in the Northern District of California is stayed pending resolution of the California state court derivative litigation, and the derivative actions filed in the Chancery Court are stayed until the consummation of the merger with Hewlett-Packard or the termination of the merger agreement. We are unable to predict the outcome of these matters at this time.

Section 16(b) Litigation: On May 5, 2006, a shareholder derivative lawsuit was filed against certain current and former officers and directors in the U.S. District Court for the Northern District of California, Klein v. Landan, et al., No. 06-2971 (JF). This action alleges that defendants violated Section 16(b) (the short-swing profits provision) of the Securities Exchange Act of 1934. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The plaintiffs have stipulated to file an Amended Complaint by October 6, 2006. We are unable to predict the outcome of this matter at this time.

On June 9, 2006, our Board received a shareholder letter demanding we bring suit for alleged Section 16(b) violations against a different group of current and former officers that was set forth in the May 5, 2006 shareholder derivative lawsuit. After analysis of the allegations in this letter, it was determined that there is no basis to the allegations of section 16(b) violations, and a response setting forth this determination was sent to the stockholder and his counsel. The stockholder may now decide to initiate an action on our behalf. We are unable to predict whether the stockholder will initiate such an action.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2005 to a vote of the holders of our common stock through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market for Common Stock

At the time of filing of this Annual Report on Form 10-K, our common stock is traded over the counter on the Pink Sheets under the trading symbol “MERQ”. During the periods indicated below (the two-year period beginning January 1, 2004 and ending December 31, 2005), our common stock was traded publicly on The NASDAQ National Market under the trading symbols “MERQ” (from January 1, 2004 through August 14, 2005) and “MERQE” (from August 15, 2005 through December 31, 2005). The following table presents, for the periods indicated, the high and low intra-day sale price per share of our common stock as reported on The NASDAQ National Market.

	High	Low
Year Ended December 31, 2004:
First Quarter	$54.25	$41.21
Second Quarter	$50.94	$42.53
Third Quarter	$50.08	$31.05
Fourth Quarter	$47.44	$35.55
Year Ended December 31, 2005:
First Quarter	$49.58	$37.57
Second Quarter	$47.62	$38.21
Third Quarter	$40.54	$35.57
Fourth Quarter	$39.30	$22.62

Holders of Record

According to the records of our transfer agent, we had 240 stockholders of record as of September 19, 2006. Stockholders whose shares are held of record by banks, brokers or other nominees are not included in this number; however, each of the banks, brokers or nominees is included as one holder of record.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

(b) None.

(c) None.

Item 6.	Selected Consolidated Financial Data

The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$843,147	$686,071	$506,205	$399,953	$360,931
Income (loss) from operations	$70,817	$52,352	$(58,853)	$32,024	$206,491
Net Income (loss)	$(99,929)	$53,776	$(62,586)	$37,060	$225,389
Net income (loss) per share—basic	$(1.15)	$0.61	$(0.72)	$0.45	$2.77
Net income (loss) per share—diluted (1)	$(1.15)	$0.53	$(0.72)	$0.42	$2.57
Weighted average common shares—basic	86,984	87,668	86,609	82,712	81,400
Weighted average common shares and equivalents—diluted	86,984	103,237	86,609	87,214	87,655

(1)	Diluted net income per share and weighted average diluted common shares and equivalents for 2004 include the effect of common stock issuable upon the conversion of the Zero Coupon Senior Convertible Notes due 2008 issued in 2003. For the years ended December 31, 2005 and 2003, stock options outstanding were considered anti-dilutive due to our net loss and therefore were not included in our diluted earnings per share computation. See Note 1 to the Consolidated Financial Statements for the basic and diluted net income per share computation for these periods.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$1,113,540	$630,321	$717,360	$527,246	$427,781
Working capital	$116,753	$389,660	$515,739	$370,113	$338,634
Total assets	$2,295,432	$2,013,481	$1,983,720	$1,081,457	$925,914
Convertible notes (current and non-current)	$797,289	$804,483	$811,159	$316,972	$377,480
Stockholders’ equity	$564,636	$563,892	$697,715	$453,637	$353,264

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in “Risk Factors”. Our business may have changed since the date hereof, and we undertake no obligation to update these forward-looking statements.

Restatement of Consolidated Financial Statements

In our Form 10-K/A (filed on July 3, 2006), we restated our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, and the selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. In addition, we restated our condensed consolidated financial statements for the quarters ended March 31, 2005 and 2004 in our Form 10-Q/A filed on August 1, 2006. All financial information included in this Annual Report on Form 10-K reflects our restatement.

Overview

We are the leading provider of software and services for the Business Technology Optimization (BTO) marketplace. BTO is a business strategy for aligning information technology (IT) and business goals while optimizing the quality, performance, and business availability of strategic software applications and systems. Our BTO offerings for application delivery, application management, and IT governance products and services, and the Mercury Optimization Centers, are designed to help our customers maximize the business value of IT by optimizing application quality and performance as well as managing IT costs, risks, and compliance.

We have aligned our enterprise software business model with the way we believe customers want to license and deploy enterprise software today. We believe our customers value a choice between perpetual software licenses and flexible term or subscription based contracts. Customers have the choice between running our software in-house or having software delivered as a hosted or managed service. Our enterprise software business model enables our customers to license the right software, for the right period of time, and have it deployed the right way—while giving us the right financial incentives to expand and/or renew our relationships with customers must be considered.

To understand our financial results, it is important to understand our business model and its effect on the consolidated statements of operations and consolidated balance sheets. We continue to offer many of our products, including the majority of our IT governance and application delivery products, on a perpetual license basis. We have in the past expanded the number of offerings structured as subscription based contracts. The majority of these subscription contracts are required to be recorded initially as deferred revenue in the consolidated balance sheets and then recognized in subsequent periods over the term of the contract as subscription revenue in our consolidated statements of operations (see below under Business Model). Therefore, to understand the full growth of our business, one must consider both revenue and the change in deferred revenue.

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

Due to the different treatment of subscription and perpetual licenses under applicable accounting rules, each type of license has a different effect on our consolidated financial statements. When a customer purchases a subscription license, the majority of the license fee revenue will be recorded as deferred revenue in our consolidated balance sheets. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized as revenue. Deferred revenue is reduced as revenue is recognized. Under perpetual licenses (and some multiple-year arrangements for which separate vendor specific objective evidence of fair value exists for undelivered elements), the license fee is recognized as revenue in the quarter the product is delivered, with only the remaining term of maintenance revenue recorded as deferred revenue. Therefore, an order for a subscription license, or a perpetual license bundled with a subscription license, will result in significantly lower current-period revenue than an equal-sized order under a perpetual license. Conversely, an order for a subscription license will result in higher revenues recognized in future periods than an equal-sized order for a perpetual license. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then generally the two are bundled together and the related revenue is recognized ratably over the term of the contract.

Our product revenues in any given quarter are dependent upon the volume of perpetual license orders delivered during the current quarter, and the amount of subscription revenue amortized from deferred revenue from prior quarters and, to a small degree, revenue recognized on subscription orders received during the current quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of perpetual licenses and subscription licenses. The mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected subscription licenses) or may exceed them (if we deliver more-than-expected perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets which may adversely affect our results of operations. Conversely, if our overall level of orders is below the target level but our license mix is above our targets (if we deliver more-than-expected perpetual licenses), our revenues may still meet or even exceed our revenue targets. Our ability to achieve our revenue targets is also affected by the mix of domestic and international sales, together with fluctuations in foreign exchange rates. If there is an increase in value of other currencies relative to the U.S. dollar, our revenues from international sales may be positively affected. On the other hand, if there is a decrease in value of other currencies relative to the U.S. dollar, our revenues from international sales may be negatively affected.

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

Costs associated with subscription licenses, which include the cost of products and services, are expensed as incurred over the subscription term. In addition, we defer a portion of our commission expense related to subscription licenses and maintenance contracts and amortize the expense over the term of the subscription or maintenance contract. See “Critical Accounting Policies and Estimates” for a full description of our estimation process for valuation allowances, accrued and other liabilities and deferred commissions.

Results of Operations

The following table presents, as a percentage of total revenues, certain consolidated statements of operations data for the periods indicated. These results of operations are not necessarily indicative of the results of operations that will be achieved in any future period.

	Year Ended December 31,
	2005	2004	2003
Revenues:
License fees	36%	38%	40%
Subscription fees	22	22	20

Total product revenues	58	60	60
Maintenance fees	30	29	31
Professional service fees	12	11	9

Total revenues	100	100	100

Costs and expenses:
Cost of license and subscription	6	6	7
Cost of maintenance	2	3	4
Cost of professional services	11	9	8
Cost of revenue—amortization of intangible assets	1	2	1
Marketing and selling	41	49	60
Research and development	10	12	14
General and administrative	8	9	11
Acquisition-related charges	—	—	2
Costs of restatement and related legal activities	10	—	—
Restructuring, integration and other related expenses	—	—	1
Amortization of intangible assets	1	1	1
Loss on intangible and other assets	2	—	—
Excess facilities expense	—	1	3

Total costs and expenses	92	92	112

Income (loss) from operations	8	8	(12)
Interest income	6	6	7
Interest expense	(4)	(4)	(4)
Other income (expense), net	(4)	—	(1)

Income (loss) before provision for income taxes	6	10	(10)
Provision for income taxes	18	2	2

Net income (loss)	(12)%	8%	(12)%

Revenues

The following table presents license fees, subscription fees, maintenance fees, and professional service fees for the periods indicated (in thousands, except percentages):

	Year Ended December 31,		Increase		Year Ended December 31,		Increase
	2005	2004	$	%	2004	2003	$	%
License fees	$304,470	$261,382	$43,088	16%	$261,382	$200,839	$60,543	30%
Subscription fees	187,607	152,199	35,408	23%	152,199	98,824	53,375	54%
Maintenance fees	248,391	196,215	52,176	27%	196,215	159,023	37,192	23%
Professional service fees	102,679	76,275	26,404	35%	76,275	47,519	28,756	61%

Total revenues	$843,147	$686,071	$157,076	23%	$686,071	$506,205	$179,866	36%

License fees

The increase in license fees for the year ended December 31, 2005 was primarily due to an increase in license sales of application delivery products of $27.0 million, as well as an increase in application management license sales of $16.5 million, partially offset by a decrease in IT governance license sales of $0.5 million. We expect our license fees to increase in absolute dollars for fiscal year 2006.

The increase in license fees for the year ended December 31, 2004 was primarily due to an increase in license sales of application delivery products of $29.0 million, as well as an increase in IT governance license sales of $19.4 million and an increase in application management license sales of $12.1 million.

Subscription fees

The increase in subscription fees for the year ended December 31, 2005 was primarily due to an increase over the past two years in the license sales of our application management products, which are primarily offered on a subscription basis, and continuous growth in subscription license sales of application delivery products. The increase in subscription fees from application management products was $27.5 million, the increase in application delivery products was $6.0 million, and the increase in IT governance was $1.9 million. We expect revenue from our subscription licenses to decrease in absolute dollars for fiscal year 2006.

The increase in subscription fees for the year ended December 31, 2004 was primarily due to an increase in subscription license sales of application delivery products of $30.7 million and an increase in the license sales of our application management products of $20.9 million. The increase was also attributable to an increase in IT governance license sales of $1.8 million.

Maintenance fees

The increase in maintenance fees for the year ended December 31, 2005 was primarily attributable to renewals of existing maintenance contracts and sales of first year maintenance contracts for application delivery, IT governance, and application management products. The increase in maintenance fees related to application delivery, IT governance, and application management products was $38.3 million, $7.0 million, and $6.9 million, respectively. We expect maintenance fees to increase in absolute dollars for fiscal year 2006.

The increase in maintenance fees for the year ended December 31, 2004 was due to an increase in application delivery maintenance fees of $24.7 million, IT governance maintenance fees of $10.1 million, and application management maintenance fees of $2.4 million, respectively.

Professional service fees

The increase in professional service fees for the year ended December 31, 2005 was primarily attributable to an increase of $13.8 million for service engagements related to IT governance products, an increase in professional service fees associated with application delivery of $10.1 million, and an increase in professional service fees associated with application management of $2.5 million. We expect our professional service fees to remain flat or increase slightly in absolute dollars for fiscal year 2006.

The increase in professional service fees for the year ended December 31, 2004 was primarily attributable to an increase of $12.8 million for service engagements related to IT governance products and an increase in professional service fees of $9.7 million and $6.2 million associated with application management products and application delivery products, respectively.

International revenues

International revenues include sales from Europe, the Middle East, and Africa (EMEA), Asia Pacific (APAC), and Japan. International revenues also include sales from Brazil, Canada and Mexico, which are included in the Americas geographic segment. (See Note 1 to the consolidated financial statements for the countries included in each geographic segment.) International revenues for the year ended December 31, 2005, compared to the year ended December 31, 2004, increased $63.0 million, or 23%, to $336.5 million, from $273.5 million for the year ended December 31, 2004. EMEA sales increased $43.6 million and APAC and Japan sales increased $14.2 million. Currency fluctuations had an insignificant effect on international revenues during the year. International sales represented 40% of our total revenues for each of the years ended December 31, 2005 and 2004.

International revenues for the year ended December 31, 2004, compared to the year ended December 31, 2003, were affected favorably by a weakening of the U.S. dollar relative to other currencies, primarily the Euro and British Pound. Total revenues from international sales for the year ended December 31, 2004 were $273.5 million, an increase of $78.2 million, or 40%, from $195.3 million for the year ended December 31, 2003. The increase was primarily attributable to increased sales in EMEA of $40.0 million and APAC and Japan of $15.7 million, as well as fluctuations in foreign exchange rates of $23.0 million. International revenues represented 40% and 39% of our total revenues for the years ended December 31, 2004 and 2003, respectively.

Costs and expenses

Costs of revenues

The following table presents costs of revenues for the periods indicated (in thousands, except percentages):

	Year Ended December 31,		Increase/(Decrease)		Year Ended December 31,		Increase
	2005	2004	$	%	2004	2003	$	%
Cost of license and subscription	$46,863	$41,799	$5,064	12%	$41,799	$34,432	$7,367	21%
Cost of maintenance	16,727	17,898	(1,171)	(7)%	17,898	17,731	167	1%
Cost of professional services	91,614	63,737	27,877	44%	63,737	40,321	23,416	58%
Cost of revenue—amortization of intangible assets	10,141	10,019	122	1%	10,019	5,189	4,830	93%

Total cost of revenues	$165,345	$133,453	$31,892	24%	$133,453	$97,673	$35,780	37%

Percentage of total revenues	20%	20%			20%	20%

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Stock-based compensation	All Other Costs	Total	Stock-based compensation	All Other Costs	Total	Stock-based compensation	All Other Costs	Total
Cost of license and subscription	$(1,114)	$47,977	$46,863	$1,201	$40,598	$41,799	$5,073	$29,359	$34,432
Cost of maintenance	(1,013)	17,740	16,727	1,725	16,173	17,898	5,433	12,298	17,731
Cost of professional services	(519)	92,133	91,614	798	62,939	63,737	3,180	37,141	40,321
Cost of revenue—amortization of intangible assets	—	10,141	10,141	—	10,019	10,019	—	5,189	5,189

Total costs of revenues	$(2,646)	$167,991	$165,345	$3,724	$129,729	$133,453	$13,686	$83,987	$97,673

Cost of license and subscription

The increase in cost of license and subscription for the year ended December 31, 2005 was primarily attributable to higher personnel-related costs, increased royalty expenses and increased allocated IT infrastructure and facilities expenses, partially offset by a decrease in stock-based compensation expense and lower professional services costs. Personnel-related costs increased $4.4 million as a result of an increase in headcount. Royalty expenses increased by $2.3 million due to new license agreements signed during 2005. Allocated IT infrastructure expenses increased by $0.9 million and allocated facilities expenses increased by $0.8 million due primarily to headcount growth. These increases were partially offset by a decrease in stock-based compensation expense of $2.3 million resulting primarily from changes in the market value of our common stock and a decrease in the number of outstanding stock options subject to variable accounting due to exercises, forfeitures or cancellations, a decrease in the number of outstanding fixed awards due to cancellations and certain awards becoming fully expensed in 2004. Professional service costs declined $1.9 million due to a reduced level of both consulting and outsourcing services. Excluding stock-based compensation expense, portions of which will fluctuate based on the changes in the market price of our common stock, we expect cost of license and subscription to increase in absolute dollars for fiscal year 2006.

The increase in cost of license and subscription for the year ended December 31, 2004 was primarily attributable to higher personnel-related costs of $6.9 million as a result of growth in headcount. Outsourcing expense related to delivery of one of our application delivery offerings increased by $1.3 million and royalty expense primarily associated with license agreements signed in 2004 for current products increased by $1.2 million. Allocated IT infrastructure expenses increased by $0.6 million primarily due to the lease of our new headquarters. These increases in costs were partially offset by a net decrease in stock-based compensation expense of $3.9 million, resulting from a decrease in the number of outstanding stock options subject to variable accounting due to exercises, forfeitures or cancellations, and changes in the market value of our common stock.

Cost of maintenance

The decrease in cost of maintenance for the year ended December 31, 2005 was primarily the result of decreases in stock-based compensation expense and professional services expense, partially offset by increases in personnel-related costs and allocated IT infrastructure and facilities expenses. Stock-based compensation expense decreased $2.7 million primarily as a result of a decrease in the number of outstanding fixed awards due to cancellations and certain awards becoming fully expensed in 2004, a decrease in the number of outstanding stock options subject to variable accounting due to exercises, forfeitures or cancellations, and changes in the market value of our common stock. Stock-based compensation expense also decreased as a result of expense recognized in 2004 associated with the issuance of compensatory shares under our 1998 Employee Stock Purchase Plan (ESPP) priced at a discount greater than 15% from the applicable closing price of our common stock. Personnel-related costs increased $1.0 million as a result of headcount growth and allocated IT infrastructure costs increased $0.5 million primarily due to the implementation of new operational and financial systems and processes. Excluding stock-based compensation expense, portions of which will fluctuate based on the changes in the market price of our common stock, we expect cost of maintenance to increase in absolute dollars for fiscal year 2006, consistent with our expected revenue growth discussed in “Revenues”.

The increase in cost of maintenance for the year ended December 31, 2004 was due to higher personnel-related costs, allocated facility expenses, allocated IT infrastructure expenses and consulting fees of $1.2 million, $0.9 million, $0.8 million and $0.5 million, respectively. Facility expenses and IT infrastructure expenses increased primarily due to the lease of our new headquarters. These increases in costs were partially offset by a net reduction in stock-based compensation expense of $3.7 million, resulting from a decrease in the number of outstanding stock options subject to variable accounting due to exercises, forfeitures or cancellations, and changes in the market value of our common stock.

Cost of professional services

The increase in cost of professional services for the year ended December 31, 2005 was primarily due to an increase in outsourcing activities resulting from the overall growth of our consulting business and higher personnel-related costs associated with growth in headcount. Outsourcing expenses increased $13.2 million, personnel related costs increased $12.4 million, allocated facilities expense increased $1.8 million, and allocated IT infrastructure expenses increased $1.2 million. These costs were partially offset by a net decrease in stock-based compensation expense of $1.3 million, primarily as a result of changes in the market value of our common stock and a decrease in the number of outstanding stock options subject to variable accounting due to exercises, forfeitures or cancellations. Excluding stock-based compensation expense, portions of which will fluctuate based on the changes in the market price of our common stock, we expect cost of professional services to increase in absolute dollars for fiscal year 2006.

The increase in cost of professional services for the year ended December 31, 2004 was primarily attributable to higher personnel-related costs of $13.3 million, of which $7.7 million was related to Kintana employees who joined us as part of that acquisition in 2003. Outsourcing expenses increased by $10.1 million was primarily due to growth in professional services and our continuous efforts to offer more training and consulting services to customers who license our products. The increase was also attributable to higher allocated facility expenses of $1.6 million and higher allocated IT infrastructure expenses of $1.0 million. Facility expenses and IT infrastructure expenses increased primarily as a result of the lease of our new headquarters. These increases in costs were partially offset by a net decrease in stock-based compensation expense of $2.4 million, resulting from a decrease in the number of outstanding stock options subject to variable accounting due to exercises, forfeitures and cancellations, and changes in the market value of our common stock.

Cost of revenue—amortization of intangible assets

Cost of revenue—amortization of intangible assets includes amortization expenses for intangible assets that are associated with our current products. See “Amortization of intangible assets” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of the Notes to Consolidated Financial Statements for detailed information.

The following table presents amortization of intangible assets recorded as cost of revenue for the periods indicated (in thousands):

	Year Ended December 31,
	2005	2004	2003
Cost of license and subscription	$8,856	$8,882	$4,808
Cost of maintenance	1,285	1,137	381

	$10,141	$10,019	$5,189

Operating expenses

The following table presents operating expenses for the periods indicated (in thousands, except percentages):

	Year Ended December 31,		Increase/ (Decrease)		Year Ended December 31,		Increase/ (Decrease)
	2005	2004	$	%	2004	2003	$	%
Marketing and selling	$345,235	$335,867	$9,368	3%	$335,867	$303,865	$32,002	11%
Research and development	83,675	82,122	1,553	2%	82,122	73,096	9,026	12%
General and administrative	70,560	63,802	6,758	11%	63,802	55,904	7,898	14%
Acquisition-related expenses	—	900	(900)	(100)%	900	11,968	(11,068)	(92)%
Cost of restatement and related legal activities	84,040	—	84,040	* %	—	—	—	* %
Restructuring, integration and other related expenses	2,050	3,088	(1,038)	(34)%	3,088	3,389	(301)	(9)%
Amortization of intangible assets	5,427	5,544	(117)	(2)%	5,544	2,281	3,263	143%
Loss on intangible and other assets	15,998	—	15,998	* %	—	—	—	* %
Excess facilities expense	—	8,943	(8,943)	(100)%	8,943	16,882	(7,939)	(47)%

Total operating expenses	$606,985	$500,266	$106,719	21%	$500,266	$467,385	$32,881	7%

Percentage of total revenues	72%	72%			72%	92%

*	Percentage change is not a meaningful measure

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Stock-based compensation	All Other Expenses	Total	Stock-based compensation	All Other Expenses	Total	Stock-based compensation	All Other Expenses	Total
Marketing and selling	$(3,592)	$348,827	$345,235	$16,305	$319,562	$335,867	$60,425	$243,440	$303,865
Research and development	(1,484)	85,159	83,675	8,199	73,923	82,122	16,404	56,692	73,096
General and administrative	401	70,159	70,560	6,232	57,570	63,802	15,148	40,756	55,904
Acquisition-related expenses	—	—	—	—	900	900	—	11,968	11,968
Costs of restatement and related legal activities	—	84,040	84,040	—	—	—	—	—	—
Restructuring, integration, and other related expenses	—	2,050	2,050	—	3,088	3,088	—	3,389	3,389
Amortization of intangible assets	—	5,427	5,427	—	5,544	5,544	—	2,281	2,281
Loss on intangible and other assets	—	15,998	15,998	—	—	—	—	—	—
Excess facilities expense	—	—	—	—	8,943	8,943	—	16,882	16,882

Total operating expenses	$(4,675)	$611,660	$606,985	$30,736	$469,530	$500,266	$91,977	$375,408	$467,385

Marketing and selling

Marketing and selling expense consists of employee salaries and related costs, sales commissions, marketing, sales training, campaigns, allocated facility expenses, allocated IT infrastructure expenses and stock-based compensation.

The increase in marketing and selling expense for the year ended December 31, 2005 was primarily attributable to an increase of $18.6 million in personnel-related costs resulting from growth in headcount and an increase in commission expense of $10.7 million associated with higher revenues and growth in headcount. Allocated facility expenses and allocated IT infrastructure expenses increased by $3.9 million and $3.3 million, respectively. These increases were partially offset by decreases in stock-based compensation expense, and marketing research expenses. Stock-based compensation expense decreased $19.9 million, primarily as a result of a decrease in the number of outstanding fixed awards due to cancellations and certain awards becoming fully expensed in 2004, as well as changes in the market value of our common stock and a decrease in the number of outstanding stock options subject to variable accounting due to exercises, forfeitures or cancellations. Stock-based compensation expense also decreased as a result of fewer modifications of stock options for employees in transition or advisory roles upon their termination of employment with us. Additionally, we recorded stock-based compensation expense in 2004, not in 2005, as a result of the issuance of compensatory shares under our 1998 ESPP priced at a discount greater than 15% from the applicable closing price of our common stock. Marketing research expenses decreased by $3.7 million primarily due to reduced market research and advertising activities. The remaining fluctuations were individually insignificant. Excluding stock-based compensation expense, portions of which will fluctuate based on changes in the market price of our common stock and the number of stock options outstanding which are subject to variable accounting, we expect marketing and selling expense to increase in absolute dollars for fiscal year 2006.

The increase in marketing and selling expense for the year ended December 31, 2004 was primarily attributable to higher personnel-related costs and commission expense of $35.5 million and $21.6 million, respectively, of which personnel-related costs of $8.8 million and commission expense of $3.9 million were related to Kintana employees who joined us as part of that acquisition in 2003. In addition, consulting fees, spending on marketing programs and sales training fees increased by $3.7 million, $2.8 million and $1.0 million, respectively. Allocated IT infrastructure expenses and allocated facility expenses increased by $4.9 million and $3.5 million, respectively. These increases in costs were partially offset by a net decrease in stock-based compensation expense of $44.1 million, resulting from a decrease in the number of outstanding stock options subject to variable accounting due to exercises, cancellations and repayments of notes receivable, as well as changes in the market value of our common stock. Further, the decrease in stock-based compensation was also attributable to a decrease in the number of outstanding fixed awards due to cancellations and certain awards becoming fully expensed in 2003 and early 2004, and $5.1 million of stock-based compensation expense associated with the modification of stock options for a former executive officer in connection with a severance agreement we entered into in December 2003.

Research and development

Research and development expense associated with the development of new products, enhancements of existing products and quality assurance procedures consists of employee salaries and related costs, consulting costs, equipment depreciation, allocated facility expenses, allocated IT infrastructure expenses and stock-based compensation expense.

The increase in research and development expense for the year ended December 31, 2005 was primarily attributable to an increase in personnel-related costs of $6.8 million resulting from growth in headcount. In addition, allocated facility expenses and allocated IT infrastructure expenses increased by $1.7 million and $1.6 million, respectively, primarily due to higher headcount and engineering project support requirements. These increases were partially offset by a net decrease in stock-based compensation expense of $9.7 million, primarily as a result of a decrease in the number of outstanding fixed awards due to cancellations and certain awards becoming fully expensed in 2004, a decrease in the number of outstanding stock options subject to variable accounting due to exercises, forfeitures or cancellations, as well as changes in the market value of our common stock. Stock-based compensation expense resulting from modifications of stock options for employees in transition or advisory roles upon their termination of employment with us also decreased. Additionally, we recorded stock-based compensation expense in 2004, but not in 2005, as a result of the issuance of compensatory shares under our 1998 ESPP priced at a discount greater than 15% from the applicable closing price of our common stock. The remaining fluctuations were individually insignificant. Excluding stock-based compensation expense, portions of which will fluctuate based on changes in the market price of our common stock and number of stock options outstanding which are subject to variable accounting, based on our product development plan, we expect research and development expense to increase in absolute dollars for fiscal year 2006.

The increase in research and development expense for the year ended December 31, 2004 was primarily attributable to higher personnel-related costs of $10.7 million resulting from growth in headcount, of which $5.8 million was related to Kintana employees who joined us as part of that acquisition in 2003. The increase was also attributable to higher allocated IT infrastructure expenses of $2.2 million, higher allocated facility expenses of $2.0 million and higher consulting fees for research and development projects of $0.7 million. Facility expenses and IT infrastructure expenses increased primarily due to the lease of our new headquarters. The increase was also attributable to a $1.0 million devaluation of the U.S. dollar to the Israeli Shekel since a substantial portion of our research and development expense was incurred in Israeli Shekels. These increases in costs were partially offset by a net decrease in stock-based compensation expense of $8.2 million, resulting from a decrease in the number of outstanding stock options subject to variable accounting due to exercises, forfeitures and cancellations, and changes in the market value of our common stock, somewhat offset by additional stock-based compensation expense due to modifications of stock options for employees in transition or advisory roles upon their termination of employment with us.

General and administrative

General and administrative expense consists of employee salaries and related costs, allocated facility expenses, allocated IT infrastructure expenses and stock-based compensation expense. It also consists of fees for audit, tax, legal and consulting services primarily for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

The increase in general and administrative expenses for the year ended December 31, 2005 was primarily attributable to an increase of $8.4 million in personnel-related costs resulting from growth an increase in headcount, an increase of $2.8 million for audit, tax and other consulting fees, an increase of $1.2 million in charitable contributions primarily related to hurricane Katrina and an increase in allocated IT infrastructure expenses and facilities expenses of $0.6 million each. These increases were partially offset by a net decrease in stock-based compensation expense of $5.8 million, primarily as a result of certain fixed awards becoming fully expensed in 2004. Stock-based compensation expense resulting from modifications of stock options for employees in transition or advisory roles upon their termination of employment with us also decreased. Additionally, we recorded stock-based compensation expense in 2004, but not in 2005, as a result of the issuance of compensatory shares and as a result of the issuance of compensatory shares under our 1998 ESPP priced at a discount greater than 15% from the applicable closing price of our common stock. The remaining fluctuations were individually insignificant. Excluding stock-based compensation expense, portions of which will fluctuate based on changes in the market price of our common stock and the number of stock options outstanding which are subject to variable accounting, we expect general and administrative expenses to increase in absolute dollars for fiscal year 2006 due to a projected growth in headcount.

The increase in general and administrative expense for the year ended December 31, 2004 was primarily attributable to higher personnel-related costs of $5.8 million resulting from due to growth in headcount and additional fees for audit, tax and other consulting services of $6.9 million, of which $3.3 million was related to projects for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The increase was also attributable to higher allocated facility expenses of $0.8 million, higher allocated IT infrastructure expenses of $0.6 million and an increase in loss on disposal of assets of $0.5 million. Facility expenses and IT infrastructure expenses increased primarily due to the lease of our new headquarters. These increases in costs were partially offset by a net decrease in stock-based compensation expense of $8.9 million, resulting from a decrease in the number of outstanding stock options subject to variable accounting due to exercises, forfeitures or cancellations, and changes in the market value of our common stock. The decrease in stock-based compensation expense was also associated with a decrease in the number of outstanding fixed awards due to cancellations and certain awards becoming fully expensed in 2003 and early 2004. The decrease was further offset by additional stock-based compensation expense resulting from modifications of stock options for employees in transition or advisory roles upon their termination of employment with us.

Acquisition-related expenses

We did not incur significant acquisition-related expenses for the year ended December 31, 2005.

Acquisition-related expenses of $0.9 million for the year ended December 31, 2004 related to acquired in-process research and development (IPR&D) from the acquisition of Appilog in July 2004.

Acquisition-related expenses of $12.0 million for the year ended December 31, 2003, related to acquired in-process research and development from acquisitions of Performant in May 2003 and Kintana in August 2003.

We expensed IPR&D because technological feasibility had not been established from the acquired in-process technology of Appilog, Kintana, and Performant and no future alternative uses existed upon the acquisitions. The fair value of in-process research and development was determined using a discounted cash flow approach with key assumptions for percentage of completion, future market demand, and product life cycle. Acquired IPR&D projects from these acquisitions had been completed as of December 31, 2004.

Also, see Notes 5 and 6 to the Notes to Consolidated Financial Statements for additional information regarding the acquisitions completed and the acquired in-process research and development recorded, respectively.

Costs of restatement and related legal activities

We have incurred substantial expenses with third parties for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our review of our historical financial statements, the preparation of the restated financial statements, the SEC investigation, inquiries from other government agencies, and the related class action and derivative litigation. During the year ended December 31, 2005, we incurred $84.0 million of expenses related to these activities, including a proposed settlement of $35.0 million to the SEC. We estimate that we incurred approximately $23.3 million of expenses related to these activities for the six months ended June 30, 2006. On September 28, 2006, we announced that we had proposed a settlement to the staff of the SEC, which the staff has agreed to recommend to the SEC, to conclude for us the matters arising from the formal SEC investigation. We have proposed to pay a $35.0 million civil penalty and to consent to the entry of a final judgment by a federal court permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. The proposed settlement is contingent on the review and approval of final documentation by us and the staff of the SEC, and is subject to final approval by the SEC. We have expensed the amount as “Costs of restatement and related legal activities” in our consolidated statement of operations against “Accrued and other liabilities” in our consolidated balance sheets for the year ended December 31, 2005. As provided in the Merger Agreement with us, Hewlett-Packard has consented to the settlement offer and will also be required to approve the final settlement documentation. We continue to cooperate with the SEC and other government agencies regarding this matter. There can be no assurance that our efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and we cannot predict the timing or the final terms of any settlement.

Restructuring, integration, and other related expenses

In July 2005, based upon a review of our operational effectiveness to better align our people, resources, and assets with our business objectives, our Board of Directors approved a restructuring plan which solely included a global reduction in headcount. The restructuring expense incurred for headcount reductions consisted solely of one-time severance and termination benefits for approximately 65 individuals and was reported under “Restructuring, integration and other related expenses” in our consolidated statements of operations. As of December 31, 2005, all employment separations were completed. We recorded restructuring expense of $2.1 million, all of which had been paid as of December 31, 2005. There were no restructuring activities during the years ended December 31, 2004 and 2003.

Integration and other related expenses for the year ended December 31, 2004 were primarily attributable to a milestone bonus plan associated with certain research and development activities that was signed in conjunction with the acquisition of Performant in 2003. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates. The commitment will be earned over time as milestones are achieved and recorded as an expense in the consolidated statement of operations as earned. The maximum total payment under the plan is $5.5 million, of which $5.2 million had been paid through December 31, 2004 and December 31, 2005.

Integration and other related expenses for the year ended December 31, 2003 resulted primarily from milestone achievements of $2.8 million related to the milestone bonus plan signed in conjunction with the acquisition of Performant and integration costs of $0.6 million associated with the Kintana acquisition, primarily for employee severance and consulting services.

Amortization of intangible assets

The decrease in amortization of intangible assets for the year ended December 31, 2005 was primarily due to having less than a full year’s expense for Freshwater intangibles that became fully amortized during the first half of the year, slightly offset by partial year amortization of BeatBox intangibles which commenced during the fourth quarter of 2005.

The increase in amortization of intangible assets for the year ended December 31, 2004 was primarily due to a full year’s amortization of intangible assets related to the acquisitions of Performant in May 2003 and Kintana in August 2003, the purchase of existing technology in the third quarter of 2003, and the acquisition of a domain name in the fourth quarter of 2003. The increase was also attributable to amortization of expenses associated with intangible assets of $8.9 million acquired from the Appilog acquisition in July 2004.

We amortize intangible assets on a straight-line basis over their useful lives, which best represents the distribution of the economic value of the intangible assets.

For the years ended December 31, 2005, 2004 and 2003, $5.4 million, $5.5 million, and $2.3 million, respectively, in intangible assets related to our current products was amortized to expense.

Future amortization of intangible assets at December 31, 2005 is as follows (in thousands):

Year Ended December 31,
2006	$12,313
2007	6,209
2008	5,062
2009	1,954
Thereafter	—

$25,538

Also see Notes 5 and 6 to the Notes to Consolidated Financial Statements for additional information regarding the acquisitions completed in 2005, 2004 and 2003 and the intangible assets acquired in each acquisition.

Loss on intangible and other assets

During the second quarter of 2005, as part of our review of our operational effectiveness to better align our people, resources and assets with our new business objectives, management decided to discontinue development of technology we licensed from Motive. This decision resulted in an impairment review of prepaid royalties of $15.4 million. Based upon management’s decision to discontinue development efforts, combined with the fact that Motive-based products had not been available for sale, there were no projected revenues or cash flows associated with the Motive technology. Since we determined that we had no alternative use for the licensed technology, the prepaid royalties of $15.4 million were not recoverable and were expensed in the second quarter of 2005.

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

Excess facilities expense

We had no excess facilities expense for the year ended December 31, 2005.

Excess facilities expense for the years ended December 31, 2004 and 2003 was $8.9 million and $16.9 million, respectively, and was primarily related to the write-down of three vacant buildings we owned in

Sunnyvale that had been placed for sale. In July 2003, the Board of Directors approved a plan to lease a new headquarters facility and to sell the existing buildings we owned in our Sunnyvale headquarters. In September 2003, as a result of our decision to move to a new headquarters facility and to sell two vacant buildings, we performed an impairment analysis of the vacant buildings. In the third quarter of 2003, we recognized a non-cash expense of $16.9 million to write down the net book value of the two vacant buildings to their appraised market value. We considered the cost to maintain the facilities until sold and sales commissions related to the sale of the buildings when we calculated the expense. On January 30, 2004, we sold the two vacant buildings in Sunnyvale at carrying value to a third party for $2.5 million in cash, net of $0.2 million in transaction fees.

In April 2004, we completed the move from one of the two remaining buildings we owned and we placed the vacant building for sale. We recognized a non-cash expense to write down the net book value of the vacant building to its appraised market value. We included the cost to maintain the facility until sold and sales commissions related to the sale of the building when we calculated the expense. On January 7, 2005, we completed the sale of the third vacant building at carrying value to a third party for $4.9 million in cash, net of $0.3 million in transaction fees.

Excess facilities expense for the year ended December 31, 2004 also related to the remaining lease payments for two leased facilities from the Kintana acquisition. In connection with our move into our consolidated headquarters, we vacated two leased facilities from the Kintana acquisition. We recognized a non-cash expense for the remaining lease payments, as well as the associated costs to protect and maintain the leased facilities prior to returning these leased facilities to the lessor. One of these lease agreements expired in September 2004 and the other expired in December 2005. The excess facilities expense also included the write-off of leasehold improvements and the disposal of fixed assets, net of cash proceeds, associated with these facilities.

Non-operating income (expense)

The following table presents non-operating income (expense) for the periods indicated (in thousands, except percentages):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2005	2004	$	%	2004	2003	$	%
Interest income	$53,296	$38,210	$15,086	39%	$38,210	$34,399	$3,811	11%
Interest expense	(31,851)	(24,627)	(7,224)	(29)%	(24,627)	(22,824)	(1,803)	(8)%
Other income (expense), net	(37,769)	(1,261)	(36,508)	(2,895)%	(1,261)	(4,907)	3,646	74%

Total non-operating income (expense), net	$(16,324)	$12,322	$(28,646)	(232)%	$12,322	$6,668	$5,654	85%

Percentage of total revenues	(2)%	2%			2%	2%

Interest income

The increase in interest income for the year ended December 31, 2005 was attributable to an improvement in the average yields of our investments and higher average cash and investment balances as compared to 2004. The increase in interest income for the year ended December 31, 2004 was attributable to an improvement in the average yields of our cash and investments during 2004 compared to 2003, partially offset by a decrease in our average cash and investments balances in 2004.

Interest expense

Interest expense for the year ended December 31, 2005 and 2004 primarily consisted of interest expense associated with our interest rate swap, the 2000 Notes, and amortization of debt issuance costs associated with the issuance of our 2003 Notes and 2000 Notes. The increase in interest expense in 2005 was primarily due to an increase in the London Interbank Offering Rate (LIBOR) associated with our interest rate swap agreement and, to a lesser extent, the amortization of waiver fees incurred for amending the terms of the 2000 Notes. The increase in interest expense in 2004 was due to an increase in the LIBOR associated with our interest rate swap agreement and a full year’s amortization of debt issuance costs associated with our 2003 Notes issued in April 2003.

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

Also, see Notes 7, 13 and 18 to the Notes to Consolidated Financial Statements for additional information regarding our 2000 Notes and the related interest rate swap activities.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2005 primarily consisted of the fair value of a put option associated with our 2003 Notes, net gains or losses on investments in non-consolidated companies, a warrant to purchase common stock of Motive, and currency gains and losses. The increase in other expense, net for the year ended December 31, 2005 was primarily due to the recording of a put option associated with an amendment to the terms of our 2003 Notes in the fourth quarter of 2005. The fair value of the put feature related to the 2003 Notes of $34.2 million was recorded as an expense in our consolidated statements of operations in the fourth quarter of 2005 and will be marked-to-market through our consolidated statements of operations each period until expiration of the put.

The decrease in other expense, net for the year ended December 31, 2004 was primarily attributable to a decrease of $2.9 million in losses on our investments in privately-held companies and a private equity fund and a realized gain of $0.3 million on the sale of available-for-sale securities.

The fair value of the Motive warrant was calculated using the Black-Scholes option-pricing model, which requires subjective assumptions including expected stock price volatility. In June 2004, Motive completed an initial public offering and is listed in a U.S. stock market. A decline in the U.S. stock market and the market price of Motive’s common stock could contribute to volatility in our reported results of operations. In determining the loss to be recorded on our investments in privately-held companies and private equity funds, we consider the most recent valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

Also, see Notes 7, 13 and 18 to the Notes to Consolidated Financial Statements for additional information regarding our 2000 Notes and 2003 Notes and the related interest rate swap activities.

Provision for income taxes

Our future tax provisions will depend upon the mix of worldwide income and the tax rates in effect for various tax jurisdictions. Historically, our operations have generated a significant amount of income in Israel where tax rate incentives have been extended to encourage foreign investments. The tax holidays and rate reductions, which we will be able to realize under programs currently in effect, expire in 2006 through 2013. The effective tax rates for the years ended December 31, 2005, 2004, and 2003 differ from statutory tax rates principally because of our participation in taxation programs in Israel and the 2005 repatriation of foreign earnings under The American Jobs Creation Act of 2004. We intend to increase our investment in our Israeli operations consistent with our overall tax strategy. Other factors that cause the effective tax rates and statutory tax rates to differ include differences between book and tax treatment of expenses for amortization of intangible assets, stock-based compensation, and in-process research and development. U.S. income taxes and foreign withholding taxes were not provided for undistributed earnings for certain non-U.S. subsidiaries. We intend to invest these earnings indefinitely in operations outside the U.S.

Our effective tax rate increased in 2005 from 2004, primarily due to the repatriation of earnings from our Israeli subsidiary under The American Jobs Creation Act of 2004, which resulted in a significant amount of Israeli and U.S. taxes.

In 2002, we sold the economic rights of intellectual property acquired from Freshwater in 2001 to our Israeli subsidiary. As a result of this intellectual property sale, we recorded a current income tax payable and a prepaid tax asset in the amount of $25.5 million, which will be amortized to income tax expense in our consolidated statements of operations over eight years, which approximates the period over which the expected benefit is expected to be realized. At December 31, 2005 and 2004, the prepaid tax asset was $12.7 million and $15.9 million, respectively. We are currently evaluating the migration of the economic ownership of technology acquired from Performant and Kintana to our Israeli subsidiary. This migration may lead to an increase in our effective income tax rate. In the event we do not migrate the technology, our effective tax rate may also increase due to a greater portion of U.S. source income associated with technology acquired from Performant and Kintana.

Factors that could increase our effective tax rate include changes to our intention to indefinitely reinvest earnings in operations outside the U.S., dividends of earnings generated from our Israeli approved enterprise tax holiday, the effect of changing economic conditions, business opportunities, and changes in tax laws and rulings. The Israeli reduced tax rates are conditional upon us fulfilling the terms stipulated under the Israeli law for the Encouragement of Capital Investments of 1959. Failure to comply with these conditions may result in cancellation of the benefits in whole or in part. We have in the past, and may in the future, retire amounts outstanding under our 2000 Notes. To the extent these repurchases are completed below the par value of our 2000 Notes, we may generate taxable gains from these repurchases. These gains may result in an increase our effective tax rate. Merger and acquisition activities, if any, could result in nondeductible expenses, which may increase our effective tax rate.

2005 and 2004 Unaudited Quarterly Financial Information

The following table presents consolidated statements of operations for the fiscal quarters during the years ended December 31, 2005 and 2004. The statements of operations for the 2004 fiscal quarters have been amended from such data as reported in our reports on Forms 10-Q for the fiscal quarters ended March 31, June 30 and September 30, 2004, to reflect our restated consolidated statements of operations for fiscal year 2004, as reported in and summarized in our Amended Annual Report on Form 10-K/A for year ended December 31, 2004, filed on July 3, 2006. The consolidated statement of operations for the first quarter of 2005 reflects our restated financial statements presented in our Amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2005, filed on August 1, 2006. This unaudited quarterly financial information has been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions of Article 10 of Regulation S-X. In our opinion, all adjustments, consisting only of normal recurring adjustments, except as disclosed herein, that are considered necessary for a fair presentation of our consolidated financial statements have been reflected in the interim financial information. Results of operations for the quarterly periods presented are not necessarily indicative of the results that may be expected for any future period.

	2005				2004
	Three Months ended				Three Months ended
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Revenues:
License fees	$87,487	$67,245	$78,671	$71,067	$84,831	$59,004	$59,958	$57,589
Subscription fees	47,359	49,055	45,217	45,976	43,182	38,420	34,659	35,938

Total product revenues	134,846	116,300	123,888	117,043	128,013	97,424	94,617	93,527
Maintenance fees	67,614	64,462	59,738	56,577	52,041	49,112	48,158	46,904
Professional service fees	26,418	27,394	23,388	25,479	24,703	18,836	16,322	16,414

Total revenues	228,878	208,156	207,014	199,099	204,757	165,372	159,097	156,845

Costs and expenses:
Cost of license and subscription (including stock-based compensation*)	12,304	12,351	11,010	11,198	11,982	8,844	10,728	10,245
Cost of maintenance (including stock-based compensation*)	3,943	4,714	3,562	4,508	5,263	3,342	4,908	4,385
Cost of professional services (including stock-based compensation*)	22,978	24,795	22,559	21,282	19,543	14,871	15,497	13,826
Cost of revenue—amortization of intangible assets	2,631	2,498	2,506	2,506	2,506	2,506	2,402	2,605
Marketing and selling (including stock-based compensation*)	84,565	81,891	86,400	92,379	101,183	67,230	86,003	81,451
Research and development (including stock-based compensation *)	21,277	21,732	21,087	19,579	23,131	16,196	20,335	22,460
General and administrative (including stock-based compensation *)	17,273	18,837	16,500	17,950	18,609	14,644	13,909	16,640
Acquisition-related expenses	—	—	—	—	—	900	—	—
Costs of restatement and related legal activities	71,366	11,772	902	—	—	—	—	—
Restructuring, integration and other related expenses	22	2,028	—	—	(7)	985	1,131	979
Amortization of intangible assets	1,365	1,357	1,352	1,353	1,394	1,473	1,342	1,335
Loss on intangible and other assets	—	—	15,998	—	—	—	—	—
Excess facilities expenses	—	—	—	—	(235)	—	9,178	—

Total costs and expenses	237,724	181,975	181,876	170,755	183,369	130,991	165,433	153,926

	2005				2004
	Three Months ended				Three Months ended
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Income (loss) from operations	$(8,846)	$26,181	$25,138	$28,344	$21,388	$34,381	$(6,336)	$2,919
Interest income	15,969	13,974	12,565	10,788	9,753	9,609	9,699	9,149
Interest expense	(9,538)	(7,856)	(7,463)	(6,994)	(6,608)	(6,252)	(5,903)	(5,864)
Other income (expense), net	(35,593)	(346)	(588)	(1,242)	643	(770)	(748)	(386)

Income (loss) before provision for income taxes	(38,008)	31,953	29,652	30,896	25,176	36,968	(3,288)	5,818
Provision for income taxes	145,268	2,451	2,022	4,681	1,562	3,946	107	5,283

Net income (loss)	$(183,276)	$29,502	$27,630	$26,215	$23,614	$33,022	$(3,395)	$535

Net income (loss) per share—basic	$(2.08)	$0.34	$0.32	$0.31	$0.28	$0.38	$(0.04)	$0.01

Net income (loss) per share—diluted (1)	$(2.08)	$0.30	$0.28	$0.26	$0.24	$0.33	$(0.04)	$0.01

Weighted average common shares—basic	88,128	87,398	86,713	85,664	84,413	87,828	92,330	91,262

Weighted average common shares and equivalents—diluted (1)	88,128	100,434	101,063	100,712	99,528	101,611	92,330	98,489

__________

(1)        For the periods when we have net income, diluted net income per share and weighted average diluted common shares and equivalents include the effect of common stock issuable upon the conversion of the Zero Coupon Senior Convertible Notes due 2008 issued in 2003. For the periods when we have net loss, stock options outstanding were considered anti-dilutive due to our net loss and therefore were not included in our diluted earnings per share computation. See Note 1 in the Notes to the Consolidated Financial Statements for the basic and diluted net income per share computations for these periods.

* Stock-based compensation:
Cost of license and subscription	$(752)	$164	$(793)	$267	$1,310	$(1,175)	$789	$277
Cost of maintenance	(461)	179	(991)	260	1,137	(762)	836	514
Cost of professional services	(384)	115	(455)	205	945	(914)	621	146
Marketing and selling	(4,797)	2,282	(4,173)	3,096	11,381	(8,563)	8,476	5,011
Research and development	(1,370)	596	(1,487)	777	3,319	(2,383)	2,575	4,688
General and Administrative	(332)	293	(227)	667	1,664	(336)	1,646	3,258

Our results of operations for each of the fiscal quarters during the years ended December 31, 2005 and 2004 are predominantly consistent with the year-over-year discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” by each financial statement category as presented in our consolidated statements of operations for the years ended December 31, 2005 and 2004, except for the following significant quarterly changes:

•	License fees for the three months ended September 30, 2005 were negatively affected by a reduction in customer orders of our application delivery license products and application management license products;

•	Total costs and expenses are materially affected, on a quarter-by-quarter basis, by stock-based compensation expense primarily due to changes in the market price of our common stock and the number of stock options outstanding which are subject to variable accounting;

•	Costs of restatement and related legal activities increased from $0.9 million in the three months ended June 30, 2005 to $11.8 million for the three months ended September 30, 2005, and then to $71.4 million for the three months ended December 31, 2005, of which $35.0 million related to a proposed settlement with the SEC. See “—Results of Operations—Costs and Expenses—Costs of restatement and related legal activities” for additional details; and

•	The net loss for the three months ended December 31, 2005 was primarily due to the provision for income taxes principally related to the repatriation of earnings from our Israeli subsidiary under The American Jobs Creation Act of 2004.

Liquidity and Capital Resources

At December 31, 2005, our principal source of liquidity consisted of $1,401.1 million of cash and investments, compared to $1,138.4 million at December 31, 2004. The December 31, 2005 balance included $240.4 million of short-term investments and $287.6 million of long-term investments, compared to $447.5 million of short-term investments and $508.1 million of long-term investments in the December 31, 2004 balance. The increase in cash and investments during the year ended December 31, 2005 was due to overall growth of our business and cash received from issuance of common stock under our stock option and employee stock purchase plans, partially offset by cash used for capital expenditures, the acquisitions of BeatBox and Intuwave, and debt waiver fees. During the year ended December 31, 2005, we generated $195.5 million of cash from operating activities, compared to $212.4 million and $180.9 million during the years ended December 31, 2004 and 2003, respectively.

During the year ended December 31, 2005, cash provided by our investing activities was $410.8 million, compared to $71.3 million during the year ended December 31, 2004. Cash proceeds from investing activities in 2005 consisted primarily of net proceeds of $428.3 million from maturities, purchases and sales of our investments. Cash used for investing activities during the year ended December 31, 2005 was primarily for equipment, software and construction to support our sales and research activities, as well as other purchases to support the growth of our business. During 2005, our investing activities included $1.1 million for the construction of research and development facilities in Israel on land purchased in 2004 for $2.3 million. We expect to spend an additional $19.0 million on construction of the Israel facility which is expected to be completed in December 2007.

During the year ended December 31, 2005, our primary financing activities consisted of cash proceeds of $86.1 million from common stock issued under our employee stock option and stock purchase plans and net proceeds of $1.4 million from the collection of notes receivable for common stock, offset by $7.1 million for payment of debt waiver fees. During the year ended December 31, 2004, cash used by financing activities was $226.1 million and was primarily for common stock repurchases of $332.2 million, offset by proceeds from common stock issuances under our employee stock option and stock purchase plans of $104.0 million.

As of December 31, 2005, we are committed to make additional capital contributions to a private equity fund in which we are a limited partner totaling $4.1 million. Such contributions may be made at the request of the general partner of the fund through fiscal year 2013 or until the fund is liquidated.

As of December 31, 2005, we had four outstanding irrevocable letter of credit agreements totaling $2.2 million with Wells Fargo & Company (Wells Fargo). These letter of credit agreements were drawn from a $5.0 million letter of credit line issued in February 2005. Two of the letter of credit agreements relate to facility lease agreements assumed by us in conjunction with the acquisition of Kintana in 2003 and Freshwater in 2001. These agreements expired on March 1, 2006 and August 31, 2006, respectively. The third agreement relates to a facility lease agreement for our new headquarters in Mountain View, California. This agreement automatically renews annually unless we provide a termination notice to Wells Fargo. The fourth letter of credit agreement was issued in connection with a new sublease agreement we executed to lease additional buildings at our Mountain View headquarters. This agreement expires on March 26, 2013.

We lease facilities for our headquarters and sales offices in the U.S. and foreign locations primarily under non-cancelable operating leases that expire through 2015. Certain of these leases contain renewal options. In February 2005, we entered into a lease agreement to lease additional buildings at our headquarters in Mountain View, California. Under the terms of the lease, which expires in March 2013, we commenced occupying the buildings in May and July 2005. On August 22, 2005, we entered into an agreement to sublease one of our buildings at our headquarters in Mountain View beginning in November 2005 for a term of three years. The contractual obligations presented in the table below represent our estimate of future minimum payments under contractual obligations and commitments. Changes in business needs, cancellation provisions, changes in interest rates and other factors may result in actual payments differing from the estimates. Our contractual obligations, including two vacant facilities from our Kintana acquisition, are included in the following table at December 31, 2005 (in thousands):

	Due in
	2006		2007		2008		2009	2010	Thereafter	Total
Zero Coupon Senior Convertible Notes due 2008 (2003 Notes)	$500,000	(2)	$—		$—	(2)	$—	$—	$—	$500,000	(2)
4.75% Convertible Subordinated Notes due 2007 (2000 Notes) (1)	—		300,000	(2)	—		—	—	—	300,000	(2)
Non-cancelable operating leases, net (3)	20,744		16,143		12,301		10,775	8,935	24,289	93,187
Royalty and license agreements	2,892		1,872		273		20	20	160	5,237
Purchase obligations	864		—		—		—	—	—	864

	$524,500		$318,015		$12,574		$10,795	$8,955	$24,449	$899,288

(1)	The above table does not include contractual interest payments on the 2000 Notes. Assuming we do not retire additional 2000 Notes during 2006 and interest rates stay constant, we estimate that we will make interest payments, net of our interest rate swap, of approximately $15.8 million in 2006, and approximately $7.9 million during 2007. The face value of our 2000 Notes differs from our carrying value. In May 2006, we terminated our $300.0 million receive fixed / pay floating interest rate swap. See Notes 7 and 18 of the Notes to Consolidated Financial Statements for a full description of our long-term debt activities and related accounting policy.
(2)	Although the 2003 Notes contractually mature on May 1, 2008, they have been included in 2006 contractual obligations and classified as a current liability on our Consolidated Balance Sheets as of December 31, 2005, since if the put option is exercised by the holders of all of the 2003 Notes, we will be required to pay $536.3 million on October 31, 2006 to the holders of the 2003 Notes. In addition, if the put option is exercised by the holders of all of the 2000 Notes, we will be required to pay $303.9 million on March 1, 2007 to the holders of the 2000 Notes. See Note 18, “Subsequent Events,” of the Notes to Consolidated Financial Statements for further detail.
(3)	Net of payments from sublease agreements.

In July 2000, we issued $500.0 million in 4.75% Subordinated Convertible Notes due July 1, 2007. The 2000 Notes bear interest at a rate of 4.75% per annum and are payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. Additionally, the holders of the 2000 Notes have the right to require us, at their option, to repurchase the 2000 Notes prior to their maturity date (a) upon the occurrence of a change of control of Mercury at 100% of the principal amount thereof or (b) as described below, pursuant to a put option that allows holders to require us to repurchase their 2000 Notes on March 1, 2007 at 101.3% of the principal amount thereof. From December 2001 through December 31, 2002, we retired $200.0 million face value of the 2000 Notes. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. If we redeem the 2000 Notes, we will pay accrued interest up to the redemption date. We have not redeemed any portion of the 2000 Notes since the original issuance through December 31, 2005.

In April 2003, we issued $500.0 million of Zero Coupon Senior Convertible Notes due 2008 in a private offering. The 2003 Notes mature on May 1, 2008, do not bear interest, have a zero yield to maturity and may be converted into our common stock. Holders of the 2003 Notes may convert their 2003 Notes prior to maturity only if the sale price of our common stock reaches specified thresholds or if specified corporate transactions have occurred. Upon conversion, we have the right to deliver cash instead of shares of our common stock. Additionally, the holders of the 2003 Notes have the right to require us, at their option, to repurchase the 2003 Notes prior to their maturity date (a) upon the occurrence of a change of control of Mercury at 100% of the principal amount thereof or (b) as described below, pursuant to a put option that allows holders to require us to repurchase their 2003 Notes on October 31, 2006 or November 30, 2006 at 107.25% of the principal amount thereof.

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

On October 2, 2006, we announced an offer to repurchase the 2003 Notes, pursuant to the contractual obligations described above, which we undertook in connection with waivers obtained from holders of the 2003 Notes in May 2006. Each holder of 2003 Notes has the right to require us to purchase all or any part of such holder’s 2003 Notes at a price equal to $1,072.50 per $1,000 of principal amount. If all outstanding 2003 Notes are surrendered for purchase, the aggregate cash purchase price will be approximately $536.3 million. The repurchase offer will terminate on October 31, 2006.

In 2002, we entered into an interest rate swap agreement of $300.0 million with GSCM to hedge the change in the fair value attributable to the LIBOR of our 2000 Notes. The interest rate swap matures in July 2007. The value of the interest rate swap is determined using various inputs, including forward interest rates and time to maturity. Under the terms of the swap, we provided initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (regardless of movements in the value of the swap) and from time to time additional collateral can change hands between us and GSCM as swap rates and equity prices fluctuate. We classified the initial collateral as “Other assets, net” in our consolidated balance sheets at December 31, 2004. In May 2005, we substituted the collateral held in the form of cash with a fixed income security. The security was previously purchased and held as a long-term, held-to-maturity investment. At December 31, 2005, the security was recorded at its amortized cost of $7.5 million in “Long-term investments” in our consolidated balance sheets. Our interest rate swap was recorded at its fair value of approximately $4.8 million in “Other assets, net” in our consolidated balance sheets as of December 31, 2004, but the swap value continues to fluctuate due to the volatility of interest rates. Our interest rate swap became a liability of $2.3 million at December 31, 2005. In the event we choose to terminate the swap before maturity, and the swap is a liability due to an unfavorable value, we would be obligated to pay to GSCM the market value of the swap at the termination date.

On May 22, 2006, we terminated our $300.0 million receive fixed / pay floating interest rate swap, with a fair value of approximately $3.9 million. As a result, we made a cash payment to GSCM of approximately $0.4 million. Our decision to terminate the swap resulted from various considerations, including the potential effect of the put option issued to the holders of the 2000 Notes, which could effectively change the maturity of the 2000 Notes to March 1, 2007, the continued volatility and uncertainty of the interest rate environment, and the fact that the LIBOR exceeded our fixed coupon rate of 4.75%. In connection with the swap termination, we will record an expense of approximately $1.4 million in the second quarter of 2006 resulting from the ineffectiveness primarily caused by the change in cash flows from issuance of the put option, which will be substantially different from the previously anticipated cash flows. In addition, the excess of the face value of the debt that was subject to the swap over the fair value of the debt as of the date the swap was terminated was $2.5 million and will be amortized to expense on a straight-line basis until March 1, 2007, the put date on the 2000 Notes. Interest expense on the 2000 Notes will be fixed at the stated coupon rate of 4.75% over the remaining life of the 2000 Notes.

We have incurred substantial expenses with third parties for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our review of our historical financial statements, the preparation of the restated financial statements, the SEC investigation, inquiries from other government agencies, the related class action and derivative litigation, and the amendments to the terms of our Notes as a result of our failure to timely file our Exchange Act reports with the SEC and the trustee for the Notes. During the year ended December 31, 2005, we incurred $84.0 million of expenses related to these activities, and we estimate that we incurred approximately $23.3 million of expenses related to these activities in the six months ended June 30, 2006. We expect to continue to incur significant expenses in connection with these matters.

In addition, we have acquired two companies and certain technology assets in the first half of 2006 and have incurred, or will be required to incur, cash outlays of approximately $123.5 million.

During December 2005, we repatriated $500.0 million from our Israeli subsidiary under The American Jobs Creation Act of 2004. Significant tax payments are required as a result of this repatriation. The repatriation is subject to taxes of approximately $117.5 million for Israeli taxes, approximately $20.6 million for U.S. federal taxes and approximately $3.2 million for state taxes in accordance with tax laws existing at the time.

Historically, a significant amount of our income and cash flow has been generated in Israel where income tax rate incentives have been extended to encourage foreign investment. We may have to pay significantly more income taxes if these income tax rate incentives are not renewed upon expiration, tax rates applicable to us are increased, or we choose to repatriate cash balances from Israel to other tax jurisdictions. In addition, our future income tax provisions will depend upon the mix of worldwide pre-tax income and the tax rates in effect for various tax jurisdictions. See Note 12, “Income Tax” for additional information.

For the years ended December 31, 2005, 2004 and 2003, our primary source of funding was cash generated by our operations. A decrease in customer demand or a decrease in the acceptance of our future products and services may affect our ability to generate positive cash flow from operations.

A shift in the mix of license types does not affect our collections cycle as we typically invoice the customers up front for the full license amount and cash is generally received within 30-60 days from the invoice date. Our results of operations are affected by the mix of license types entered into in connection with the sale of products. As revenue associated with our subscription licenses is generally recognized ratably over the term of the license, any increase in our subscription business will also result in deferred revenue becoming a larger component of our cash provided by operations. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then the two generally are bundled together and revenue is recognized over the term of the contract. If our business was to shift to a greater percentage of revenue generated from a subscription revenue model, we may experience a decrease or a lower rate of growth in recognized revenue in a given period. Deferred revenue at December 31, 2005 was $464.9 million, compared to $413.8 million at December 31, 2004. We expect the mix of licenses to fluctuate.

On July 25, 2006, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Hewlett-Packard Company (HP) and Mars Landing Corporation, a wholly-owned subsidiary of HP (Merger Sub). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on August 17, 2006, Merger Sub commenced a cash tender offer (the Offer) for all of the issued and outstanding shares of our common stock, par value of $0.002 per share, at a purchase price of $52.00 per share. The closing of the Merger is subject to customary closing conditions, and, depending on the number of shares held by HP after its acceptance of the shares properly tendered in connection with the Offer, approval of the Merger by the holders of our outstanding shares remaining after the completion of the Offer also may be required. Under terms specified in the Merger Agreement, if the sale of Mercury to HP is not completed, we could be required to pay HP a termination fee of $170.0 million in certain circumstances.

In the future, we expect cash will continue to be generated from our operations. For the year ending December 31, 2006, we expect to spend approximately $7.0 to $8.0 million on our customer management database and operational and financial reporting system that we purchased in December 2004. Also, we are named as a party to several class action and derivative action lawsuits arising from the Special Committee investigation and the SEC investigation. An unfavorable outcome in such litigation could result in significant legal expenses. We have provided information relating to findings with tax implications of the stock option matters to the Internal Revenue Service, and are presently discussing possible settlement terms. In addition, on September 28, 2006, we announced that we had proposed a settlement to the staff of the SEC, which the staff has agreed to recommend to the SEC, to conclude for us the matters arising from the formal SEC investigation. We have proposed to pay a $35.0 million civil penalty and to consent to the entry of a final judgment by a federal court permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. The proposed settlement is contingent on the review and approval of final documentation by us and the staff of the SEC, and is subject to final approval by the SEC. We have expensed the amount as “Costs of restatement and related legal activities” in our consolidated statement of operations against “accrued and other liabilities” in our consolidated balance sheets for the year ended December 31, 2005. As provided in the Merger Agreement with us, Hewlett-Packard has consented to the settlement offer and will also be required to approve the final settlement documentation. We continue to cooperate with the SEC and other government agencies regarding this matter. There can be no assurance that our efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and we cannot predict the timing or the final terms of any settlement. We do not expect the level of cash used to acquire property and equipment in 2006 to change significantly from 2005. We currently plan to reinvest our cash generated from operations in new short and long-term investments in high quality financial, government, and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. Cash could be used in the future for acquisitions or strategic investments. Cash could also be used to repurchase additional shares of our common stock or retire or redeem additional debt. For example, since the inception of the stock repurchase program on July 27, 2004 and through December 31, 2005, cash used to repurchase our common stock was $332.2 million.

Assuming there is no significant change in our business, we believe our current cash and investment balances and cash flow from operations will be sufficient to fund our cash needs for at least the next twelve months.

Subsequent Events

For more information regarding events occurring after December 31, 2005, please refer to Note 18, “Subsequent Events” of the Notes to Consolidated Financial Statements.

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued and other liabilities;

•	accounting for sales commissions and deferred commissions;

•	accounting for stock-based compensation;

•	valuation of long-lived assets and other intangible assets;

•	valuation of goodwill;

•	accounting for income taxes; and

•	accounting for investments in non-consolidated companies.

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

A determination of whether an arrangement fee is fixed or determinable also depends, in part, upon the payment terms relating to such an arrangement. Extended payment terms may indicate that future concessions are likely to occur. Our customary payment terms are generally within 30-60 days of the invoice date. Arrangements with payment terms extending beyond our customary payment terms are generally considered not to be fixed or determinable. Additionally, provisions for rebates, price protection and similar items may result in arrangement fees that are not fixed or determinable. A determination of whether an arrangement fee is fixed or determinable is particularly relevant to revenue recognition on perpetual licenses. The amount and timing of our revenue recognized in any period may differ materially if we make different judgments.

Collectibility is probable

In order to recognize revenue, we must make a judgment regarding collectibility of the arrangement fee. Our judgment of collectibility is applied on a customer-by-customer basis. We generally sell to customers for which we have a history of successful collection. The amount and timing of revenue recognized in any period may differ materially if we make different judgments.

Estimating valuation allowances and accrued and other liabilities

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Use of estimates and assumptions include, but are not limited to deferred commissions and sales reserve.

We are required to make significant judgments and estimates in conjunction with recording deferred commissions on our consolidated balance sheets, specifically as it relates to associated revenues that will be recognized in future periods. Future revenues and timing of revenue recognition may vary significantly from period to period based on the application of the appropriate revenue recognition criteria. As a result, we are required to use estimates that include, but are not limited to, the composition of future revenues and timing of revenue recognition, which if changed could affect the timing and recognition of sales commissions as an expense in our consolidated statements of operations. Sales commissions are paid to employees in the month after we receive an order. Sales commissions are calculated as a percentage of the sales value of a signed contract or a customer signed purchase order. Deferred commissions are realizable through the future revenue streams under the customer contracts. Material differences may result in the amount and timing of our sales commissions expense recognized for any period if we make different estimates related to future revenue and timing of revenue recognition.

We must make estimates of potential future credits, warranty cost of product and services, and write-offs of bad debts related to current period product revenues. We analyze historical returns, historical bad debts, current economic trends, average deal size, changes in customer demand, and acceptance of our products when evaluating the adequacy of the sales reserve. Revenue for the period is reduced to reflect the sales reserve provision. As a percentage of current period revenues, charges against the sales reserve were insignificant in the years ended December 31, 2005, 2004, and 2003. Significant management judgments and estimates are made and used in connection with establishing the sales reserve in any reporting period. Material differences may result in the amount and timing of our revenues for any period if we make different judgments or use different estimates. At December 31, 2005 and 2004, the provision for sales reserve was $7.0 million and $5.2 million, respectively.

Accounting for sales commissions and deferred commissions

Sales commissions are paid to employees in the month after we receive an order. We sell our products under non-cancelable perpetual, subscription, or term contracts. Sales commissions are calculated as a percentage of the sales value of a signed contract or a customer signed purchase order. Sales commission rates vary by position, title, and the extent to which employees achieve rate accelerators by exceeding their quotas. Our policy is that sales commissions paid to employees are refundable to us when we are required to write off a customer accounts receivable because management has determined it has become uncollectible or in instances in which revenue may no longer be recognized.

Deferred commissions are incremental costs that are directly associated with non-cancelable subscription and term contracts with customers and consist of sales commissions paid to our sales employees. Deferred commissions are recognized over the term of the related customer contracts. Deferred commissions are realizable through the future revenue streams under the customer contracts. Recognition of deferred commissions is included in marketing and selling expense in the consolidated statements of operations. Deferred commissions are included in other current assets and other non-current assets on the consolidated balance sheets based on the expected recognition period of such amounts.

At December 31, 2005, current and non-current deferred commissions were $26.1 million and $5.9 million, respectively. At December 31, 2004, current and non-current deferred commissions were $23.1 million and $8.7 million, respectively.

Accounting for stock-based compensation

We account for stock-based compensation for options granted to our employees and members of our Board of Directors using Accounting Principles Board (APB) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standard Board Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123.

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

Promissory notes used in the past to exercise stock options are non-recourse in nature, and therefore we account for such transactions in accordance with Emerging Issues Task Force Consensus No. 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan Features Under APB Opinion No. 25” (EITF 95-16) and FIN No. 44. The promissory notes are interest bearing and the accrued interest on promissory notes is included in “Notes receivable from issuance of common stock” on the consolidated balance sheets. Our determination that the promissory notes are non-recourse was based on a series of factors that, when assessed collectively, indicated the promissory note holders were not at risk, despite the recourse provisions of the notes. These factors included, among other things: such loans were collateralized by the stock issued, loan interest in numerous circumstances was forgiven, and repurchase of shares by us in instances in which the value of the stock pledged as security for the loan was less than the loan amount upon maturity of the note or the note holder’s termination of employment. Since interest associated with non-recourse promissory notes is considered part of the option’s exercise price, and our promissory notes were subject to prepayment, the exercise prices of the awards were not fixed. Accordingly, stock options exercisable or exercised with non-recourse promissory notes are subject to variable accounting under APB No. 25. Additionally, certain stock options for which evidence of authorization could not be located are being accounted for as variable awards.

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

We account for our ESPP in accordance with APB No. 25, SFAS No. 123 and FASB Technical Bulletins No. 97-1 (FTB 97-1), Accounting Under Statement 123 for Certain Employee Stock Purchase Plans with Look-Back Option. We calculate stock-based compensation expense under the fair value based method for shares issued pursuant to our 1998 ESPP based on an estimate of shares to be issued using estimated employee contributions.

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

We determine the recoverability of long-lived assets and certain identifiable intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the asset and eventual disposition. Such estimation process is highly subjective and involves significant management judgment. Determination of impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the year ended December 31, 2005, we wrote-off prepaid royalties of $15.4 million paid to Motive in conjunction with a technology license agreement as a result of our decision to discontinue development of technology we licensed from Motive. We also recorded an impairment expense of $0.6 million to write-off the carrying value of technology acquired from Allerez. During the year ended December 31, 2004, we recorded an impairment expense of $6.7 million associated with a vacant building we owned that had been placed for sale. During the year ended December 31, 2003, we recorded an impairment expense of $16.9 million associated with two vacant buildings we owned. If our estimates or related assumptions change in the future, we may be required to record an impairment expense on long-lived assets and certain intangible assets to reduce the carrying amount of these assets. Net intangible assets and property and equipment were $105.6 million and $116.7 million as of December 31, 2005 and 2004, respectively.

Valuation of goodwill

We assess the impairment of goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future results of operations;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we further determine if an impairment exists based on projected discounted cash flow in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We performed an annual impairment review in the fourth quarters of 2005, 2004, and 2003, and we did not record an impairment expense based on our reviews. If our estimates or related assumptions change in the future, we may be required to record an impairment expense to reduce the carrying amount of goodwill to its estimated fair value.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets and presented in the related notes thereto. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. In addition, to the extent that we are unable to continue to reinvest a substantial portion of our profits in our Israeli operations, we may be subject to additional tax rate increases in the future. Our taxes could increase if these tax rate incentives are not renewed upon expiration, tax rates applicable to us are increased, authorities challenge our tax strategy, or our tax strategy is affected by new laws or rulings. To the extent we are able to continue to reinvest a substantial portion of our profits in lower tax jurisdictions, our tax rate may decrease in the future.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance for a substantial portion of our net operating losses related to the income tax benefits arising from the exercise of employees’ stock options. In the event actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could material affect our financial position and results of operations. If these net operating losses are ultimately recognized, the portion of these losses attributable to excess tax benefits arising from non-compensatory stock options will be accounted for as a credit to stockholders’ equity rather than as a reduction of income tax expense, and the portion attributable to vested non-compensatory shares of acquired companies will be accounted for as a credit to goodwill rather than as a reduction of income tax expense.

Accounting for investments in non-consolidated companies

From time to time, we hold equity investments in publicly traded companies, privately-held companies, and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our equity investments for impairment and will record reductions in carrying values if and when necessary. For equity investments in privately-held companies and private equity funds, our evaluation process is based on information we request from these companies and funds. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies and funds. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above fair value, or if a company has completed a financing with unrelated third party investors based on a valuation significantly lower than the carrying value of our investment, and the decline is other-than-temporary, it is our policy to record a loss in our consolidated statements of operations. Estimating the fair value of non-marketable equity investments in companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

For equity investments in publicly traded companies, we record a loss on investment in our consolidated statements of operations when we determine a decline in fair value below our carrying value is other-than-temporary. The ultimate value realized on these equity investments is subject to market price volatility until they are sold. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, earnings/revenue outlook, operational performance, management/ownership changes, competition, and stock price performance. Our on-going review may result in additional impairment expenses in the future which could significantly affect our results of operations.

At December 31, 2005, our equity investments in non-consolidated companies consisted of investments in privately-held companies of $4.1 million, a private equity fund of $8.4 million and a warrant to purchase common stock of Motive of less than $0.1 million. At December 31, 2005, our total capital contributions to the private equity fund were $10.9 million. We have committed to make additional capital contributions up to $4.1 million in the future. If the companies in which we have made investments do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments, we cannot be assured that we will be able to sell them at a gain or even recover our investment. A decline in the U.S. stock market and the market prices of publicly traded technology companies will adversely affect our ability to realize gains or a return of our capital on many of these investments. For the year ended December 31, 2005, we recorded a gain of $0.3 million on our investment in the private equity fund and a loss of $0.8 million related to a change in fair value of our Motive warrant. For the year ended December 31, 2004, we recorded losses of $1.1 million on our investments in privately-held companies and on our investment in the private equity fund. The loss was partially offset by an unrealized gain of $0.5 million related to a change in fair value of our Motive warrant. For the year ended December 31, 2003, we recorded losses of $2.4 million, $0.6 million and $0.5 million on three of our investments in privately-held companies and a loss of $0.4 million on our investment in the private equity fund. The losses on our investments in privately-held companies and private equity fund for the year ended December 31, 2003 were partially offset by an unrealized gain of $0.4 million for the initial fair value of our Motive warrant. In determining losses on our investments, we considered the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

The Motive warrant is treated as a derivative instrument due to a net settlement provision and is recorded at its fair value each reporting period. We calculate the fair value of our Motive warrant using the Black-Scholes option-pricing model. The option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility. In June 2004, Motive completed an initial public offering and is listed in the U.S. stock market. A decline in the U.S. stock market and the market price of Motive’s common stock could contribute to volatility in our reported results of operations.

Recent Accounting Pronouncements

On December 15, 2004, the FASB issued SFAS No. 123R, Share-Based Payment which requires public companies to value employee stock options and stock issued under employee stock purchase plans using a fair value based method on the option grant date and record it as stock-based compensation expense. Fair value based models, such as the Black-Scholes option-pricing model, require the input of highly subjective assumptions. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include expected stock price volatility and expected life of an option. On March 29, 2005, the SEC staff issued Staff Accounting Bulletin (SAB) No. 107 to provide further guidance on the valuation models, expected volatility, expected option term, income tax effects, classification of stock-based compensation costs, capitalization of compensation costs, and disclosure requirements. We currently use the Black-Scholes option-pricing model to calculate the pro forma effect on net income and net income per share if we had applied SFAS No. 123 to employee option grants. (See Note 1 to our Consolidated Financial Statements for the disclosure of the pro forma information for the years ended December 31, 2005, 2004, and 2003, if we had applied SFAS No. 123.) However, the actual effect on our results of operations upon adoption of the new standard could be significantly different from the pro forma information included in Note 1 to our Consolidated Financial Statements due to variations in estimates and assumptions used in the calculation. The effective date of SFAS No. 123R is for fiscal years beginning after June 15, 2005. SFAS No. 123R is effective on January 1, 2006. Due to the resources required to complete our restatement and become current with our SEC filings, we have not yet implemented SFAS No. 123R and are unable to estimate the effect this adoption will have on our results of operations. However, we expect the adoption of SFAS No. 123R to have a significant effect on our results of operations.

In March 2005, FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal year ending after December 15, 2005. The adoption of FIN No. 47 did not have an effect on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 changes the accounting and reporting requirements for a change in accounting principle that is either a voluntary change or as required by a newly issued accounting pronouncement which does not include an explicit transition requirement. In accordance with SFAS No. 154, a change in accounting principle should be reported through retrospective application to all prior periods. SFAS No. 154 also re-defines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 does not change the current reporting requirement for correction of an error. A correction of an error to previously issued financial statements should be reported as a prior period adjustment by restating the prior periods’ financial statements. SFAS No. 154 also provides guidance for determining whether retrospective application is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 further clarifies the reporting requirement for a change in depreciation, amortization, or depletion method for long-lived assets, which should be accounted for as a change in accounting estimate in the period of change and/or future periods. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. We do not expect the adoption of SFAS No. 154 to have a significant effect on our financial position or results of operations.

In June 2005, the EITF reached a consensus on EITF No. 05-02, The Meaning of Conventional Convertible Debt Instrument. EITF No. 05-02 provides the definition of “conventional convertible debt instrument” for applying the exception provision in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under EITF No. 05-02, a conventional convertible debt includes, but is not limited to, an instrument that provides the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event. EITF No. 05-02 is applicable to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The adoption of EITF No. 05-02 did not have a significant effect on our financial position or results of operations.

In November 2005, the FASB issued Staff Position, or FSP, SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP SFAS No. 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP SFAS No. 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are currently evaluating the effect that the adoption of FSP SFAS No. 115-1 will have on our consolidated results of operations and financial condition, but do not expect it to have a material effect.

In November 2005, the FASB issued FSP SFAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payments Awards”. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or the APIC pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent effect on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. We are currently evaluating the impact upon adoption of FSP SFAS No. 123R-3 and therefore are unable to estimate the effect on our overall results of the operations or financial position.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect of FIN 48 on our financial position and results of operations and therefore, are unable to estimate the effect on our overall results of operations or financial position.

In September 2006, the SEC Staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The difference in approaches for quantifying the amount of misstatements primarily results from the effects of misstatements that were not corrected at the end of the prior year (prior year misstatements). SAB No. 108 will require companies to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. The requirements are effective for reporting periods ending after November 15, 2006. We are currently in the process of evaluating the effect of SAB No. 108 on our financial position and results of operations and therefore, are unable to estimate the effect on our overall results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. We do not expect the adoption of SFAS No. 157 to have a significant effect on our financial position or results of operation.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk includes risk of changes in interest rates, foreign exchange rate fluctuations, and loss in equity investments.

Interest Rate Risk:

We mitigate market risk associated with our investments by placing our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer or issue. We have classified all of our investments in debt securities as either held to maturity or available-for-sale. Marketable equity securities are classified as short-term investments. At December 31, 2005, we did not hold any marketable equity securities. At December 31, 2005, $873.1 million, or 62.7% of our cash, cash equivalents, and investment portfolio, had maturities of less than 90 days, and an additional $240.4 million, or 17.3% of our cash, cash equivalents, and cash investments portfolio, had maturities of less than one year. All debt securities classified as held-to-maturity investments mature in less than three years as required by our policy. From time to time, we also invest in auction rate securities, which we classify as available-for-sale investments. Information about our investment portfolio in debt securities is presented in the table below which states notional amounts and the related weighted-average interest rates. Amounts represent maturities from December 31, 2005 to the dates shown below for each of the twelve-month periods (in thousands, except percentages):

	December 31,
	2006	2007	Total	Fair Value
Investments maturing within 30 days at December 31, 2005:
Fixed rate	$621,587	$—	$621,587	$621,558
Weighted average rate	4.25%	—	4.25%	—
Investments maturing more than 30 days after December 31, 2005:
Fixed rate	$354,205	$280,066	$634,271	$628,375
Weighted average rate	3.31%	3.15%	3.24%	—
Restricted Investments
Fixed rate (1)	$—	$7,521	$7,521	$7,400
Weighted average rate	—	3.01%	3.01%	—

Total investments	$975,792	$287,587	$1,263,379	$1,257,333

Weighted average rate	3.91%	3.15%	3.74%	—

(1)	In May 2006, we terminated our $300.0 million receive fixed/pay floating interest rate swap. Due to the termination of the swap, we no longer hold collateral for the swap as a restricted long-term investment.

Our short-term and long-term investments include $505.3 million of government agency instruments, which have callable provisions and accordingly may be redeemed by the agencies should interest rates fall below the coupon rate of the investments.

The fair value of our 2000 Notes fluctuates based upon changes in the price of our common stock, changes in interest rates, and changes in our creditworthiness. The fair market value of our 2000 Notes at December 31, 2005 was $279.0 million and the face value and carrying value were $300.0 million and $297.3 million, respectively. To mitigate the risk of fluctuation in the fair value of our 2000 Notes, we entered into an interest rate swap arrangement. The fair value of our 2003 Notes fluctuates based upon changes in the price of our common stock and changes in our creditworthiness. The fair market value of the 2003 Notes at December 31, 2005 was $503.8 million and the face value and the carrying value were $500.0 million. See Note 7 to the consolidated financial statements for transactions regarding our 2000 Notes and 2003 Notes.

In January and February, 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. In November 2002, we merged the two interest rate swaps with GSCM into a single interest rate swap with GSCM to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap of $300.0 million, with a maturity date of July 2007, is designated as an effective hedge of the change in the fair value attributable to the LIBOR of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR throughout the life of the 2000 Notes. The interest rate swap creates a market exposure to changes in the LIBOR. If the LIBOR increases or decreases by 1%, our interest expense would increase or decrease by $0.8 million quarterly on a pre-tax basis.

The value of our interest rate swap is determined using various inputs, including forward interest rates and time to maturity. Under the terms of the swap, we provided initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (regardless of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. In May 2005, we substituted the collateral held in the form of cash with a fixed income security. The security was previously purchased and held as a long-term, held-to-maturity investment and is included in “Long-term investments” in our consolidated balance sheets. In October 2005, as the market value of the swap continued to decline, we provided additional collateral of $1.3 million in fixed income securities for our obligations under our interest rate swap agreement at the request of GSCM. Our interest rate swap of $4.8 million was recorded as an asset in our consolidated balance sheets as of December 31, 2004; however, due to the volatility of interest rates, the value of the swap became a liability of $2.3 million as of December 31, 2005. On May 22, 2006, we terminated the swap before its maturity. As a result, we made a cash payment to GSCM of approximately $0.4 million. See Note 18 to the Notes to Consolidated Financial Statements for further discussion.

We will classify any additional collateral as “Long-term investments” in our consolidated balance sheets. If the price of our common stock exceeds the original conversion or redemption price of the 2000 Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the 2000 Notes. If we call the 2000 Notes at a premium (in whole or in part), or if any of the holders of the 2000 Notes elected to convert the 2000 Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted our 2000 Notes. We are exposed to credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under the swap are guaranteed by the Goldman Sachs Group L.P.

See Notes 7, 13 and 18 to the Notes to Consolidated Financial Statements for additional information regarding our 2000 Notes and the related interest rate swap activities.

Foreign exchange rate risk

A portion of our business is conducted in currencies other than the U.S. dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenue. We enter into foreign exchange forward contracts to minimize the short-term effect of foreign currency fluctuations on foreign currency denominated intercompany balances attributable to subsidiaries and foreign offices in the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific (APAC); and Japan. As of December 31, 2005, the Americas included Brazil, Canada, Mexico, and the United States of America; EMEA included Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom; and APAC included Australia, China, Hong Kong, India, Korea, and Singapore. We had outstanding forward exchange contracts to buy various foreign currencies with notional amounts of $3.7 million and $8.9 million at December 31, 2005 and 2004, respectively, and to sell various foreign currencies with notional amounts of $60.2 million and $40.1 million at December 31, 2005 and 2004, respectively. The forward contracts in effect at

December 31, 2005 matured on January 23, 2006 and were fair value hedges of certain foreign currency exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Korean Won, Norwegian Kroner, Polish Zlotych, South African Rand, Swedish Kroner, and Swiss Franc.

We also utilize forward exchange contracts of one fiscal-month duration to offset various non-functional currency exposures. Currencies hedged under this fair value hedge program include the Canadian Dollar, Hong Kong Dollar, Israeli Shekel, and Singapore Dollar. We had outstanding forward exchange contracts to buy various foreign currencies with notional amounts of $20.2 million and $23.7 million at December 31, 2005 and 2004, respectively, and to sell various foreign currencies with notional amounts of $7.6 million at December 31, 2005.

Gains or losses on forward contracts are recognized as “Other income (expense), net” in our consolidated statement of operations in the same period as gains or losses on the underlying revaluation of intercompany balances and non-functional currency balances. Net gains or losses on forward contracts and the underlying balances did not have a material effect on our financial position. We do not believe an immediate increase of 10% in the exchange rates of the U.S. dollar to other foreign currencies would have a material effect on our results of operations or cash flows.

Investment risk

From time to time, we make equity investments in public companies, privately-held companies, and private equity funds for business and strategic purposes. At December 31, 2005, our investments in privately-held companies and a private equity fund were $4.1 million and $8.4 million, respectively. Through December 31, 2005, we made capital contributions to the private equity fund totaling $10.9 million and we have committed to pay up to $4.1 million in the future.

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

For the year ended December 31, 2005, we recorded a gain of $0.3 million on our investment in the private equity fund and an unrealized loss of $0.8 million related to a change in fair value of a warrant to purchase common stock of Motive, Inc., a publicly traded company. In determining the gain or loss on our investments in non-consolidated companies, we considered the latest valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

The Motive warrant is considered a derivative instrument due to a net settlement provision and is recorded at its fair value in each reporting period. Since the Motive warrant is marked-to-market at each reporting date, any fluctuations in the fair value of the warrant may have an effect on our financial position and results of operations. The fair value of the warrant was less than $0.1 million and $0.9 million as of December 31, 2005 and December 31, 2004, respectively.

Item 8.	Financial Statements and Supplementary Data

Financial statements required pursuant to this Item are presented beginning on page 90 of this report.

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

In November 2005, following the resignation of Prior Management, our Board of Directors expanded the mandate of the Special Committee. Specifically, the Special Committee was requested to work in conjunction with the Company to conduct a supplemental review of the principal financial reporting control areas of the Company and the key individuals functioning in these areas during the relevant time periods. Specifically, the purpose of the supplemental review was to determine whether the work previously carried out by the Company could be relied upon with respect to matters other than the stock option related matters that were the subject of the Special Committee’s initial efforts (recertification procedures). These recertification procedures identified several instances in which other established controls appear to have been deliberately overridden between 1997 and early 2002 to permit certain former members of senior management (including our then CEO Amnon Landan and then CFO Sharlene Abrams) at times to manage or influence the timing of quarter-end shipments and influence the timing and level at which certain expense items and accruals were recorded to achieve a desired consistency of reported financial results. While the practice of influencing quarter-end shipments did not result in any misstatements of reported financial results or the need for any accounting adjustment, the lack of public disclosure of this practice was improper. In addition, the recertification procedures identified what appears to have been several instances of efforts to influence the timing and level at which certain expense items and accruals were recorded. These activities did not result in additional adjustments to the restated consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2004 filed on July 3, 2006 (Form 10-K/A) because they occurred in periods prior to the year ended December 31, 2002 and related principally to the timing of transactions. In addition, through our recertification procedures we also identified certain other errors in accounting determinations and judgments relating to transactions occurring in years 2004, 2003 and 2002 which, although immaterial, have been reflected in the restated consolidated financial statements contained in our Form 10-K/A for the year ended December 31, 2004.

Concurrent with the supplemental review, our management, under the oversight of the Audit Committee, completed a review in order to prepare the restated consolidated financial statements which included evaluations of the previously carried out accounting and led to adjustments for: (a) stock option grants made to persons before they became employees; (b) stock options exercised or exercisable with promissory notes; (c) modifications of stock options for employees in transition or advisory roles; (d) tax treatment for the disqualification of incentive stock options and conversion to non-qualified stock options; (e) stock issued in connection with our Employee Stock Purchase Plan; and (f) the assumptions, models and data used in connection with our pro forma disclosures pursuant to SFAS No. 123. The review included the evaluation of information and a number of transactions from 1994 to the present. During the course of completing this work, we also identified certain other errors in accounting determinations and judgments related to transactions occurring in fiscal years 2004, 2003 and 2002 that, although immaterial, current management included in the restated consolidated financial statements in our Form 10-K/A for the year ended December 31, 2004.

On June 23, 2006, the SEC Staff, as part of the “Wells” process by which the SEC Staff affords individuals and companies the opportunity to present their views regarding potential action by the SEC, advised counsel for directors Igal Kohavi, Yair Shamir and Giora Yaron that the SEC Staff is considering recommending that the Commission file a civil enforcement proceeding against each of these directors under applicable provisions of the federal securities laws. If charges are brought, the SEC may seek a permanent injunction against further violations of the securities laws, an order permanently barring these directors from serving as officers or directors of any SEC registered company, and civil monetary penalties. The charges under consideration would allege that each of these directors knew or should have known about the manipulation of grant dates and that each knew, or was reckless in not knowing, the impact that option backdating would have on our financial results. The directors have filed a Wells submission arguing that they did not violate the federal securities laws, that they did not participate in or know of option backdating, and that the charges under consideration are legally and factually without basis. Former officers are likely to receive or have received similar Wells notices. The formal SEC investigation of the Company is continuing. In light of the Wells notice, the aforementioned directors have offered to withdraw from their respective positions on the applicable committees of the Company’s Board of Directors, and the Board has accepted that offer.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current Chief Executive Officer (CEO) and current Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act), as of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our current CEO and current CFO, concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of December 31, 2005 because of the material weaknesses in our internal control over financial reporting discussed below. Notwithstanding the material weaknesses described below, our current management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our current CEO and current CFO conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our current management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005:

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

This control environment material weakness contributed to the override of controls by certain former members of senior management, which in turn resulted in the restatement of our consolidated financial statements for the years 2004, 2003, 2002, each of the quarters of 2004 and 2003, as well as the first quarter of 2005. Additionally, this control environment material weakness could result in misstatements of any of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

As a result of the material weaknesses described above, our current CEO and current CFO have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control-Integrated Framework issued by the COSO.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

It is important to note that based on the additional procedures performed as part of the Company’s restatement of its financial statements, current management has concluded that certain important improvements were made to the control environment commencing in mid-2002, including: (i) an improved commitment to competency manifested by the hiring of more experienced and senior finance and legal personnel, (ii) the implementation of additional financial controls that enhanced independent judgment and review, including as appropriate segregation of duties and increased employee responsibility and accountability for the completeness of the Company’s disclosures, (iii) the establishment of processes and procedures to increase communications between the financial reporting and accounting functions and senior management, including our Audit Committee, and (iv) instituting a formal code of conduct and whistle-blower policy. Although we believe that the improvements made to our control environment after mid-2002, if viewed on a stand-alone basis, could be sufficient for an adequate control environment in areas other than stock-based compensation and the intentional override of controls by Prior Management, the fact that the Prior Management continued in their respective roles and in some instances exercised the ability to override stock option controls and proper accounting treatment during 2005, leads us to conclude that the material weaknesses described above existed as of December 31, 2005.

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

•

We have established an Internal Audit function, which reports to our Audit Committee, and created the role of the Chief Compliance Officer. Through these functions we will implement enhancements to our independent monitoring of controls and expanded education, compliance training and review programs to strengthen employees’ competency, independent judgment and intolerance for questionable practices and emphasize the importance of improved communication among the Company’s various internal departments and regional operations—focused initially on the identified control weaknesses, but over time with a commitment to make efforts to continuously improve our broader control environment.

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

Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing and monitoring of our internal controls. Although we have not fully remediated the material weaknesses described above, we believe we have made substantial progress.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Set forth below are the name, age and position of each of our directors and executive officers as of August 1, 2006:

NAME	AGE	POSITION(S)
Giora Yaron	57	Chairman of the Board
Anthony Zingale	50	President, Chief Executive Officer and Director
Brad Boston	52	Director
Joseph Costello	52	Director
Stanley Keller	67	Director
Igal Kohavi	66	Director
Clyde Ostler	59	Director
Yair Shamir	60	Director
David J. Murphy	44	Senior Vice President and Chief Financial Officer
James Larson	47	Senior Vice President of Worldwide Field Operations
Yuval Scarlat	43	Senior Vice President, Products
Brian A. Stein	46	Chief Accounting Officer
Sandra Escher	46	Senior Vice President, Global General Counsel and Secretary

The following are brief biographies of each of our current directors and executive officers (including present principal occupation or employment, and material occupations, positions, offices or employments for the past five years). Unless otherwise indicated, to our knowledge, no current director or executive officer of the Company has been convicted in a criminal proceeding during the last five years, and no director or executive officer of the Company was a party to any judicial or administrative proceeding during the last five years (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws. There are no family relationships between directors and executive officers of the Company.

Giora Yaron has been one of our directors since February 1996 and has served as Chairman of our Board of Directors since December 2005. From January 2001 to January 2005, Dr. Yaron served as Chief Executive Officer of ExaNet Inc., a provider of storage networks. Dr. Yaron continues to serve as Chairman of ExaNet. From January 1997 until November 2000, Dr. Yaron served as Chief Executive Officer and Chairman of Itamar Medical (CM). Dr. Yaron continues to serve as Co-Chairman of Itamar Medical (CM). Dr. Yaron is also Chairman of Comsys Communications and Signal Processing Ltd. and has served in that capacity since January 1996. Prior to that, Dr. Yaron served as President of Indigo NV, a vendor of digital color press products, from August 1992 to November 1995. From April 1979 to July 1992, Dr. Yaron was with National Semiconductor Corporation where he served as General Manager of its Israeli operations and Corporate Vice President of Office Products. Dr. Yaron also serves as a director of Prolify, Inc., a provider of real-time visibility and control software solutions for non-automated IT processes; Qumranet, Inc., a company focused on infrastructure for the next generation data center; Yissum Research & Development Company of the Hebrew University; and a member of the Board of Governors and the Executive Committee of the Hebrew University.

Anthony Zingale has served as our Chief Executive Officer since November 2005. He has served as our President and Chief Operating Officer since December 2004 and has been a member of our Board of Directors since July 2002. Mr. Zingale was retired from April 2001 to November 2004. From March 1998 to March 2000, Mr. Zingale served as President and Chief Executive Officer of Clarify, Inc., a supplier of front-office software and service solutions, and from March 2000 to March 2001, he served as president of the eBusiness Solutions Group of Nortel Networks, Inc., a telecommunications equipment company, following its acquisition of Clarify in March 2000. From January 1996 to December 1997, Mr. Zingale was Senior Vice President of Worldwide Marketing at Cadence Design Systems, Inc., an electronic design automation company, and he served in various other management roles at Cadence from 1989 to January 1996.

Brad Boston has been one of our directors since May 2004. Mr. Boston has served as Senior Vice President and CIO of Cisco Systems, Inc. since August 2001. From July 2000 to July 2001, Mr. Boston was Executive Vice President of Operations at Corio, Inc., an enterprise-focused Internet application service provider. From June 1996 to July 2000, Mr. Boston served as Executive Vice President of product development and delivery at the Sabre Group in Dallas, Texas. He has also held executive positions at American Express, Visa, United Airlines/Covia and at American National Bank and Trust Company of Chicago, where he began his career. Mr. Boston serves on the board of directors of NetNumber, Inc., a provider of ENUM technology tools for use by mobile operators, fixed-line carriers, and equipment vendors on a global basis, the Harvard Group Board of Advisors, and the E-business Advisory Board for Texas Christian University M.J. Neeley School of Business.

Joseph Costello has been one of our directors since February 2006. Mr. Costello has been President and Chief Executive Officer of Think3, a privately-held supplier of mechanical computer-aided design technology, since January 1999, and was named Chairman of the Board of Think3 in November 1998. Prior to joining Think3, Mr. Costello was Chief Executive Officer of Cadence Design Systems, Inc., a supplier of electronic design automation software and services, from May 1988 to October 1997. Mr. Costello also serves as the Chairman of the boards of directors for Orb Networks (formerly BravoBrava!), a privately funded company that develops and integrates information technologies; abazab, Inc., a VOIP vendor; Readio, an educational technology company and SpeaKESL, a developer of language software.

Stanley Keller has been one of our directors since February 2006. Mr. Keller is a partner at the law firm of Edwards Angell Palmer & Dodge LLP, having joined its predecessor firm, Palmer & Dodge, in June 1962 and becoming a partner in that firm in January 1969. Mr. Keller has extensive, high-level experience in business and securities law matters involving emerging and public companies and financial transactional work involving public and private entities, including representing issuers, underwriters, financial institutions and investors; and mergers and acquisition transactions. Mr. Keller advises companies, boards, board committees and special committees on corporate governance issues, transactional matters and special investigations. He has been Chair of the American Bar Association’s Business Law Section Committee on Federal Regulation of Securities, a special adviser to the ABA Task Force on Corporate Responsibility and reporter for the ABA Task Force on Implementation of the Section 307 Attorney Professional Conduct Rules.

Igal Kohavi has been one of our directors since January 1994. Dr. Kohavi is currently retired. Dr. Kohavi served as Chairman of the board of directors of Neat Group, Inc., an Internet travel services company, from March 2000 to December 2000, and as Chairman of the board of DSP Group, Inc., a developer of digital signal processing technology, from September 1995 to January 2000. From 1996 to December 1997, he served as Chairman of Polaris, an Israeli-based venture capital fund. From October 1994 to March 1996, Dr. Kohavi served as the President and Chief Executive Officer of Dovrat-Schrem & Co., Ltd., an Israeli investment bank. Prior to that, Dr. Kohavi served as President of Clal Electronics Industries Ltd., from May 1993 until September 1994. From April 1986 to May 1993, Dr. Kohavi served as President of Clal Computers and Technology Ltd., an electronics company and a subsidiary of Clal.

Clyde Ostler has been one of our directors since May 2002 and served as our lead director from December 2004 to November 2005. Mr. Ostler has served as the head of Internet Services of Wells Fargo & Company since June 2005 and head of Private Client Services of Wells Fargo & Company since January 2003. Mr. Ostler has been associated with Wells Fargo & Company and its affiliates since 1971 and has held various positions of responsibility including that of General Auditor from 1983 to 1985, Chief Financial Officer from 1986 to 1990, Branch Banking Group Head from 1990 to 1993, Vice Chair of the Business & Investment Group from 1993 to 1997, Group Executive Vice President, Investment Group, Online Financial Services from 1998 to 1999 and Group Executive Vice President, Internet Services Group from 1999 to 2003. Mr. Ostler has been a member of numerous charitable boards external to Wells Fargo & Company and business boards for affiliates of Wells Fargo & Company. He is also on the Director’s Advisory Counsel for Scripps Institution of Oceanography.

Yair Shamir has been one of our directors since August 1994. Mr. Shamir has served as Chairman of Catalyst Investment, L.P., an Israeli European venture capital fund investing in late-stage companies, since April 2000. Mr. Shamir also has served as Chairman of VCON Telecommunications, Ltd., a developer of videoconferencing solutions that sold substantially all of its assets to Emblaze VCON Ltd. in November 2005, since March 1997. From March 1997 to January 2005, Mr. Shamir served as Chief Executive Officer of VCON Telecommunications, Ltd. Mr. Shamir served as Executive Vice President of the venture capital firm The Challenge Fund-Etgar L.P. from August 1995 to March 1997. From January 1994 until July 1995, he was Chief Executive Officer of Elite Industries Ltd., a food products company. Prior to that, Mr. Shamir was Executive Vice President and General Manager, Israel of Scitex Corporation, an electronics company, from January 1987 through January 1994. Mr. Shamir is the Chairman of Shamir Optical Industry Ltd., a producer and distributor of progressive optical lenses and related products and services, and Chairman of Israel Aircraft Industries (IAI), a developer of military and commercial aerospace technology. Mr. Shamir also serves on the boards of directors of DSP Group, Inc., a developer of digital signal processing technology; Orckit Communications Ltd., a provider of telecommunications equipment; and InfraCom, a privately-held provider of wireless communication and technologies. Mr. Shamir is also on the advisory board of The Technion Institute of Management, Beer Sheva University and The Bilateral Institution.

David J. Murphy has served as our Senior Vice President and Chief Financial Officer since November 2005. Prior to that, from January 2005 to November 2005, he served as our Senior Vice President, Corporate Development and Business Transformation, and from January 2003 to December 2004, he served as our Vice President of Corporate Development and Business Transformation. From May 2001 to December 2002, he was President and Chief Executive Officer of Asera Inc., a provider of business process enterprise solutions. Before joining Asera, from March 1998 to May 2001, Mr. Murphy was President and General Manager of Tivoli Systems at IBM, a division of IBM and leading provider of systems management solutions. Prior to joining Tivoli, he was head of the private equity investments group at Perot Systems and a partner at McKinsey & Company.

James Larson has served as our Senior Vice President of Worldwide Field Operations since January 2005. From March 2004 to December 2004, Mr. Larson served as Vice President of Americas’ Field Operations and from July 2000 to February 2004, he served as Vice President, Americas’ Sales. From October 1998 to December 1999, Mr. Larson was Vice President, Western Area and from January 2000 to June 2000, he was Vice President, U.S. Sales, PGP Security Division for Network Associates. Prior to that Mr. Larson held various sales and management positions at various technology companies, including Siebel Systems Inc. and Oracle Corporation.

Yuval Scarlat has served as our Senior Vice President, Products since January 2005, and from January 2004 to December 2004, he served as our Vice President of Products. From January 2002 to January 2004, he was Vice President and General Manager of Testing & Deployment. From January 2000 to January 2002, he served as our President of Managed Services. From July 1996 to December 2000, he served as our Vice President of Technical Services. From 1990 to July 1996, he served with us in various technical and marketing positions.

Brian Stein has served as our Chief Accounting Officer since June 2005 and as our Principal Accounting Officer since November 2005. Prior to joining us, Mr. Stein spent 19 years with Applied Materials where he held various executive accounting and finance positions, culminating in his role as Vice President, Finance Policies and Administration.

Sandra Escher has served as our Senior Vice President and Global General Counsel since February 2006 and as our Corporate Secretary since March 2006. Prior to joining us, from July 1993 to February 2006, Ms. Escher held various positions within Silicon Graphics, Inc., a leader in high-performance computing, culminating in her role as Senior Vice President and General Counsel. On May 8, 2006, Silicon Graphics, Inc. filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Southern District of New York, which is within two years of Ms. Escher serving as an executive officer of Silicon Graphics, Inc.

For a description of material proceedings to which our directors or officers are a party, and the “Wells” notices received by each of Dr. Kohavi, Mr. Shamir and Dr. Yaron from the SEC, see Note 18, “Subsequent Events” to the Notes to Consolidated Financial Statements.

AUDIT COMMITTEE INFORMATION

The Audit Committee of our Board of Directors, which also constitutes our Qualified Legal Compliance Committee, is responsible for:

•	oversight of the quality and integrity of our financial statements, and the compliance of such financial statements with legal and regulatory requirements;

•	qualifications and independence of our independent auditors; and

•	performance of our internal audit function and independent auditors.

In February 2005, the Audit Committee amended and restated the current Audit Committee and Qualified Legal Compliance Committee Charter, a copy of which can be accessed electronically on our website at http://www.mercury.com/us/pdf/company/Audit_Committee_Charter.pdf. In discharging its duties, the Audit Committee has the sole authority to appoint, retain, compensate, oversee and terminate the independent auditors and is expected to:

•	review and approve the scope of the annual internal and external audit;

•	review and pre-approve the engagement of our independent auditors to perform audit and non-audit services and the related fees;

•	review the integrity of our financial reporting process;

•	review our financial statements and disclosures and SEC filings;

•	review funding and investment policies; and

•	review disclosures from our independent auditors regarding Independence Standards Board Standard No. 1.

During their tenure, the members of the Audit Committee who served in fiscal 2005 were “independent” as defined under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, and met the independence requirements of Rule 10A-3(b)(i) of the Exchange Act, as well as the requirements of NASDAQ Marketplace Rule 4350(d)(2). Mr. Ostler serves as Chairman of the Audit Committee, and our Board of Directors has determined that Mr. Ostler qualifies as an “audit committee financial expert” as defined by the rules of the SEC. Our Corporate Governance Guidelines provide that no member of the Audit Committee may simultaneously serve on the Audit Committees of more than three public companies, including Mercury.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file certain reports regarding ownership of, and transactions in, our securities with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the fiscal year ended December 31, 2005.

CODE OF BUSINESS CONDUCT AND ETHICS

In December 2005, the Nominating and Corporate Governance Committee and our Board of Directors amended our Code of Business Conduct and Ethics that applies to all of our employees, officers and directors (including our principal executive officer, principal financial officer, principal accounting officer, controller and senior financial officers) to address various recommendations of the Special Committee of our Board of Directors, including the addition of provisions regarding (i) screening of certain supervisory employees, officers and directors for criminal background and regulatory violations, (ii) corporate record keeping guidelines, (iii) guidelines for doing business with the government, (iv) foreign corrupt practice guidelines, (v) compliance with economic sanctions and export controls, and (vi) ethics obligations for employees with financial reporting obligations. Our Code of Business Conduct and Ethics is posted on our website and can be accessed electronically at http://www.mercury.com/us/pdf/company/code-business-conduct-ethics-final.pdf. We will post amendments to or waivers from a provision of the Code of Business Conduct and Ethics on our website at http://www.mercury.com/us/company/ir/corp-governance under “Code of Business Conduct and Ethics”. Stockholders may request free printed copies of our Code of Business Conduct and Ethics from: Mercury Interactive Corporation, Attn: Investor Relations, 379 North Whisman Road, Mountain View, California 94043.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain summary information for the years ended December 31, 2005, 2004, and 2003, respectively, concerning the compensation paid and awarded to (a) our Chief Executive Officer, (b) our four most highly compensated executive officers whose salaries and bonuses exceeded $100,000 and who were serving as executive officers as of December 31, 2005, and (c) former executive officers who, if they were serving as executive officers of the Company as of December 31, 2005, would have been included in the below table pursuant to the rules of the SEC. These individuals are referred to collectively as the “Named Executive Officers.”

	Annual Compensation							Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options (#)	All Other Compensation ($)
Anthony Zingale Chief Executive Officer and President	2005 2004 2003	$501,923 41,667 —		$660,000 — —	(1)	$1,000,000 44,200 58,750	(4) (5) (6)	50,000 410,000 10,000	$470 48 —	(19) (19)

David J. Murphy Senior Vice President and Chief Financial Officer	2005 2004 2003	333,333 268,750 259,968		400,000 138,000 100,000	(1) (2) (3)	25,000 — —	(7)	125,000 25,000 —	1,470 1,576 1,484	(20) (20) (20)

James Larson Senior Vice President of Worldwide Field Operations	2005 2004 2003	300,000 250,000 220,000		300,000 25,000 —	(1) (2)	40,941 223,320 257,546	(8) (9) (10)	25,000 150,000 100,000	1,470 1,576 1,484	(20) (20) (20)

Yuval Scarlat Senior Vice President, Products	2005 2004 2003	321,115 286,250 275,000		250,000 145,000 100,000	(1) (2) (3)	— — —		25,000 — 125,000	1,470 1,576 1,484	(20) (20) (20)

Brian A. Stein Chief Accounting Officer	2005 2004 2003	171,730 — —		155,000 — —	(11)	— — —		75,000 — —	1,277 — —	(20)

Amnon Landan Former Chairman and Chief Executive Officer	2005 2004 2003	742,448 750,000 750,000		— 800,000 400,000	(2) (3)	78,472 73,016 51,120	(12) (13) (14)	100,000 — 600,000	1,470 1,576 1,484	(20) (20) (20)

Douglas Smith Former Chief Financial Officer	2005 2004 2003	362,498 350,000 350,000	(15)	— 350,000 250,000	(2) (3)	95,826 98,999 84,111	(16) (17) (18)	30,000 — 200,000	13,391 1,576 1,461	(21) (20) (20)

(1)	Represents bonuses earned in 2005 and paid in 2006.
(2)	Represents bonuses earned in 2004 and paid in 2005.
(3)	Represents bonuses earned in 2003 and paid in 2004.
(4)	Represents a bonus in connection with Mr. Zingale’s appointment as Chief Executive Officer in November 2005.
(5)	Represents non-employee director fees of $37,500 and legal expenses of $6,700 paid by us on behalf of Mr. Zingale in connection with the negotiation of Mr. Zingale’s employment agreement in 2004.
(6)	Represents non-employee director fees of $28,750 and a cash bonus in connection with the acquisition of Kintana, Inc. of $30,000.
(7)	Represents a retention bonus paid in January 2005.
(8)	Represents commissions paid in 2005.
(9)	Represents commissions paid in 2004.
(10)	Represents commissions of $232,488 paid in 2003, as well as a vehicle allowance of $17,566 and premiums, claim amounts and administrative fees paid by us on behalf of Mr. Larson during 2003 for supplemental medical reimbursement insurance in an aggregate amount of $7,492.

(11)	Represents a bonus of $80,000 earned in 2005 and paid in 2006, as well as a sign-on bonus of $75,000 paid to Mr. Stein in three installments during 2005.
(12)	Represents premiums, claim amounts and administrative fees paid by us on behalf of Mr. Landan during 2005 for supplemental medical reimbursement insurance in an aggregate amount of $50,158, as well as a vehicle allowance of $18,667, legal expenses of $7,500 paid by us during 2005 on behalf of Mr. Landan in connection with the negotiation of Mr. Landan’s employment agreement, and an executive trip valued at $2,147 for which we paid.
(13)	Represents premiums, claim amounts and administrative fees paid by us on behalf of Mr. Landan during 2004 for supplemental medical reimbursement insurance in an aggregate amount of $34,126, as well as a vehicle allowance of $28,000 and legal expenses of $10,890 paid by us during 2004 on behalf of Mr. Landan in connection with the negotiation of Mr. Landan’s employment agreement.
(14)	Represents premiums, claim amounts and administrative fees paid by us on behalf of Mr. Landan during 2003 for supplemental medical reimbursement insurance in an aggregate amount of $23,120, as well as a vehicle allowance of $28,000.
(15)	Includes an aggregate payment of $54,806 to Mr. Smith made in November 2005 for accrued vacation and accrued paid time off in connection with his resignation.
(16)	Represents premiums, claim amounts and administrative fees paid by us on behalf of Mr. Smith during 2005 for supplemental medical reimbursement insurance in an aggregate amount of $7,826, as well as car service arrangements (and tax reimbursement related to such car service) in an aggregate amount of $88,000.
(17)	Represents premiums, claim amounts and administrative fees paid by us on behalf of Mr. Smith during 2004 for supplemental medical reimbursement insurance in an aggregate amount of $9,826, as well as car service arrangements (and tax reimbursement related to such car service) in an aggregate amount of $89,173.
(18)	Represents premiums, claim amounts and administrative fees paid by us on behalf of Mr. Smith during 2003 for supplemental medical reimbursement insurance in an aggregate amount of $11,841, as well as car service arrangements (and tax reimbursement related to such car service) in an aggregate amount of $72,270.
(19)	Represents term life insurance premiums.
(20)	Represents $1,000 in matching contributions to our employee 401(k) Plan, as well as term life insurance premiums.
(21)	Represents a transition payment of $12,000 made to Mr. Smith in December 2005 following his resignation as required by the terms of his employment agreement, as well as $1,000 in matching contributions to our employee 401(k) Plan. The remainder represents term life insurance premiums.

The foregoing executive compensation table does not include certain fringe benefits generally made available on a non-discriminatory basis to all of our employees such as health insurance, which we consider to be ordinary and incidental business costs and expenses. We also have not included in the table the aggregate value of perquisites and other personal benefits (including car allowances and supplemental medical reimbursement insurance) received by the executive officers named above for any period in which the aggregate value of such perquisites and other personal benefits is less than the lesser of (a) 10% of the total of salary and bonus reported for such executive officer during such period or (b) $50,000.

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the year ended December 31, 2005 to each of the Named Executive Officers:

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year (%) (1)	Exercise or Base Price ($/SH))	Expiration Date	5% ($)	10% ($)
Anthony Zingale	50,000	1.61	$48.94	02/03/2015	$1,538,905	$3,899,888
David J. Murphy	25,000	0.81	48.94	02/03/2015	769,453	1,949,944
	100,000	3.22	35.00	11/01/2015	2,201,131	5,578,099
James Larson	25,000	0.81	48.94	02/03/2015	769,453	1,949,944
Yuval Scarlat	25,000	0.81	48.94	02/03/2015	769,453	1,949,944
Brian A. Stein	75,000	2.42	38.80	07/15/2015	1,830,083	4,637,791
Amnon Landan	100,000	3.22	48.94	02/03/2015	3,077,810	7,799,776
Douglas Smith	30,000	0.97	48.94	02/03/2015	923,343	2,339,933

(1)	An aggregate of 3,105,340 options to purchase shares of our common stock were granted to employees during 2005 under the Amended and Restated 2000 Supplemental Stock Option Plan and the Amended and Restated 1999 Stock Option Plan.
(2)	These columns show the hypothetical gains or “option spreads” of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full ten year term of the option. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent any estimate or projection of future common stock prices.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides certain information concerning the exercises of options by each of the Named Executive Officers during the year ended December 31, 2005, including the aggregate value of gains on the date of exercise:

Name	Number of Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) (1)			Value of Unexercised In-the- Money Options at Fiscal Year End ($) (2)
			Exercisable		Unexercisable	Exercisable		Unexercisable
Anthony Zingale	—	—	470,000		40,000	$134,600		$134,600
David J. Murphy	25,000	$359,531	145,000		100,000	—		—
James Larson	—	—	669,729		27,084	227,868		—
Yuval Scarlat	—	—	356,145		33,855	—		—
Brian A. Stein	—	—	—		75,000	—		—
Amnon Landan	—	—	3,762,916	(3)	—	21,303,109	(3)	—
Douglas Smith	—	—	272,708		—	—		—

(1)	Under the Amended and Restated 1999 Stock Option Plan and Amended and Restated 1989 Stock Option Plan, certain options listed in this table are immediately exercisable whether or not vested. Shares purchased upon exercise of unvested options are subject to repurchase by us, at our option, at cost, upon the optionee’s termination of employment.
(2)	Calculated by determining the difference between the closing price of our common stock on the NASDAQ Global Market on the date of exercise, or year-end ($27.79), as the case may be, and the exercise price of the in-the-money options. Such numbers do not reflect amounts actually realized upon sale of the shares by such officers.
(3)	As disclosed in our Current Report on Form 8-K filed with the SEC on February 2, 2006, we entered into an amendment agreement with Mr. Landan dated January 27, 2006, pursuant to which we and Mr. Landan agreed, among other things, that Mr. Landan would return to the Company for cancellation his option to acquire 700,000 shares of our common stock with a record grant date of January 8, 2001, and that the exercise prices of certain of Mr. Landan’s options would be increased (which repricing occurred after fiscal 2005). In addition, as disclosed in our Current Report on Form 8-K filed with the SEC on June 8, 2006, the Special Committee of our Board of Directors declared void and cancelled options to purchase an additional 2,625,416 shares of our common stock granted to Mr. Landan between 1997 and 2002. Since these cancelled and voided options were outstanding as of December 31, 2005, they are included in the table above pursuant to SEC disclosure rules. However, none of Mr. Landan’s options were exercised during 2006 prior to their termination or cancellation.

NON-EMPLOYEE DIRECTOR COMPENSATION

On February 23, 2005, the Nominating and Corporate Governance Committee recommended, and our Board of Directors approved, an increase in the annual retainer for non-employee directors from $40,000 to $70,000 and an additional annual retainer of $20,000 to be paid to the lead director, effective February 23, 2005. On December 14, 2005, the Nominating and Corporate Governance Committee eliminated the position of lead director and determined that the Chairman of our Board of Directors will receive an additional annual retainer of $30,000, effective November 1, 2005. Our employee directors do not receive any additional compensation for their services on the board. In addition, our directors are reimbursed for their expenses in attending out-of-town meetings.

Under our 1994 Directors’ Stock Option Plan, as amended, non-employee directors are automatically granted an initial option to purchase 50,000 shares of our common stock when they first join our Board of Directors, and thereafter receive annual grants to purchase 10,000 shares of our common stock on their date of re-election to our Board of Directors. The initial option grant vests as to 20% of the shares on the date of each of the first five annual meetings of stockholders after the date of grant, and the annual option grant vests in whole on the fifth anniversary of the date of grant, in each case if the director has continually served as a director until the vesting date. Options granted under the Directors’ Plan have a ten-year term and terminate 30 days after the director ceases to be one of our directors, or six months after such time, if the termination of board service is due to death or disability.

The following table sets forth the compensation earned in fiscal 2005 for each of our non-employee directors:

Name	Cash Retainer ($)	Lead Director Retainer ($)	Chairman Retainer ($)	Total Cash Compensation ($)	Equity Grants (#) (3)
Brad Boston	$65,644	—	—	$65,644	10,000
Joseph Costello (1)	—	—	—	—	—
Stanley Keller (1)	—	—	—	—	—
Igal Kohavi	65,644	—	—	65,644	10,000
Clyde Ostler (2)	65,644	$13,753	—	79,397	10,000
Yair Shamir	65,644	—	—	65,644	10,000
Giora Yaron (2)	65,644	—	$5,014	70,658	10,000

(1)	Messrs. Costello and Keller were appointed to our Board of Directors in February 2006, at which time they each received an initial option to purchase 50,000 shares of our common stock.
(2)	Mr. Ostler served as lead director until November 1, 2005 when the position of lead director was eliminated. Also on November 1, 2005, Dr. Yaron, a non-employee director, was appointed as Chairman of our Board of Directors in place of Mr. Landan.
(3)	These options were granted on May 19, 2005 with an exercise price per share of $44.50, representing the fair market value of our common stock on such date.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

Current Named Executive Officers

Anthony Zingale

On February 8, 2006, we entered into an employment agreement with Mr. Zingale providing for an annual base salary, effective as of November 1, 2005, of $800,000 and eligibility for an annual performance bonus with a target of 100% of his base salary. Mr. Zingale received a $1 million sign-on bonus. Mr. Zingale would be eligible for an additional $1 million bonus payable in the second quarter of fiscal year 2007 subject to milestones to be determined by our Board of Directors. The employment agreement also provides that Mr. Zingale’s previously issued stock option grants for 400,000 shares of our common stock (issued in connection with Mr. Zingale’s original employment agreement) and 50,000 shares of our common stock (issued as part of our annual refresh grants during 2005) would remain exercisable until the fifteenth day of the tenth month or the December 31st, whichever is later, that follows the termination of Mr. Zingale’s employment for any reason (subject to earlier termination under the terms of our Amended and Restated 1999 Stock Option Plan or the expiration date or maximum term defined in the applicable award agreement evidencing the option). In addition, the employment agreement provides that Mr. Zingale would, in the event our Board of Directors grants annual refresh grants to other executives during 2006, be eligible to receive an option to purchase 500,000 shares of our common stock, which option would have an exercise price equal to the fair market value of our common stock on the date of grant, would vest at 1/48 per month over four years and would remain exercisable for a period of twelve months following the termination of Mr. Zingale’s employment for any reason (subject to earlier termination under the terms of the our Amended and Restated 1999 Stock Option Plan or the expiration date or maximum term defined in the applicable award agreement evidencing the option). Mr. Zingale would also participate in other employee benefit programs and receive any perquisites available to our other executives.

If Mr. Zingale’s employment is terminated by us without cause or by Mr. Zingale for good reason (as those terms are defined in his employment agreement) before a change of control, Mr. Zingale would receive (i) a severance payment equal to one year (or two years, if he has been employed for more than four years from the effective date of his employment agreement at the time of termination) of base salary and target bonus in effect as of the date of termination, (ii) continued coverage under our health, life, dental and other insurance programs for the one- or two-year (as applicable) severance pay period, and (iii) accelerated vesting of his outstanding options that would have vested, absent the end of employment, during the one- or two-year (as applicable) severance pay period following termination.

Mr. Zingale is also party to an amended and restated change of control agreement with us dated February 8, 2006, providing that upon the involuntary termination of Mr. Zingale’s employment (including resigning for good reason) or the termination of Mr. Zingale’s employment as a result of disability or death within 18 months following a change of control of the Company, Mr. Zingale will be entitled to (i) severance pay equal to 24 months of his base salary and target bonus in effect as of the date his employment ceases, (ii) continued coverage under our health, life, dental and other insurance programs for the 24-month severance pay period, (iii) accelerated vesting of all stock options and other forms of long-term compensation held by Mr. Zingale at the time of termination, and (iv) reimbursement for excise taxes that may be due by Mr. Zingale as a result of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, all outstanding vested stock options granted prior to January 1, 2006, will remain exercisable until the later of the fifteenth day of the tenth month or the December 31st that follows the termination of Mr. Zingale’s employment, and all outstanding vested options granted on or after January 1, 2006, will remain exercisable for a period of twelve months following the termination of Mr. Zingale’s employment (in each case, subject to earlier termination under the terms of the option plan under which a particular option is granted or the expiration date or maximum term defined in the applicable award agreement evidencing the option). The consummation of the current tender offer by Hewlett-Packard Company to purchase our common stock and the related merger would constitute a change of control under Mr. Zingale’s change of control agreement. The description of Mr. Zingale’s change of control agreement is qualified in its entirety by reference to the same agreement filed as Exhibit 10.38 hereto, which is incorporated herein by reference.

David Murphy

On March 16, 2006, we entered into an employment agreement with Mr. Murphy providing for an annual base salary, effective as of April 1, 2006, of $400,000, and eligibility for an annual performance bonus with a target of 100% of his base salary. The employment agreement also provides that Mr. Murphy’s previously issued stock option grants for (i) 240,000 shares of our common stock (issued in December 2002), (ii) 25,000 shares of our common stock (issued in December 2004), (iii) 25,000 shares of our common stock (issued in February 2005) and (iv) 100,000 shares of our common stock (issued in November 2005), would remain exercisable until the later of the fifteenth day of the third month following the date at which the option would otherwise have expired under the terms of the option at its original grant date, or the December 31st that follows the termination of Mr. Murphy’s employment for any reason (subject to earlier termination under the terms of our Amended and Restated 1999 Stock Option Plan or the expiration date or maximum term defined in the applicable award agreement evidencing the option). In addition, the employment agreement provides that our Board of Directors or its Compensation Committee would, as part of our annual refresh grants to executives during 2006, approve the grant of an option to Mr. Murphy to purchase 100,000 shares of our common stock, which option would have an exercise price equal to the fair market value of the common stock on the date of grant, would vest at 1/48 per month over four years and would remain exercisable for a period of twelve months following the termination of Mr. Murphy’s employment for any reason (subject to earlier termination under the terms of our Amended and Restated 1999 Stock Option Plan and the expiration date and maximum term defined in the applicable award agreement evidencing the option). Mr. Murphy would also participate in other employee benefit programs and receive any perquisites available to our other executives.

If Mr. Murphy’s employment is terminated by us without cause or by Mr. Murphy for good reason (as those terms are defined in the Employment Agreement) before a change of control, Mr. Murphy would receive (i) a severance payment equal to one year (or two years, if termination of his employment occurs after November 1, 2009) of base salary and target bonus in effect as of the date of termination, (ii) continued coverage under our health, life, dental and other insurance programs for up to the one- or two-year (as applicable) severance pay period, and (iii) accelerated vesting of his outstanding options (and any other equity compensation awards then outstanding) that would have vested, absent the end of employment, during the one- or two-year (as applicable) severance pay period following termination.

On June 15, 2006, we entered into an amendment to Mr. Murphy’s employment agreement. The amendment provides that Mr. Murphy is eligible to receive a retention bonus in the aggregate amount of $1,500,000, payable in two installments if Mr. Murphy remains employed with us on each such date, with $500,000 payable on January 15, 2007 and $1,000,000 payable on January 15, 2008. If before a change of control, Mr. Murphy resigns without good reason or his employment is terminated by us for “cause,” he will forfeit the full amount of the bonus previously paid to him. He will receive any remaining unpaid portion of the bonus (and will not be required to repay any previously paid portion of the bonus) if his employment is terminated by us without cause or by Mr. Murphy for good reason (as those terms are defined in Mr. Murphy’s employment agreement), or if after a change of control, his employment terminates for any reason.

Mr. Murphy is also party to an amended and restated change of control agreement with us dated March 16, 2006, providing that upon the involuntary termination of Mr. Murphy’s employment (including resigning for good reason) or the termination of Mr. Murphy’s employment as a result of disability or death within 18 months following a change of control of the Company, Mr. Murphy will be entitled to (i) severance pay equal to 24 months of his base salary and target bonus in effect as of the date his employment ceases, (ii) continued coverage under our health, life, dental and other insurance programs for the 24-month severance pay period, and (iii) accelerated vesting of all stock options and other forms of equity and long-term compensation held by Mr. Murphy at the time of termination. In addition, all outstanding vested stock options granted prior to January 1, 2006 will remain exercisable until the later of the fifteenth day of the third month following the date at which the option would otherwise have expired under the terms of the option at its original grant date, or the December 31st that follows the termination of Mr. Murphy’s employment, and all outstanding vested options granted on or after January 1, 2006, will remain exercisable for a period of twelve months following the termination of Mr. Murphy’s employment (in each case, subject to earlier termination under the terms of the option plan under which a particular option is granted and the expiration date or maximum term defined in the applicable award agreement evidencing the option). The consummation of the current tender offer by Hewlett-Packard Company to purchase our common stock and the related merger would constitute a change of control under Mr. Murphy’s change of control agreement and his employment agreement amendment. The description of Mr. Murphy’s change of control agreement is qualified in its entirety by reference to the same agreement filed as Exhibit 10.40 hereto, which is incorporated herein by reference. In addition, as discussed in greater detail above, Mr. Murphy is eligible to receive a retention bonus in the aggregate amount of $1.5 million payable in installments. Mr. Murphy will receive promptly any unpaid portion of the $1.5 million retention bonus if his employment is terminated by us without cause or by Mr. Murphy for good reason, or if his employment terminates for any reason after a change of control (including consummation of the current tender offer by Hewlett-Packard Company to purchase our common stock and the related merger).

Other Current Named Executive Officers

None of Messrs. Larson, Scarlat or Stein has an employment agreement with us. Each of Messrs. Larson, Scarlat and Stein entered a change of control agreement with us, dated February 4, 2005, February 4, 2005, and June 29, 2006, respectively, providing that upon the involuntary termination (including resignation for good reason) or termination of such officer’s employment as a result of disability or death within 18 months following a change of control of the Company, such officer will be entitled to (i) severance pay equal to 12 months of his or her base salary and target bonus in effect as of the date his or her employment ceases, (ii) continued coverage under our health, life, dental and other insurance programs for the 12-month severance pay period, and (iii) accelerated vesting of all stock options and other forms of equity and long-term compensation held by him or her at the time of termination. The consummation of the current tender offer by Hewlett-Packard Company to purchase our common stock and the related merger would constitute a change of control under each of these officers’ change of control agreements. The change of control agreement entered into by each of Messrs. Larson, Scarlat and Stein is substantially similar to the form of change of control agreement filed as Exhibit 10.49 hereto, and the above description of their change of control agreements is qualified in its entirety by reference to such exhibit, which is incorporated herein by reference.

Former Named Executive Officers

In accordance with SEC disclosure requirements, below are descriptions of the employment agreements of Mr. Amnon Landan, our former Chief Executive Officer, and Mr. Douglas Smith, our former Chief Financial Officer, because they are deemed to be Named Executive Officers for fiscal 2005. However, both Messrs. Landan and Smith resigned from their positions on November 1, 2005. As a result, neither of their employment agreements is currently in effect. We also entered into certain agreements with each of Messrs. Landan and Smith in connection with their departures from the Company, as described below.

Amnon Landan

On February 11, 2005, we entered into an employment agreement with Mr. Landan, with a term through December 31, 2007. Under the agreement, Mr. Landan would receive an initial annual base salary of $750,000 and be eligible for an annual performance bonus with a target of 100% of his base salary. If during the term of the agreement, Mr. Landan’s employment ended because of an involuntary termination (including termination by us without cause or resignation by Mr. Landan for certain reasons defined in the agreement), he would receive: (i) severance payment equal to 75% of his annual base salary and target bonus; (ii) present value lump sum payment of a long-term service bonus, based on his term of service; (iii) 36 months of Company-paid health care coverage; (iv) pro-rated target bonus for the year of termination; (v) 24 months’ accelerated vesting of his stock options or other equity awards; (vi) 12 months to exercise any options granted after the date of the agreement or any options that had exercise prices above the fair market value of our common stock on the date of the employment agreement; and (vii) vesting of any outstanding award under any long-term incentive plan (or, for any award for which the performance period has not been completed, vesting of a pro rata portion of the award). In the event an involuntary termination occurred (or Mr. Landan died while employed by us) within 18 months after a change of control of the Company, Mr. Landan would receive all of the severance benefits described above, except that all of his stock options would become fully vested and his severance payment would be equal to 175% of his annual base salary and target bonus.

On November 1, 2005, we entered into an agreement with Mr. Landan, pursuant to which Mr. Landan resigned from his positions as Chief Executive Officer and member of our Board of Directors effective immediately. On May 15, 2006, the Special Committee of our Board of Directors determined that Mr. Landan should be treated as having been terminated for cause under the terms of his employment agreement. As a result, he was not paid any severance benefits due under his employment agreement.

We entered into an amendment dated January 27, 2006 to the November 1, 2005 agreement with Mr. Landan. Pursuant to the amendment, we and Mr. Landan agreed that Mr. Landan would not exercise his then outstanding and vested options prior to June 15, 2006 without prior notice from the Special Committee of our Board of Directors. We and Mr. Landan also agreed that Mr. Landan would return to the Company for cancellation the option to acquire 700,000 shares of our common stock with a record grant date of January 8, 2001, and that the exercise prices of certain of Mr. Landan’s options would be increased. On June 7, 2006, we declared void and cancelled an additional 2,625,416 options granted to Mr. Landan between 1997 and 2002.

We entered into a second amendment dated July 28, 2006 to the November 1, 2005 agreement with Mr. Landan. Pursuant to the second amendment, we and Mr. Landan agreed that Mr. Landan would not exercise his options to acquire 437,500 shares of our common stock that were granted with a grant date of January 3, 2003 and that he no longer would have any right to or interest in, or any value from, these options. We and Mr. Landan further agreed that if, on or before the cutoff date (as defined below), we and Mr. Landan reach a settlement of our pending claims against Mr. Landan, Mr. Landan will receive against any amount that he agrees to pay to us a credit of the lesser of (i) the settlement amount or (ii) $2,817,500 (which was the difference between the exercise price of the 2003 options and the closing price of an equivalent number of shares of our common stock on July 14, 2006 of $37.85 per share). The cutoff date means the later of March 15, 2007 or such other date on which such credit can be granted without subjecting Mr. Landan to liability for additional taxes under Section 409A of the Internal Revenue Code. Other than as set forth above, we and Mr. Landan agreed that the execution of the November 1, 2005 agreement, and all amendments thereafter, did not constitute a release of any claims that either party may have against the other, and each party reserved all of their rights under these agreements.

Douglas Smith

On August 28, 2000, we entered into an employment agreement with Mr. Smith. The terms of the employment agreement provided for an initial annual base salary of $350,000 and eligibility to receive specified target bonuses. If Mr. Smith’s full-time employment was terminated for any reason, other than death, Mr. Smith would have the right to remain a part-time employee of the Company for up to one year from the date of termination of full-time employment with a part-time salary of at least $1,000 per month.

On October 31, 2005, we entered into an agreement with Mr. Smith pursuant to which the parties agreed that Mr. Smith’s existing stock options dated November 2, 2001 would be repriced to the closing price of our common stock on the day in November 2001 that these grants were actually determined. In addition the parties agreed that, to the extent Mr. Smith had previously exercised options, he would pay to us the difference between the exercise price of the options and the closing price of our common stock on the day in November 2001 that the grants were actually determined. On November 30, 2005, we and Mr. Smith agreed to increase the exercise price of Mr. Smith’s options to purchase 120,000 shares of our common stock underlying his option agreement dated November 2, 2001 from $24.29 per share to $28.05 per share, and Mr. Smith agreed to pay to us the difference between Mr. Smith’s original exercise price and the agreed-upon exercise price of $28.05 for each share he previously acquired upon exercise of that option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of our Board of Directors is currently composed of Messrs. Boston, Costello, and Ostler. No member of the Compensation Committee is an officer or employee of the Company. No member of the Compensation Committee or executive officer of the Company served as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our board of directors or Compensation Committee. Mr. Zingale is excluded from discussions regarding his own salary and incentive compensation.

During fiscal 2005, the members of the Compensation Committee were Dr. Yaron and Messrs. Boston and Shamir. Dr. Yaron served as Chairman of the Compensation Committee until December 15, 2005, at which time Mr. Boston replaced him as Chairman of the Compensation Committee. Dr. Yaron and Mr. Shamir resigned from the committee on June 29, 2006, and were replaced by Messrs. Costello and Ostler. No member of the Compensation Committee during fiscal 2005 was an officer or employee of the Company during his time of service on such committee.

For information regarding certain relationships and related transactions, please see Item 13, “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Summary Table

The following table sets forth certain information as of December 31, 2005 with respect to compensation plans under which shares of our common stock may be issued:

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)	16,205,670		$38.63		9,745,763	(2)
Equity Compensation Plans Not Approved by Security Holders	3,593,098	(3)	$39.16	(3)	843,053
Total	19,798,768		$38.72		10,588,816

(1)	Excludes purchase rights accruing under the Amended and Restated 1998 Employee Stock Purchase Plan. Under the Amended and Restated 1998 Employee Stock Purchase Plan, each eligible employee may purchase shares of common stock at semi-annual intervals on February 15 and September 15 each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.
(2)	Includes 4,192,001 shares available for issuance under the Amended and Restated 1998 Employee Stock Purchase Plan.
(3)	Excludes information for options assumed by us in connection with acquisitions of companies. As of December 31, 2005, a total of 606,140 shares of our common stock were issuable upon exercise of outstanding options assumed in those acquisitions and issued under the following plans, which have not been approved by our stockholders: Conduct, Ltd. 1998 Share Option Plan, Freshwater Software, Inc. 1997 Stock Plan, Performant, Inc. 2000 Stock Option/Restricted Stock Plan, Kintana, Inc. 1997 Equity Incentive Plan, Chain Link Technologies Limited Company Share Option Scheme and Appilog, Inc. 2003 Stock Option Plan. The weighted average exercise price of those outstanding options is $38.67 per share. No additional options may be granted under the plans under which these options were assumed.

We maintain the Amended and Restated 1989 Stock Option Plan, Amended and Restated 1999 Stock Option Plan, 1994 Directors’ Stock Option Plan, and Amended and Restated 1998 Employee Stock Purchase Plan, each of which was approved by our stockholders, and the 1996 Supplemental Stock Option Plan and the Amended and Restated 2000 Supplemental Stock Option Plan, each of which were not subject to stockholder approval.

Equity Compensation Plans Not Approved By Stockholders

1996 Supplemental Stock Option Plan. In May 1996, our board adopted the 1996 Supplemental Stock Option Plan which allowed grants of options only to any employees who were not U.S. citizens and who were not one of our executive officers or directors. This plan was not approved by our stockholders. Options are no longer granted under this plan; however, as of December 31, 2005, options to purchase a total of 2,006 shares of common stock were outstanding thereunder. Option grants under this plan have exercise prices of not less than 85% of the fair market value of the stock on the date of grant. All options granted under this plan expire 10 years from the date of grant. In the event a participant’s employment or service with us terminates prior to this expiration date, the participant’s option may thereafter be exercised (to the extent it was vested on the date of termination), for a period of either six months (in the case of death or disability) or 30 days (for other terminations). Outstanding options under this plan generally vest over a period of four years. If the Company were to be acquired and the acquiring corporation did not assume, replace or substitute the awards granted under this plan, all outstanding awards would become fully vested and would terminate to the extent unexercised at the time the acquisition closed.

2000 Supplemental Stock Option Plan. In July 2000, our board adopted the 2000 Supplemental Stock Option Plan which allows options and stock purchase rights to be granted only to any employee who is not a U.S. citizen and who is not one of our executive officers or directors. This plan has not been approved by our stockholders. A total of 6,000,000 shares have been reserved for issuance upon exercise of stock options under this plan, and as of December 31, 2005, options to purchase a total of 3,591,092 shares of common stock were outstanding under this plan and 843,053 options were available for grant. Option grants under this plan must be at exercise prices not less than 100% of the fair market value of the stock on the date of grant. The other material provisions of this plan are identical to those of the 1996 Supplemental Stock Option Plan, except that all the term of options granted in certain European countries may be different and this plan provides for the grant of stock purchase rights.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock as of August 1, 2006 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each executive officer named in the Summary Compensation Table below; and

•	all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (2)	Shares of Common Stock Beneficially Owned (1)	Percentage Ownership
UBS AG (3) Bahnhofstrasse 45 PO Box CH-8021 Zurich, Switzerland	9,178,710	10.29%
S.A.C. Capital Advisors, LLC (4) 72 Cummings Point Road Stamford, Connecticut 06902	5,690,000	6.38%
Wellington Management Company, LLP (5) 75 State Street Boston, MA 02109	5,308,504	5.95%
J. & W. Seligman & Co. Incorporated (6) 100 Park Avenue New York, New York 10017	4,935,400	5.53%
Massachusetts Financial Services Company (7) 500 Boylston Street Massachusetts, MA 02116	4,771,272	5.35%
Anthony Zingale (8)(9)	480,000	*
David J. Murphy (8)(10)	145,000	*
James Larson (8)(11)	692,754	*
Yuval Scarlat (8)(12)	383,230	*
Brian A. Stein (13)	23,437	*
Amnon Landan	35,572	*
Douglas Smith	4,059	*
Giora Yaron (14)	20,000	*
Brad Boston (15)	20,000	*
Joseph Costello	—	*
Stanley Keller	—	*
Igal Kohavi (16)	20,000	*
Clyde Ostler (17)	42,500	*
Yair Shamir (18)	60,000	*
All directors and officers as a group (15 persons) (19)	1,926,552	2.12%

*	Less than 1%.
(1)	Except as otherwise indicated in the footnotes to this table, percentage ownership is based on 89,197,029 shares of our common stock outstanding as of August 1, 2006. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of August 1, 2006 are deemed to be outstanding for the purpose of computing the percentage ownership of a person or entity in this table, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity. All references to exercisable or vested options below exclude any accelerated vesting that may occur as a result of the consummation of the current tender offer by Hewlett-Packard Company to purchase our common stock and the related merger.
(2)	Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock.
(3)	Beneficial ownership information is based on information reported on Schedule 13G/A filed with the SEC on February 14, 2006, by UBS AG (for the benefit and on behalf of the Traditional Investments division of the UBS Global Asset Management business group of UBS AG). Of the reported shares, UBS AG reports that it has sole voting power with respect to 5,341,210 shares and shared dispositive power with respect to 9,178,710 shares. UBS AG disclaims beneficial ownership of such securities and further states that the filing reflects the securities beneficially owned by the Traditional Investments division of the UBS Global Asset Management business group of UBS AG and its subsidiaries and affiliates.
(4)	Beneficial ownership information is based on information reported on Schedule 13G filed with the SEC on July 5, 2006, by S.A.C. Capital Advisors, LLC and certain of its affiliates. The Schedule was jointly filed by (i) S.A.C. Capital Advisors, LLC, (“SAC Capital Advisors”) with respect to shares of our common stock beneficially owned by S.A.C. Capital Associates, LLC (“SAC Capital Associates”); (ii) S.A.C. Capital Management, LLC, (“SAC Capital Management”) with respect to shares of our common stock beneficially owned by SAC Capital Associates; (iii) SAC Capital Associates with respect to shares of our common stock beneficially owned by it; (iv) CR Intrinsic Investors, LLC (“CR Intrinsic Investors”) with respect to shares of our common stock beneficially owned by CR Intrinsic Investments, LLC (“CR Intrinsic Investments”); (v) Canvas Capital Management, LP (“Canvas Capital Management”) with respect to shares of our common stock beneficially owned by Canvas Capital Associates, LLC (“Canvas Capital Associates”); and (iv) Steven A. Cohen with respect to shares of our common stock beneficially owned by SAC Capital Advisors, SAC Capital Management, SAC Capital Associates, CR Intrinsic Investors, CR Intrinsic Investments, Canvas Capital Management and Canvas Capital Associates. The principal business addresses for the S.A.C. affiliates are as follows: (i) S.A.C. Capital Advisors, LLC, C.R. Intrinsic Investors, LLC, Steven A. Cohen 72 Cummings Point Road, Stamford, Connecticut 06902, (ii) S.A.C. Capital Management, LLC 540 Madison Avenue, New York, New York 10022, (iii) S.A.C. Capital Associates, LLC P.O. Box 58, Victoria House, The Valley, Anguilla British West Indies, and (iv) Canvas Capital Management, LP 101 California Street, Suite 4225, San Francisco, California 94111. The Schedule reports shared voting and dispositive power of 5,290,000 shares for SAC Capital Advisors, SAC Capital Associates and SAC Capital Management. The Schedule reports shared voting and dispositive power of 200,000 shares for CR Intrinsic Investors and Canvas Capital Management. The Schedule reports Steven A. Cohen may be deemed to beneficially own 5,690,000 shares.
(5)	Beneficial ownership information is based on information reported on Schedule 13G/A filed with the SEC on July 10, 2006, by Wellington Management Company, LLP. Of the reported shares, Wellington Management Company, LLP reports that it has shared voting power with respect to 3,340,854 shares and shared dispositive power with respect to 5,308,504 shares.
(6)	Beneficial ownership information is based on information reported on Schedule 13G filed with the SEC on February 13, 2006, by J. & W. Seligman & Co., Incorporated (“JWS”). Of the reported shares, JWS reports that it has shared voting and shared dispositive power with respect to 4,935,400 shares. William C. Morris, as the owner of a majority of the outstanding voting securities of JWS, may be deemed to beneficially own the shares reported by JWS.
(7)	Beneficial ownership information is based on information reported on Schedule 13G filed with the Securities and Exchange Commission on August 10, 2005, by Massachusetts Financial Services Company. Massachusetts Financial Services Company is reported as the beneficial owner with sole voting and investment power over the shares reported as beneficially owned by them.
(8)	Includes shares subject to outstanding options that are currently exercisable or exercisable within 60 days of August 1, 2006. Because certain options granted by us pursuant to our Amended and Restated 1999 Stock Option Plan and Amended and Restated 1989 Stock Option Plan to the executive officers listed above are immediately exercisable whether or not vested, those immediately exercisable options have been treated as currently exercisable for purposes of the table above. However, we have a right to repurchase, upon the optionee’s termination of employment, any shares acquired by the optionee through the exercise of any unvested options. This repurchase right lapses over time.
(9)	Represents 480,000 shares subject to stock options held by Mr. Zingale that are exercisable within 60 days of August 1, 2006, of which 233,124 shares will be vested as of such date.
(10)	Represents 145,000 shares subject to stock options held by Mr. Murphy that are exercisable within 60 days of August 1, 2006, of which 100,832 shares will be vested as of such date.
(11)	Includes 688,479 shares subject to stock options held by Mr. Larson that are exercisable within 60 days of August 1, 2006, of which 588,999 shares will be vested as of such date.
(12)	Includes 379,583 shares subject to stock options held by Mr. Scarlat that are exercisable within 60 days of August 1, 2006, of which 364,478 shares will be vested as of such date.
(13)	Represents 23,437 shares subject to stock options held by Mr. Stein that are exercisable within 60 days of August 1, 2006, all of which will be vested as of such date.
(14)	Represents 20,000 shares subject to stock options held by Dr. Yaron that are exercisable within 60 days of August 1, 2006, all of which will be vested as of such date.

(15)	Represents 20,000 shares subject to stock options held by Mr. Boston that are exercisable within 60 days of August 1, 2006, all of which will be vested as of such date.
(16)	Represents 20,000 shares subject to stock options held by Dr. Kohavi that are exercisable within 60 days of August 1, 2006, all of which will be vested as of such date.
(17)	Includes 40,000 shares subject to stock options held by Mr. Ostler that are exercisable within 60 days of August 1, 2006, all of which will be vested as of such date.
(18)	Includes 20,000 shares registered in the name of Goldfarb & Levy and held on behalf of Mr. Shamir and 40,000 shares subject to stock options held by Mr. Shamir that are exercisable within 60 days of August 1, 2006, all of which will be vested as of such date.
(19)	Includes one additional executive officer not listed above, who possesses no shares subject to stock options that are exercisable within 60 days of August 1, 2006.

On July 25, 2006, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Hewlett-Packard Company (HP) and Mars Landing Corporation, a wholly-owned subsidiary of HP (Merger Sub). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on August 17, 2006, Merger Sub commenced a cash tender offer (the Offer) for all of the issued and outstanding shares of our common stock, par value of $0.002 per share, at a purchase price of $52.00 per share (the Offer Price). As soon as practicable after the consummation of the Offer, Merger Sub will merge with and into us (the Merger) and we will become a wholly-owned subsidiary of HP. In the Merger, the remaining stockholders of Mercury, other than such stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be entitled to receive the Offer Price per share. The Offer, if consummated, would constitute a change of control of the Company.

The obligation of Merger Sub to accept for payment and pay for the shares tendered in the Offer is subject to a number of conditions described in the Merger Agreement, including among others, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of any other material antitrust or merger control approvals. In addition, HP’s acceptance of the tendered shares is subject to HP’s ownership, following such acceptance, of at least a majority of all then outstanding shares of our common stock and the filing with the Securities and Exchange Commission of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 13.	Certain Relationships and Related Transactions

Anthony Zingale, one of our directors, and our Chief Executive Officer and President, served as a director of Interwoven, Inc. until July 2006. During fiscal 2005, we entered into two transactions with Interwoven for the license of our products and maintenance services to Interwoven for an aggregate of approximately $33,200. In addition, we entered into four transactions with Interwoven for the license of Interwoven products or the renewal of maintenance services for Interwoven products licensed to us for an aggregate of $435,463. We believe that the transactions with Interwoven were on terms no more favorable than those with unrelated parties and that Mr. Zingale had no direct or indirect material interest in these transactions.

Clyde Ostler, one of our directors, is an executive officer of Wells Fargo & Company, a financial company and a company with which we do business. In 2005, we entered into transactions for the license of products and the sale of services to Wells Fargo & Company and its affiliates of approximately $8.2 million. We also have a $5.0 million credit facility with Wells Fargo Bank. During 2005 and 2004, we maintained cash deposit accounts and an investment account related to investments in our Israeli research and development facility with Wells Fargo. As of December 31, 2005 and 2004, the total cash deposit balance at Wells Fargo was $14.3 million and $2.5 million, respectively. As of December 31, 2005, there were no investment account balances at Wells Fargo. At December 31 2004, our investment account balance at Wells Fargo was $102.7 million. We believe that our transactions with Wells Fargo & Company were on terms no more favorable than those with unrelated parties and that Mr. Ostler has not had and will not have a direct or indirect material interest in these transactions.

Brad Boston, one of our directors, is the Senior Vice President and Chief Information Officer for Cisco Systems, Inc. In 2005 we entered into transactions for the license of products and the sale of services to Cisco for an aggregate of approximately $1.8 million. We believe that these transactions with Cisco were on terms no more favorable than those with unrelated parties and that Mr. Boston had no direct or indirect material interest in these transactions.

Yair Shamir, one of our directors, is the Chairman of the Board of Israel Aircraft Industries (IAI). During fiscal year 2005, we entered into three transactions with IAI for the license of our products and maintenance services for an aggregate of approximately $50,850. We believe that the transactions with IAI were on terms no more favorable than those with unrelated parties and that Mr. Shamir had no direct or indirect material interest in these transactions.

We have entered into indemnification agreements with our former and current directors and executive officers. The indemnification agreements require us to indemnify our former and current directors and officers to the fullest extent permitted by Delaware law and require us to advance to them expenses incurred as a result of any proceeding against them as to which they could be indemnified pursuant to the terms of the indemnification agreements. In connection therewith, we have advanced, and will continue to advance, some of our current and former directors and executive officers expenses they incurred as a result of proceedings against them as to which they could be indemnified. If any such director or executive officer is subsequently determined not to be eligible for indemnification in accordance with the terms of his or her indemnification agreement, the amount of the expenses that we have advanced to such director or executive officer are to be repaid by such director or executive officer.

Item 14.	Principal Accountant Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

The following table sets forth the aggregate fees billed by PricewaterhouseCoopers LLP for audit services rendered in connection with the consolidated financial statements and reports for fiscal 2005 and 2004 and for other services rendered during fiscal years 2005 and 2004 on behalf of Mercury and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

	Fiscal 2005		Fiscal 2004
Fee Category:	Amount	% of Total	Amount	% of Total
Audit Fees	$6,364	86%	$3,196	73%
Audit-Related Fees	44	1	60	1
Tax Fees	974	13	1,123	26
All Other Fees	6	—	18	—

Total Fees	$7,388	100%	$4,397	100%

Audit Fees: Consists of fees for professional services rendered for the audit of Mercury’s consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation. For fiscal years 2005 and 2004, this fee category also includes $1.4 million and $1.8 million, respectively, in fees for audit of management’s assessment of the effectiveness of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the effectiveness of internal control over financial reporting.

Audit-Related Fees: Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of Mercury’s consolidated financial statements and that are not reported under “Audit Fees”. These services include accounting consultations in connection with acquisitions and professional services concerning financial accounting and reporting standards.

Tax Fees: Consists of fees for tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal, state and international tax compliance, assistance with tax audits and appeals, assistance with customs and duties audits, expatriate tax services, and assistance related to the impact of mergers, acquisitions and divestitures on tax return preparation. Other tax services consist of fees billed for other miscellaneous tax consulting and planning projects. For fiscal years 2005 and 2004, these fees consisted of approximately $88,000 and $282,000, for tax compliance and approximately $886,000 and $841,000 for other tax services, respectively.

All Other Fees: Consists of fees for all other services other than those reported above. For fiscal 2005 and 2004, this fee category includes a license fee for the use of PricewaterhouseCoopers LLP’s online accounting research tool. For fiscal 2004, it also includes other specialized consulting services.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The audit committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent registered public accounting firm is required to provide detailed back-up documentation at the time of approval. The audit committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the audit committee at the next scheduled meeting.

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

3. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 25, 2006, by and among Hewlett-Packard Company, Mars Landing Corporation, and Mercury Interactive Corporation.	8-K	000-22350	2.1	July 25, 2006

3.1	Certificate of Incorporation of Mercury, as amended and restated to date.	S-1	33-68554	3.3	October 29, 1993

3.2	Certificate of Amendment of Restated Certificate of Incorporation dated May 20, 1998.	10-Q	000-22350	3.1	November 16, 1998

3.3	Certificate of Amendment of Restated Certificate of Incorporation dated May 26, 1999.	S-3	333-95097	4.1	January 20, 2000

3.4	Certificate of Amendment of Restated Certificate of Incorporation dated May 24, 2000.	10-K	000-22350	3.2	March 29, 2001

3.5	Certificate of Amendment of Restated Certificate of Incorporation dated May 19, 2004.	10-Q	000-22350	3.1	August 9, 2004

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
3.6	Corrected Certificate of Amendment of Restated Certificate of Incorporation dated June 4, 2004.	10-Q	000-22350	3.2	August 9, 2004

3.7	Amended and Restated Bylaws of Mercury.	8-K	000-22350	3.7	February 14, 2006

4.1	Form of Tender and Voting Agreements, by and between Hewlett-Packard Company and each director and executive officer of Mercury Interactive Corporation.	8-K	000-22350	4.1	July 25, 2006

10.1	Preferred Shares Rights Agreement dated July 5, 1996.	8-A12G	000-22350	1	July 9, 1996

10.2	Amendment to Rights Agreement dated March 31, 1999.	8-A12G/A	000-22350	1	April 2, 1999

10.3	Amendment No. Two to Rights Agreement, dated May 19, 2000.	8-A12G/A	000-22350	1	May 22, 2000

10.4	Amendment No. 3 to Preferred Shares Rights Agreement dated April 23, 2003.	10-Q	000-22350	4.3	April 30, 2003

10.5	Form of Note for Mercury’s 4.75% Convertible Subordinated Notes due July 1, 2007.	10-Q	000-22350	4.1	August 14, 2000

10.6	Indenture between Mercury, as Issuer and State Street Bank and Trust Company of California, National Association, as Trustee dated July 3, 2000 related to Mercury’s 4.75% Convertible Subordinated Notes due July 1, 2007.	10-Q	000-22350	4.2	August 14, 2000

10.7	First Supplemental Indenture between Mercury, as Issuer and U.S. Bank National Association, as Trustee dated October 26, 2005 related to Mercury’s 4.75% Convertible Subordinated Notes due July 1, 2007.	8-K	000-22350	10.45	October 28, 2005

10.8	Registration Rights Agreement among Mercury and Goldman, Sachs & Co., Chase Securities Inc. and Deutsche Banc Securities Inc. dated July 3, 2000 related to Mercury’s 4.75% Convertible Subordinated Notes due July 1, 2007.	10-Q	000-22350	4.3	August 14, 2000

10.9	Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated January 17, 2002 (as revised on January 31, 2002), and Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated February 26, 2002.	10-K	000-22350	10.18	March 27, 2002

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
10.10	Indenture between Mercury, as Issuer and U.S. Bank National Association, as Trustee dated April 29, 2003 related to Mercury’s Zero Coupon Senior Convertible Notes due 2008.	10-Q	000-22350	4.1	April 30, 2003

10.11	First Supplemental Indenture between Mercury, as Issuer and U.S. Bank National Association, as Trustee dated October 26, 2005 related to Mercury’s Zero Coupon Senior Convertible Notes due 2008.	8-K	000-22350	10.46	October 28, 2005

10.12	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association relating to the 4.75% Convertible Subordinated Notes due 2007	8-K	000-22350	10.56	May 4, 2006

10.13	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association relating to the Zero Coupon Senior Convertible Notes due 2008	8-K	000-22350	10.57	May 4, 2006

10.14	Form of Note for Mercury’s Zero Coupon Senior Convertible Notes due 2008.	10-Q	000-22350	4.1	April 30, 2003

10.15	Registration Rights Agreement, dated as of April 23, 2003, by and between Mercury and UBS Warburg LLC related to Zero Coupon Senior Convertible Notes due 2008.	10-Q	000-22350	4.2	April 30, 2003

10.16	Confirmation regarding Swap Transaction from Goldman Sachs Capital Markets, L.P. dated November 5, 2002.	10-Q	000-22350	10.1	April 30, 2003

10.17	Agreement and Plan of Merger among Freshwater Software, Inc., Mercury and Aqua Merger Company dated as of May 21, 2001.	10-Q	000-22350	10.1	August 14, 2001

10.18	Agreement and Plan of Merger dated as of June 9, 2003, among Kintana, Inc., Mercury, Kanga Merger Corporation, Kanga Acquisition L.L.C. and Raj Jain as Stockholders’ Representative.	10-Q	000-22350	10.1	August 14, 2003

10.19‡	Agreement and Plan of Merger dated as of January 8, 2006, by and among Mercury, Systinet Corporation, Shark Corporation and Warburg Pincus Private Equity VIII, L.P., as Stockholders Representative, as amended January 31, 2006.

10.20	Purchase and Sale Agreement by and between WHSUM Real Estate Limited Partnership and Mercury dated December 1, 2000.	10-K	000-22350	10.12	March 29, 2001

10.21	Lease Agreement by and between 369 Whisman Associates, L.P. and Mercury, dated as of December 15, 2003.	10-K	000-22350	10.19	March 5, 2004

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
10.22	Agreement of Sublease dated February 28, 2005, by and between Netscape Communications Corporation and Mercury.	10-K	000-22350	10.44	March 14, 2005

10.23*	401(k) Plan.	S-1	33-68554	10.12	October 29, 1993

10.24*	Amended and Restated 1989 Stock Option Plan.	S-8	333-62125	4.1	August 24, 1998

10.25*	1994 Directors’ Stock Option Plan and Forms of Notice of Grant and Stock Option Agreement.	S-8	33-95178	10.1	July 31, 1995

10.26*	Amended and Restated 2000 Supplemental Stock Option Plan and Forms of Notice of Grant and Stock Option Agreement.	S-8	333-56316	4.2	February 28, 2001

10.27*	Amended and Restated 1998 Employee Stock Purchase Plan and Form of Subscription Agreement.	S-8	333-111915	4.2	January 14, 2004

10.28*	Amended and Restated 1999 Stock Option Plan and Forms of Notice of Grant and Stock Option Agreement.	S-8	333-111915	4.1	January 14, 2004

10.29*	Conduct Ltd. 1998 Share Option Plan.	S-8	333-94837	4.1	January 18, 2000

10.30*	Freshwater Software, Inc. 1997 Stock Plan.	S-8	333-61786	4.1	May 29, 2001

10.31*	Performant, Inc. 2000 Stock Option/Restricted Stock Plan.	S-8	333-106646	4.1	June 30, 2003

10.32*	Kintana, Inc. 1997 Equity Incentive Plan.	S-8	333-108266	4.1	August 27, 2003

10.33*	Chain Link Technologies Limited Company Share Option Scheme.	S-8	333-108266	4.2	August 27, 2003

10.34*	Appilog, Inc. 2003 Stock Option Plan.	S-8	333-117599	4.1	July 23, 2004

10.35*‡	Systinet Corporation 2001 Stock Option and Incentive Plan.

10.36*	Letter Agreement by and between Mercury and Kenneth Klein, effective as of December 30, 2003.	10-K	000-22350	10.20	March 5, 2004

10.37*	Employment Agreement by and between Mercury and Anthony Zingale effective as of November 1, 2005.	8-K	000-22350	10.51	February 14, 2006

10.38*	Change of Control Agreement by and between Mercury and Anthony Zingale dated February 8, 2006.	8-K	000-22350	10.52	February 14, 2006

10.39*	Employment Agreement by and between Mercury and David Murphy dated March 13, 2006.	8-K	000-22350	10.53	March 16, 2006

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
10.40*	Change of Control Agreement by and between Mercury and David Murphy dated March 13, 2006.	8-K	000-22350	10.54	March 16, 2006

10.41*	Amendment No. 1 to Employment Agreement by and between the Company and David Murphy dated June 20, 2006	8-K	000-22350	10.58	June 21, 2006

10.42*	Amended and Restated Employment Agreement dated August 28, 2000 by and between Mercury and Douglas Smith.	10-K	000-22350	10.16	March 29, 2001

10.43*	Agreement by and between Mercury and Doug Smith dated October 31, 2005.	8-K	000-22350	10.48	November 3, 2005

10.44*	Amendment Agreement by and between Mercury and Doug Smith dated November 30, 2005.	8-K	000-22350	10.49	December 2, 2005

10.45*	Employment Agreement dated February 11, 2005 by and between Mercury and Amnon Landan.	10-K	000-22350	10.37	March 14, 2005

10.46*	Agreement by and between Mercury and Amnon Landan dated November 1, 2005.	8-K	000-22350	10.47	November 3, 2005

10.47*	Amendment to Agreement by and between Mercury and Amnon Landan effective as of January 27, 2006.	8-K	000-22350	10.50	February 2, 2006

10.48*	Second Amendment to Agreement by and between the Company and Amnon Landan dated July 28, 2006	8-K	000-22350	10.59	July 31, 2006

10.49*	Form of Change of Control Agreement entered into by Mercury with certain officers.	8-K	000-22350	10.2	December 21, 2004

10.50*	Form of Directors’ and Officers’ Indemnification Agreement.	10-Q	000-22350	10.2	August 14, 2003

10.51*	Form of Notice of Grant and Stock Option Agreement between Mercury and Anthony Zingale.	8-K	000-22350	10.3	December 3, 2004

10.52*	Form of Notice of Grant and Stock Option Agreement between Mercury and Amnon Landan.	8-K	000-22350	10.2	February 9, 2005

10.53*	Form of Notice of Grant and Stock Option Agreement between Mercury and Executive Officers.	8-K	000-22350	10.3	February 9, 2005

10.54*	Mercury Long-Term Incentive Plan.	8-K	000-22350	10.1	December 21, 2004

10.55*	Form of Mercury Long-Term Incentive Plan Participation Notice.	8-K	000-22350	10.1	February 9, 2005

10.56*	Amended and Restated Mercury Long-Term Incentive Plan.	10-K	000-22350	10.42	March 14, 2005

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
10.57*	Mercury 2005 Annual Executive Incentive Plan.	10-K	000-22350	10.43	March 14, 2005

10.58*	Form of Mercury Executive Annual Incentive Bonus Plan and Form of Participation Notice	8-K	000-22350	10.55	March 31, 2006

14.1**	Code of Business Conduct and Ethics.

21.1‡	Subsidiaries of Mercury.

24.1	Power of Attorney (see page 104).

31.1‡	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2‡	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K.
**	See Item 10, Directors and Executive Officers of Registrant of this Annual Report on Form 10-K.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Mercury Interactive Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 5, 2006

MERCURY INTERACTIVE CORPORATION (Registrant)

By:	/S/ DAVID J. MURPHY
David J. Murphy Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ BRIAN STEIN
Brian Stein Chief Accounting Officer (Principal Accounting Officer)

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

Signature	Title	Date

/S/ ANTHONY ZINGALE Anthony Zingale	President and Chief Executive Officer (Principal Executive Officer) and Director	October 5, 2006

/S/ DAVID J. MURPHY David J. Murphy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 5, 2006

/S/ BRIAN STEIN Brian Stein	Chief Accounting Officer (Principal Accounting Officer)	October 5, 2006

/S/ BRAD BOSTON Brad Boston	Director	October 5, 2006

/S/ JOSEPH COSTELLO Joseph Costello	Director	October 5, 2006

/S/ STANLEY KELLER Stanley Keller	Director	October 5, 2006

/S/ IGAL KOHAVI Igal Kohavi	Director	October 5, 2006

/S/ CLYDE OSTLER Clyde Ostler	Director	October 5, 2006

/S/ YAIR SHAMIR Yair Shamir	Director	October 5, 2006

/S/ GIORA YARON Giora Yaron	Chairman of the Board of Directors	October 5, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mercury Interactive Corporation:

We have completed integrated audits of Mercury Interactive Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of Mercury Interactive Corporation and its subsidiaries (the “Company”) at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2004, the Company changed its method of accounting for contingently convertible equity securities in accordance with Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.

Internal control over financial reporting

Also, we have audited management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that Mercury Interactive Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of not maintaining (1) an effective control environment and (2) effective controls over the accounting for and disclosure of its stock-based compensation expense, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005.

1.	Control environment. The Company did not maintain an effective control environment based on criteria established in the COSO framework. Specifically, the Company did not maintain controls adequate to prevent or detect instances of intentional override or intervention of their controls or intentional misconduct by certain former members of senior management. Also, there was a lack of attention to identifying and responding to such instances. This lack of an effective control environment permitted certain former members of senior management, including Prior Management (as defined in Item 9A), to deliberately override certain controls between 1992 through March 31, 2005 resulting in certain transactions not being properly accounted for in the Company’s consolidated financial statements and contributing to the need to restate certain of the Company’s previously issued financial statements. Each of these former members of their senior management appears to have also personally benefited from these practices. In addition, the Compensation Committee of the Company’s Board of Directors mistakenly relied on certain former members of senior management to appropriately discharge the duties delegated to them. Furthermore, the Company did not adequately monitor certain of their control practices, demonstrate a commitment to integrity and objectivity and foster a consistent and open flow of information and communication between those initiating transactions and those responsible for their financial reporting. Certain former members of senior management intentionally exploited this environment as follows:

a.	Stock-based compensation. Certain former members of senior management (including the Company’s then CEO and then CFO) intentionally deviated from the Company’s controls over the accounting for stock option transactions, which resulted in the creation of misleading accounting records. Additionally, these certain former members of senior management either knew or should have known that the vast majority of Company’s stock options transactions occurring between January 1996 and April 2002 were not appropriately accounted for in accordance with generally accepted accounting principles.

b.	Earnings management. Between 1997 and 2002, the Company identified several instances where certain former members of senior management (including Company’s then CEO and then CFO) appear to have deliberately overridden controls in order to manage or influence the timing of quarter-end shipments, without public disclosure, and to influence the timing and level at which certain expense items and accruals were made in order to inappropriately achieve a desired consistency of reported financial results, without appropriate public disclosure.

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Mercury Interactive Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Mercury Interactive Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

October 5, 2006

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$873,138	$182,868
Short-term investments	240,402	447,453
Trade accounts receivable, net of sales reserve of $7,032 and $5,157, respectively	269,150	223,410
Deferred tax assets, net	10,392	3,445
Prepaid expenses and other assets	59,090	72,999

Total current assets	1,452,172	930,175
Long-term investments	287,587	508,120
Property and equipment, net	80,032	78,233
Investments in non-consolidated companies	12,541	13,031
Goodwill	400,122	396,329
Intangible assets, net	25,538	38,452
Long-term deferred tax assets, net	5,666	3,503
Other assets, net	31,774	45,638

Total assets	$2,295,432	$2,013,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,024	$20,008
Accrued and other liabilities	242,810	143,815
Income taxes	211,348	65,114
Deferred tax liabilities, net	—	2
Short-term deferred revenue	372,237	311,576
Convertible notes	500,000	—

Total current liabilities	1,335,419	540,515
Convertible notes, non-current	297,289	804,483
Long-term deferred revenue	92,668	102,205
Other long-term liabilities	5,420	2,386

Total liabilities	1,730,796	1,449,589

Commitments and contingencies (Notes 8, 9 and 18)
Stockholders’ equity:
Preferred stock: par value $0.002 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.002 per share, 560,000 shares authorized; 88,286 and 85,011 shares issued and outstanding, respectively	177	170
Additional paid-in capital	1,199,206	1,118,753
Treasury stock: at cost; 10,459 shares and 10,459 shares, respectively	(348,249)	(348,249)
Notes receivable from issuance of common stock	(1,510)	(5,456)
Unearned stock-based compensation	(4,282)	(9,822)
Accumulated other comprehensive loss	(2,455)	(13,182)
Accumulated deficit	(278,251)	(178,322)

Total stockholders’ equity	564,636	563,892

Total liabilities and stockholders’ equity	$2,295,432	$2,013,481

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
License fees	$304,470	$261,382	$200,839
Subscription fees	187,607	152,199	98,824

Total product revenues	492,077	413,581	299,663
Maintenance fees	248,391	196,215	159,023
Professional service fees	102,679	76,275	47,519

Total revenues	843,147	686,071	506,205

Costs and expenses:
Cost of license and subscription (including stock-based compensation*)	46,863	41,799	34,432
Cost of maintenance (including stock-based compensation*)	16,727	17,898	17,731
Cost of professional services (including stock-based compensation*)	91,614	63,737	40,321
Cost of revenue—amortization of intangible assets	10,141	10,019	5,189
Marketing and selling (including stock-based compensation*)	345,235	335,867	303,865
Research and development (including stock-based compensation*)	83,675	82,122	73,096
General and administrative (including stock-based compensation*)	70,560	63,802	55,904
Acquisition-related expenses	—	900	11,968
Costs of restatement and related legal activities	84,040	—	—
Restructuring, integration and other related expenses	2,050	3,088	3,389
Amortization of intangible assets	5,427	5,544	2,281
Loss on intangible and other assets	15,998	—	—
Excess facilities expense	—	8,943	16,882

Total costs and expenses	772,330	633,719	565,058

Income (loss) from operations	70,817	52,352	(58,853)
Interest income	53,296	38,210	34,399
Interest expense	(31,851)	(24,627)	(22,824)
Other income (expense), net	(37,769)	(1,261)	(4,907)

Income (loss) before provision for income taxes	54,493	64,674	(52,185)
Provision for income taxes	154,422	10,898	10,401

Net income (loss)	$(99,929)	$53,776	$(62,586)

Net income (loss) per share—basic	$(1.15)	$0.61	$(0.72)

Net income (loss) per share—diluted	$(1.15)	$0.53	$(0.72)

Weighted average common shares—basic	86,984	87,668	86,609

Weighted average common shares and equivalents—diluted	86,984	103,237	86,609

* Stock-based compensation included above:
Cost of license and subscription	$(1,114)	$1,201	$5,073
Cost of maintenance	(1,013)	1,725	5,433
Cost of professional services	(519)	798	3,180
Marketing and selling	(3,592)	16,305	60,425
Research and development	(1,484)	8,199	16,404
General and administrative	401	6,232	15,148

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share amounts)

	Common stock		Additional paid-in Capital	Treasury stock	Notes receivable from issuance of common stock	Unearned stock-based compensation	Accumulated other comprehensive gain/(loss)	Accumulated deficit	Total stockholders’ equity	Comprehensive income/(loss)
	Shares	Amount
Balance at December 31, 2002	84,716	$170	$741,775	$(16,082)	$(12,149)	$(88,840)	$(1,725)	$(169,512)	$453,637
Unearned stock-based compensation	—	—	49,317	—	—	(49,317)	—	—	—
Amortization of stock-based compensation expense	—	—	—	—	—	90,995	—	—	90,995
Stock-based compensation expense	—	—	14,668	—	—	—	—	—	14,668
Reversal of unearned stock-based compensation	—	—	(8,425)	—	—	8,425	—	—	—
Collection of notes receivable	—	—	—	—	4,186	—	—	—	4,186
Repurchase of shares upon cancellation of notes receivable	(20)	—	(289)	—	289	—	—	—	—
Interest on notes receivable	—	—	(100)	—	(255)	—	—	—	(355)
Stock options assumed in conjunction with acquisitions	—	—	39,923	—	—	(1,571)	—	—	38,352
Issuance of stock in conjunction with acquisitions	2,237	4	88,529	—	—	—	—	—	88,533
Stock issued under stock option and employee stock purchase plans	3,560	7	74,772	—	—	—	—	—	74,779
Currency translation adjustments	—	—	—	—	—	—	(4,494)	—	(4,494)	$(4,494)
Net loss	—	—	—	—	—	—	—	(62,586)	(62,586)	(62,586)

Balance at December 31, 2003	90,493	181	1,000,170	(16,082)	(7,929)	(40,308)	(6,219)	(232,098)	697,715	$(67,080)

Unearned stock-based compensation	—	—	(7,073)	—	—	7,073	—	—	—
Amortization of stock-based compensation expense	—	—	—	—	—	18,454	—	—	18,454
Stock-based compensation expense	—	—	16,006	—	—	—	—	—	16,006
Reversal of unearned stock-based compensation	—	—	(4,959)	—	—	4,959	—	—	—
Tax benefit from stock options	—	—	339	—	—	—	—	—	339
Collection of notes receivable	—	—	—	—	1,689	—	—	—	1,689
Repurchase of shares upon cancellation of notes receivable	(3)	—	(718)	—	718	—	—	—	—
Interest on notes receivable	—	—	304	—	66	—	—	—	370
Purchase of treasury stock	(9,675)	(19)	—	(332,167)	—	—	—	—	(332,186)
Stock options assumed in conjunction with acquisition	—	—	10,401	—	—	—	—	—	10,401
Stock issued under stock option and employee stock purchase plans	4,196	8	104,283	—	—	—	—	—	104,291
Currency translation adjustments	—	—	—	—	—	—	(6,963)	—	(6,963)	$(6,963)
Net income	—	—	—	—	—	—	—	53,776	53,776	53,776

Balance at December 31, 2004	85,011	170	1,118,753	(348,249)	(5,456)	(9,822)	(13,182)	(178,322)	563,892	$46,813

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except for share amounts)

	Common stock		Additional paid-in Capital	Treasury stock	Notes receivable from issuance of common stock	Unearned stock-based compensation	Accumulated other comprehensive gain/(loss)	Accumulated deficit	Total stockholders’ equity	Comprehensive income/(loss)
	Shares	Amount
Unearned stock-based compensation	—	—	(11,742)	—	—	11,742	—	—	—
Amortization of stock-based compensation expense	—	—	—	—	—	(8,063)	—	—	(8,063)
Stock-based compensation expense	—	—	742	—	—	—	—	—	742
Reversal of unearned stock-based compensation	—	—	(1,861)	—	—	1,861	—	—	—
Tax benefit from stock options	—	—	9,925	—	—	—	—	—	9,925
Collection of notes receivable	—	—	—	—	650	—	—	—	650
Repurchase of shares upon cancellation of notes receivable	(43)	—	(2,469)	—	2,469	—	—	—	—
Interest on notes receivable	—	—	(117)	—	827	—	—	—	710
Stock issued under stock option and employee stock purchase plans	3,318	7	85,975	—	—	—	—	—	85,982
Currency translation adjustments	—	—	—	—	—	—	10,727	—	10,727	$10,727
Net loss	—	—	—	—	—	—	—	(99,929)	(99,929)	(99,929)

Balance at December 31, 2005	88,286	$177	$1,199,206	$(348,249)	$(1,510)	$(4,282)	$(2,455)	$(278,251)	$564,636	$(89,202)

The accompanying notes are an integral part of these consolidated financial statements.

MERCURY INTERACTIVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(99,929)	$53,776	$(62,586)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,473	21,691	17,869
Sales reserve	2,971	1,873	1,193
Marked-to-market of the put option on 2003 Notes	34,204	—	—
Amortization of intangible assets	15,568	15,563	7,470
Stock-based compensation expense (benefit)	(7,321)	34,460	105,663
(Gains) losses from investments, sales of assets and others	(715)	993	3,532
Loss on intangible and other assets	15,998	—	—
Write-off of in-process research and development	—	900	11,968
Excess facilities expense	—	8,943	16,882
Tax benefit from employee stock options	9,925	339	—
Deferred income taxes	(4,211)	(6,504)	1,928
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(55,154)	(76,186)	(40,878)
Prepaid expenses and other assets	(1,611)	(13,617)	(18,309)
Accounts payable	(10,477)	1,152	3,167
Accrued liabilities	62,703	30,975	20,018
Income taxes payable	143,918	10,645	201
Deferred revenue	63,391	125,579	112,212
Other long-term liabilities	719	1,845	541

Net cash provided by operating activities	195,452	212,427	180,871

Cash flows from investing activities:
Maturities of investments	76,452	364,008	453,142
Purchases of held-to-maturity investments	(3,852)	(362,799)	(809,395)
Decrease in restricted cash, net	5,765	—	—
Purchases of available-for-sale investments	(52,375)	(1,034,438)	(1,687,095)
Proceeds from sale of available-for-sale investments	408,045	1,185,294	1,498,549
Distributions from non-consolidated companies	1,782	—	—
Proceeds from return on investment in non-consolidated company	350	1,525	—
Purchases of investments in non-consolidated companies	(1,875)	(2,625)	(1,500)
Acquisitions of intangible assets	—	—	(1,920)
Acquisitions of businesses, net of cash acquired	(9,640)	(49,706)	(158,681)
Net proceeds from sale of assets and vacant facilities	4,863	2,684	—
Acquisitions of property and equipment, net	(18,681)	(32,684)	(17,093)

Net cash provided by (used in) investing activities	410,834	71,259	(723,993)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	—	488,056
Proceeds from issuance of common stock under stock option and employee stock purchase plans	86,079	103,981	74,779
Purchases of treasury stock	—	(332,186)	—
Payment of debt waiver fees	(7,118)	—	—
Collection of notes receivable from issuance of common stock	1,360	2,059	3,830

Net cash provided by (used in) financing activities	80,321	(226,146)	566,665

Effect of exchange rate changes on cash	3,663	(2,643)	(194)

Net increase in cash and cash equivalents	690,270	54,897	23,349
Cash and cash equivalents at beginning of year	182,868	127,971	104,622

Cash and cash equivalents at end of year	$873,138	$182,868	$127,971

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

In July and September 2005, we acquired Intuwave Limited and BeatBox Technologies, respectively. In July 2004, we acquired Appilog, Inc. and in May and August of 2003, we acquired Performant, Inc. and Kintana, Inc., respectively. These transactions were accounted for as purchases, and accordingly, their results of operations have been included in our consolidated financial statements since the date of the acquisitions. See Note 5 for a full description of the acquisitions.

Basis of presentation

We have wholly-owned sales subsidiaries in the Americas; Europe, the Middle East and Africa (EMEA); Asia Pacific (APAC); and Japan for marketing, distribution and support of products and services. As of December 31, 2005, the Americas included Brazil, Canada, Mexico, and the United States of America (the U.S.); EMEA included Austria, Belgium, Denmark, Finland, France, Germany, Holland, Israel, Italy, Luxembourg, Norway, Poland, South Africa, Spain, Sweden, Switzerland, and the United Kingdom (the U.K.); and APAC included Australia, China, Hong Kong, India, Korea, and Singapore. Research and development activities are primarily conducted in our Israel subsidiary. The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to the prior period balances to conform to the current year’s presentation. The financial data presented for prior years has been restated as discussed in our Form 10-K/A for the year ended December 31, 2004 and may not be comparable to discussions and data for periods presented in our previously filed Annual Reports. These reclassifications have no effect on our net income (loss), total assets, or stockholders’ equity.

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

Foreign currency translation

In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from their functional currency, generally the local currency, into U.S. dollars, the reporting currency. This process results in exchange gains or losses which, under the relevant accounting guidance, are either included within the consolidated statements of operations or as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive gain (loss)”. If a subsidiary’s functional currency is deemed to be the local currency, then gains or losses associated with the translation of that subsidiary’s financial statements are recorded as cumulative translation adjustments and included in accumulated other comprehensive income (loss). However, if the functional currency is deemed to be the U.S. dollar, gains or losses associated with the remeasurement of these financial statements are reported as “Other income (expense), net” in our consolidated statements of operations.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The functional currency of our subsidiary in Israel is the U.S. dollar. Assets and liabilities in Israel are remeasured at year-end exchange rates, except for property and equipment, which is remeasured at historical rates. Revenues and expenses are remeasured at average exchange rates in effect during the year. Foreign currency remeasurement gains or losses are included in the consolidated statements of operations. See Note 2 for foreign currency remeasurement gains or losses recognized for the years ended December 31, 2005, 2004, and 2003.

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

Derivative financial instruments

We enter into derivative financial instrument contracts to hedge certain foreign currency exchange and interest rate exposures. We report these instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments Hedging Activities.

Under SFAS No. 133, as amended, we are required to recognize all derivatives in our consolidated balance sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through the consolidated statements of operations. If a derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The accounting for gains or losses from changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, as well as on the type of hedging relationship. See Note 13 for a full description of our derivative financial instruments and related accounting policies.

Losses resulting from the early termination of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized to interest expense over the remaining term of the outstanding debt.

Cash and cash equivalents

We consider all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Short-term and long-term investments

We have categorized our debt securities as either held-to-maturity or available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We classify all securities with remaining maturities of less than one year as short-term investments and all securities with remaining maturities greater than one year as long-term investments, with the exception of auction rate securities which are classified as short-term investments regardless of their contractual maturities, based on the fact that they are priced and traded as short-term investments because of the interest rate reset feature. As required by our policy, debt securities categorized as held-to-maturity have contractual maturities of less than three years and are carried on our consolidated balance sheets at amortized cost. We categorize auction rate securities as available-for-sale investments. Available-for-sale securities are reported on our consolidated balance sheets at

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no unrealized gains or losses related to these securities were reported during the years ended December 31, 2005, 2004, and 2003. Gross realized gains and losses on sales of available-for-sale debt securities were not material for the years ended December 31, 2005, 2004, and 2003. The cost basis of securities sold is based on the specific identification method.

We review our investments in debt securities for potential impairment on a regular basis. As part of the review process, we consider the credit ratings of the issuers of these securities and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated improvement of the investee’s financial condition. We will record an impairment loss on investments for any other-than-temporary decline in fair value of these debt securities below their cost basis. For the years ended December 31, 2005, 2004, and 2003, we did not record any impairment losses related to other-than-temporary declines in fair value of our debt securities. At December 31, 2005, we did not record any unrealized losses on our debt securities related to an impairment determined to be temporary.

Our portfolio of short-term and long-term investments consisted of the following (in thousands):

	December 31,
Available-for-Sale Securities	2005	2004
Auction rate securities	$16,000	$371,001

Held-to-Maturity Securities
Corporate debt securities	$6,666	$52,347
U.S. treasury and agency securities*	505,323	532,225

	$511,989	$584,572

Investments in marketable securities	$527,989	$955,573

*	As of December 31, 2005, $7.5 million of securities were pledged as collateral for our obligations under our interest rate swap. See Note 13 for further discussion.

Our portfolio of short-term and long-term investments by contractual maturities as of December 31, 2005 was included in the following captions in the consolidated balance sheets (in thousands):

	December 31,
	2006	2007	Total	Fair Value
Available-for-Sale Securities	$16,000	$—	$16,000	$16,000

Held-to-Maturity Securities	$224,402	$287,587	$511,989	$505,888

Concentration of credit risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. We invest primarily in marketable securities and place our investments with high quality financial, government, or corporate institutions. Accounts receivable are derived from sales to customers located primarily in the U.S., EMEA, and APAC. We perform ongoing credit evaluations of our customers and to date have not experienced any material losses. For the years ended December 31, 2005, 2004, and 2003, no customer accounted for more than 10% of revenue.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

The carrying amount of our financial instruments, including cash, cash equivalents, investments, accounts receivable, and accounts payable, approximates their respective fair values due to the short maturities of these financial instruments. Other financial instruments, such as foreign currency forward contracts, interest rate swaps, put options on our convertible debt instruments, and warrants are carried on our consolidated balance sheets at fair value. The fair value of foreign currency forward contracts has been estimated using market quoted rates of foreign currencies at the applicable balance sheet dates. The fair value of our interest rate swap is determined using various inputs, including forward interest rates and time to maturity. The fair value of the put option on our convertible debt is determined using the net present value of the repayment required upon exercise of the put option. Warrants are valued using the Black-Scholes option-pricing model.

The fair market value of our 4.75% Convertible Subordinated Notes due July 1, 2007 issued in 2000 (2000 Notes) was $279.0 million and $301.5 million at December 31, 2005 and 2004, respectively, based on a quoted market price. The fair market value of our Zero Coupon Senior Convertible Notes due 2008 issued in 2003 (2003 Notes) was $503.8 million and $525.2 million at December 31, 2005 and 2004, respectively, based on a quoted market price.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of assets, which are five to seven years for office furniture and equipment, two to three years for computers and related equipment, three years for internal use software, ten years for building improvements, and thirty years for buildings. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated economic lives or the remaining lease terms. Costs incurred in connection with capital assets that are being developed or readied for their intended use are capitalized and included in property and equipment as construction in progress. Such costs remain in construction in progress until the related assets are placed in service, at which time the assets will become subject to depreciation.

Internal use software

We recognize software development costs in accordance with the Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software development costs, including costs incurred to purchase third party software, are capitalized beginning when certain factors are present including, among others, that technology exists to achieve the performance requirements and/or buy versus internal development decisions have been made. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use, and is amortized over its estimated useful life of generally three years using the straight-line method. At December 31, 2005 and 2004, we have capitalized internal use software of $29.1 million and $24.9 million, respectively. For the years ended December 31, 2005, 2004, and 2003, we incurred amortization expense of $7.2 million, $4.8 million, and $2.8 million, respectively.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent an asset’s carrying value exceeds projected discounted future operating cash flows. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, less direct selling costs. We did not write down any internal use software during the years ended December 31, 2005, 2004, and 2003.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software costs

We account for research and development costs in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed. Consequently, no research and development costs were capitalized in the years ended December 31, 2005, 2004, and 2003.

Investments in non-consolidated companies

Investments in non-consolidated companies consist of a warrant to purchase common stock of a publicly traded company and minority equity investments in privately-held companies and private equity funds. We make these investments for business and strategic purposes. Investments in privately-held companies and private equity funds are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We record the warrant at its fair value at each balance sheet date using the Black-Scholes option-pricing model because it is considered a derivative instrument under SFAS No. 133. We periodically monitor our investments for impairment and will record reductions in carrying values of investments in privately-held companies and private equity funds, if and when necessary. Our evaluation process is based on information we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above its estimated fair value, or if a company has completed a financing with new third-party investors based on a valuation significantly lower than the carrying value of our investment and the decline is deemed to be other-than-temporary, it is our policy to record a loss on investment in our consolidated statements of operations. In determining the loss on our investments, we consider the most recent valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months.

Goodwill

Goodwill represents the excess of the purchase price of an acquired company over the fair value of tangible and intangible assets acquired. In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result, we ceased to amortize goodwill and reclassified certain intangible assets to goodwill. We are also required to perform an impairment review of goodwill on an annual basis or more frequently if circumstances change.

Our impairment review involves a two-step process as follows:

•	Step 1—We compare the fair value of our reporting units to the carrying value, including goodwill, of each of these units. For each reporting unit for which the carrying value, including goodwill, exceeds the reporting unit’s fair value, we proceed to Step 2. If a reporting unit’s fair value exceeds its carrying value, no impairment expense would be necessary.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Step 2—We perform an allocation of the fair value of the reporting unit to our identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill, which is then compared to the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss would be recognized for the excess.

Intangible assets

Intangible assets are carried at cost less accumulated amortization. We amortize intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives for our identifiable intangible assets is three months to six years.

Impairment of long-lived assets

We assess the recoverability of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The impairment of long-lived assets held for sale is measured at the lower of book value or fair value less cost to sell. The recoverability of long-lived assets held and used is assessed based on the carrying amount of the asset and its fair value, which is generally determined using undiscounted cash flows expected to result from the use and eventual disposal of the asset, as well as specific appraisal in certain instances.

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

No excess facilities expense was recorded in the year ended December 31, 2005. See Note 3 for excess facilities expenses recorded during the years ended December 31, 2004 and 2003.

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

Treasury stock

We account for treasury stock under the cost method. To date, we have not reissued or retired any of our treasury stock.

Stock-based compensation

We account for stock-based compensation for options granted to our employees and members of our Board of Directors using Accounting Principles Board (APB) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standard Board Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123.

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

Promissory notes used in the past to exercise stock options are non-recourse in nature, and therefore we account for such transactions in accordance with Emerging Issues Task Force (EITF) Consensus No. 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan Features Under APB Opinion No. 25,” EITF 95-16, and FIN No. 44. The promissory notes are interest bearing and the accrued interest on promissory notes is included in “Notes receivable from issuance of common stock” on the consolidated balance sheets. Our determination that the promissory notes are non-recourse was based on a series of factors that, when assessed collectively, indicated the promissory note holders were not at risk, despite the recourse provisions of the notes. These factors included, among other things; such loans were collateralized by the stock issued, loan interest in numerous circumstances was forgiven, and repurchase of shares by us in instances in which the value of the stock pledged as security for the loan was less than the loan amount upon maturity of the note or the note holder’s termination of employment. Since interest associated with non-recourse promissory notes is considered part of the option’s exercise price, and our promissory notes were and are subject to prepayment, the exercise prices of the awards were not fixed. Accordingly, stock options exercisable or exercised with non-recourse promissory notes are subject to variable accounting under APB No. 25. Additionally, certain stock options for which evidence of authorization could not be located are being accounted for as variable awards.

For variable awards, the intrinsic value of our stock options is remeasured each period based on the difference between the fair market value of our stock as of the end of the reporting period and the grant

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effect on net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions under SFAS No. 123 to options granted under our stock option plans and rights to acquire stock granted under our 1998 Employee Stock Purchase Plan (ESPP). For purposes of this pro forma disclosure, the value of the options and rights to acquire stock granted under the 1998 ESPP are estimated using a Black-Scholes option pricing model and amortized to expense ratably over the vesting periods of the awards. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income (loss), as reported	$(99,929)	$53,776	$(62,586)
Add:
Stock-based employee compensation expense (benefit) included in reported net income	(7,321)	34,460	105,663
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(90,511)	(145,750)	(221,993)

Pro forma net loss	$(197,761)	$(57,514)	$(178,916)

Net income (loss) per share—basic, as reported	$(1.15)	$0.61	$(0.72)

Net loss per share—basic, pro forma	$(2.27)	$(0.66)	$(2.07)

Net income (loss) per share—diluted, as reported	$(1.15)	$0.53	$(0.72)

Net loss per share—diluted, pro forma	$(2.27)	$(0.66)	$(2.07)

We account for our ESPP in accordance with APB No. 25, SFAS No. 123 and FASB Technical Bulletin No. 97-1 (FTB 97-1), Accounting Under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. We calculate stock-based compensation expense under the fair value based method for shares issued pursuant to our 1998 ESPP based on an estimate of shares to be issued using estimated employee contributions.

We recognize stock-based compensation expense using the ratable method over the vesting period of the related options, which is generally a four-year period. We have not provided an income tax benefit for stock-based compensation expense for the years ended December 31, 2005, 2004 and 2003, since it is more likely than not that deferred tax assets associated with this expense will not be realized. To the extent we realize the deferred tax assets associated with the stock-based compensation expense in the future, the income tax effects of such an event may be recognized at that time.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility and the expected life of an option. We estimate expected option lives and volatility rates based upon historical exercise patterns and volatility rates. Changes in these subjective input assumptions can materially affect our estimate of fair value. In the first quarter of 2005, we modified our approach to estimate the expected volatility by also considering the implied volatility in market-traded options on our common stock, which we believe is more indicative of future trends.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock options and shares issued pursuant to the stock option plans and the 1998 ESPP at the grant date were estimated using the following weighted average assumptions for the years ended December 31, 2005, 2004 and 2003:

	Option plans			ESPP
	2005	2004	2003	2005	2004	2003
Expected life (years)	3.0 to 6.5	3.0 to 6.5	2.5 to 6.5	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Risk-free interest rate	3.67% to 4.37%	1.99% to 4.03%	1.66% to 3.37%	1.21% to 3.80%	1.00% to 2.98%	1.06% to 3.75%
Volatility	39% to 82%	55% to 87%	70% to 99%	26% to 89%	35% to 113%	44% to 120%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Based upon the above assumptions, the weighted average fair value of options granted under stock option plans during the years ended December 31, 2005, 2004 and 2003 was $17.78, $24.16, and $21.75 per share, respectively. The weighted average fair value of rights to acquire shares under the 1998 ESPP during the years ended December 31, 2005, 2004 and 2003 was $12.19, $13.75, and $15.92 per share, respectively. The following table presents the weighted average exercise price and fair value of options with exercise prices relative to market value on the grant date:

	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
	Weighted average fair value	Weighted average fair value	Weighted average fair value	Weighted average exercise price	Weighted average exercise price	Weighted average exercise price
Options with exercise price:
At market value	$17.45	$24.62	$22.43	$40.45	$41.63	$35.75
Below market value	$18.41	$22.85	$20.06	$43.77	$46.94	$32.50

Comprehensive income (loss)

We comply with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income (loss) be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Comprehensive income (loss) has been included in the consolidated statements of stockholders’ equity for all periods presented.

Revenue recognition

Revenue consists of fees for license and subscription licenses of our software products, maintenance fees, and professional service fees. We apply the provisions of SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of software products and services. In addition, we apply the provisions of the EITF No. 00-03, Application of American Institute of Certified Public Accountants (AICPA) SOP No. 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, to our managed services software transactions. We also apply EITF No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products to account for transaction related sales incentives.

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Subscription revenue, including managed service revenue, consists of license fees to use one or more software products and to receive maintenance support (such as customer support and product updates) for a limited period of time. Since subscription licenses include bundled products and services which are sold as a combined offering and for which the value of the license fee is not separately determinable from maintenance, both product and service revenue are generally recognized ratably over the term of the subscription. Customers do not pay a set up fee associated with a subscription arrangement. Furthermore, if a perpetual license is sold at the same time as a subscription-based license to the same customer, then the two generally are bundled together and are recognized over the term of the contract.

Maintenance revenue consists of fees charged for post-contract customer support, which are determinable based upon vendor specific evidence of fair value. Maintenance fee arrangements include ongoing customer support and rights to product updates if-and-when available. Payments for maintenance are generally made in advance and are nonrefundable. Revenue is recognized ratably over the period of the maintenance contract.

Professional service revenue consists of fees charged for product training and consulting services, which are determinable based upon vendor specific evidence of fair value. Professional service revenue is recognized as professional services are delivered, provided all other revenue recognition requirements are met.

For arrangements with multiple elements (for example, undelivered maintenance and support), we allocate revenue using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations within an arrangement are based upon substantive renewal rates quoted in the contracts, and in the absence of stated renewal rates, upon separate sales of renewals to other customers. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers without the bundling of other elements. Most of our arrangements involve multiple elements. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance clause, revenue is deferred until the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We derive a portion of our business from sales of our products through our alliance partners, which include value-added resellers, and major systems integration firms.

Sales commissions and deferred commissions

Sales commissions are paid to employees in the month after we receive an order. We sell our products under non-cancelable perpetual, subscription, or term contracts. Sales commissions are calculated as a percentage of the

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sales value of a signed contract or a customer signed purchase order. Sales commission rates vary by position, title, and the extent to which employees achieve rate accelerators by exceeding their quotas. Our policy is that sales commissions paid to employees are refundable to us when we are required to write off a customer accounts receivable because management has determined it has become uncollectible or in instances in which the revenue may no longer be recognized.

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

We provide for sales returns based upon estimates of potential future credits, warranty cost of product and services, and write-offs of bad debts related to current period product revenues. We analyze historical credits, historical bad debts, current economic trends, average deal size, changes in customer demand, and acceptance of our products when evaluating the adequacy of the sales reserve. Revenues for the period are reduced to reflect the sales reserve provision. See Note 2 for a summary of changes in our sales reserve during the years ended December 31, 2005 and 2004.

Cost of license and subscription, maintenance, and professional services

Cost of license and subscription includes direct costs to produce and distribute our products, such as costs of materials, product packaging and shipping, equipment depreciation, production personnel, and outsourcing services. It also includes costs associated with our managed services business, including personnel-related costs, fees to providers of internet bandwidth and the related infrastructure, and depreciation expense of managed services equipment. Cost of maintenance includes direct costs of providing product customer support, largely consisting of personnel-related costs, and the cost of providing upgrades to our customers. We have not segregated costs associated with license and subscription because these costs cannot be reasonably separated. Cost of professional services includes direct costs of providing product training and consulting, largely consisting of personnel-related costs and outsourcing service costs. License and subscription, maintenance, and professional services costs also include allocated facility expenses and allocated IT infrastructure expenses. Cost of revenue also includes amortization of intangible assets associated with our current products. These amortization expenses were recorded as “Cost of revenue—amortization of intangible assets” in our consolidated income statement. See Note 6 for amortization expenses related to cost of license and subscription and cost of maintenance.

Research and development

Research and development costs are expensed as incurred. See ”—Software costs”, for additional details.

Acquisition-related expenses

We expense as incurred all costs associated with in-process research and development (IPR&D), provided that technological feasibility of IPR&D has not been established and there are no future alternative uses for the technology.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. For the years ended December 31, 2005, 2004, and 2003, advertising expenses were $7.1 million, $8.3 million, and $9.2 million, respectively.

Net income (loss) per share

Net income (loss) per share is calculated in accordance with the provisions of SFAS No. 128, Earnings per Share, and EITF No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Under these accounting standards, public companies are required to report both basic and diluted net income (loss) per share. Basic net income (loss) per share consists of the weighted-average number of common shares outstanding. Diluted net income (loss) per share includes the weighted-average number of common shares outstanding, incremental common stock from assumed exercise of dilutive stock options and dilutive common stock issuable upon the conversion of our 2003 Notes as required by EITF 04-08.

The following table presents our net income (loss) per share computations for the years ended December 31, 2005, 2004, and 2003 (in thousands, except per share amounts):

	Income (Loss)	Shares	Per Share Amount
Year Ended December 31, 2005
Basic net income per share:
Net loss	$(99,929)	86,984	$(1.15)
Effect of dilutive securities:
Incremental common shares attributable to shares issuable under employee stock option plans and employee stock purchase plan	—	—
Potential common stock issuable upon conversion of the 2003 Notes	—	—

	$(99,929)	86,984	$(1.15)

Year Ended December 31, 2004
Basic net income per share:
Net income	$53,776	87,668	$0.61
Effect of dilutive securities:
Incremental common shares attributable to shares issuable under employee stock option plans and employee stock purchase plan	—	5,896
Potential common stock issuable upon conversion of the 2003 Notes	1,433	9,673

	$55,209	103,237	$0.53

Year Ended December 31, 2003
Basic net loss per share:
Net loss	$(62,586)	86,609	$(0.72)
Effect of dilutive securities:
Incremental common shares attributable to shares issuable under employee stock option plans and employee stock purchase plan	—	—
Potential common stock issuable upon conversion of the 2003 Notes	—	—

	$(62,586)	86,609	$(0.72)

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2005 and 2003, stock options outstanding of 15,423,000 and 15,072,000, respectively, were considered anti-dilutive due to our net loss and therefore were not included in our diluted earnings per share computation. For the year ended December 31, 2004, options to purchase 6,786,000 shares of common stock were considered anti-dilutive and therefore were not included in the computation of diluted earnings per share. In addition, for each of the years ended December 31, 2005, 2004 and 2003, 2,697,000 shares of common stock reserved for issuance upon conversion of the outstanding 2000 Notes were not included in our diluted earnings per share computation because the conversion would be anti-dilutive. Upon our adoption of EITF No. 04-08 in the fourth quarter of 2004, 9,673,050 shares issuable from the conversion of the 2003 Notes have been included in our diluted net income per share computation for all periods presented unless these shares were deemed to be anti-dilutive.

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

Recent accounting pronouncements

On December 15, 2004, the FASB issued SFAS No.123R, Share-Based Payment which requires companies to value employee stock options and stock issued under employee stock purchase plans using a fair value based method on the option grant date and record it as stock-based compensation expense. Fair value based models, such as the Black-Scholes option-pricing model, require the input of highly subjective assumptions. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include expected stock price volatility and expected life of an option. On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) No. 107 to provide further guidance on the valuation models, expected volatility, expected option term, income tax effects, classification of stock-based compensation costs, capitalization of compensation costs, and disclosure requirements. We currently use the Black-Scholes option-pricing model to calculate the pro forma effect on net income and net income per share if we had applied SFAS No. 123 to employee option grants. However, the actual effect on our results of operations upon adoption of the new standard could be significantly different from the pro forma information included in Note 1 to our Consolidated Financial Statements due to variations in estimates and assumptions used in the calculation. The effective date of SFAS No. 123R is for fiscal years beginning after June 15, 2005. SFAS No. 123R is effective on January 1, 2006. Due to the resources required to complete our restatement and become current with our SEC filings, we have not yet implemented SFAS No. 123R and are unable to estimate the effect this adoption will have on our results of operations. However, we expect the adoption of SFAS No. 123R to have a significant effect on our results of operations.

In March 2005, FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal year ending after December 15, 2005. The adoption of FIN No. 47 did not have an effect on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 changes the accounting and reporting requirements for a change in accounting principle that is either a voluntary change or is required by a newly issued accounting pronouncement which does not include an explicit transition requirement. In accordance with SFAS No. 154, a change in accounting principle should be reported through retrospective application to all prior periods. SFAS No. 154 also re-defines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 does not change the current reporting requirement for correction of an error. A correction of an error to previously issued financial statements should be reported as a prior period adjustment by restating the prior periods’ financial statements. SFAS No. 154 also provides guidance for determining whether retrospective application is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 further clarifies the reporting requirement for a change in depreciation, amortization, or depletion method for long-lived assets, which should be accounted for as a change in accounting estimate in the period of change and/or future periods. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. We do not expect the adoption of SFAS No. 154 to have a significant effect on our financial position or results of operations.

In June 2005, the EITF reached a consensus on EITF No. 05-02, The Meaning of Conventional Convertible Debt Instrument. EITF No. 05-02 provides the definition of “conventional convertible debt instrument” for applying the exception provision in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under EITF No. 05-02, a conventional convertible debt includes, but is not limited to, an instrument that provides the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event. EITF No. 05-02 is applicable to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The adoption of EITF No. 05-02 did not have a significant effect on our financial position or results of operations.

In November 2005, the FASB issued Staff Position, or FSP, SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP SFAS No. 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP SFAS No. 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are currently evaluating the effect that the adoption of FSP SFAS No. 115-1 will have on our consolidated results of operations and financial condition but do not expect it to have a material effect.

In November 2005, the FASB issued FSP, SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payments Awards”. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or the APIC pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. We are currently evaluating the impact upon adoption of FSP SFAS No. 123R-3 and therefore are unable to estimate the effect on our overall results of the operations or financial position.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect of FIN 48 on our financial position and results of operations and therefore, are unable to estimate the effect on our overall results of operations or financial position.

In September 2006, the SEC Staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The difference in approaches for quantifying the amount of misstatements primarily results from the effects of misstatements that were not corrected at the end of the prior year (prior year misstatements). SAB No. 108 will require companies to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. The requirements are effective for reporting periods ending after November 15, 2006. We are in the process of evaluating the effect of SAB No. 108 on our financial position and results of operations and therefore, are unable to estimate the effect on our overall results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. We do not expect the adoption of SFAS No. 157 to have a significant effect on our financial position or results of operation.

Restatement of consolidated financial statements

In November 2004, the Company was contacted by the Securities and Exchange Commission (SEC) as part of an informal inquiry entitled In the Matter of Certain Option Grants (SEC File No. MHO-9858). In June 2005, in the course of responding to the SEC’s inquiry, we determined that there were potential problems with the dating and pricing of stock option grants and with the accounting for these option grants. In August 2005, a Special Committee of disinterested directors with broad authority to investigate these issues concluded that the actual dates of determination for certain past stock option grants differed from the originally stated grant dates for such awards. As a result of that determination, we determined that we should have recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued financial statements. Therefore, we concluded that our previously filed unaudited interim and audited annual consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, as well as the unaudited interim financial statements for the first quarter ended March 31, 2005, should no longer be relied upon because these financial statements contained misstatements and would need to be restated.

On July 3, 2006, with the oversight of the Audit Committee, we completed a review and filed restated consolidated financial statements as part of the 2004 Form 10-K/A which restated our financial statements for the years ended December 31, 2004, 2003 and 2002 and included the cumulative impact of the errors as of

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, represented as a reduction to beginning retained earnings as of January 1, 2002, resulting in an accumulated deficit as of that date. The errors also impacted our quarterly financial statements for the period ended March 31, 2005, which we have restated in our Form 10-Q/A for that period, which we filed on August 1, 2006.

These restated consolidated financial statements include adjustments that are primarily related to the stock option matters and adjustments that are other matters resulting from our review and the preparation of these restated consolidated financial statements. The primary components of the restatement of our historical consolidated financial statements related to stock-based compensation are as follows:

•	We determined that, from 1994 through the quarter ended March 31, 2005, there were fifty-four instances in which the exercise price of stock options was established based on a stated grant date that was different from the actual grant date.

•	We determined that, from 1998 through the quarter ended March 31, 2005, we had not properly accounted for stock options exercisable or exercised with promissory notes, including exercises by certain executive officers, and should have been accounted for as variable awards since the promissory notes were deemed non-recourse in nature for accounting purposes.

•	We determined that, from 1997 through the quarter ended March 31, 2005, we had not maintained accurate documentation, and had not properly accounted for stock-based compensation, for stock options issued to or modified for certain individuals who held consulting, transition or advisory roles with us either preceding or following their full-time employment with us.

•	We determined that, on several occasions between 1998 and 2001, exercise dates for options exercised by certain executives appear to have been incorrectly reported. In each case, the price of our common stock was substantially lower on the reported exercise date than on the date the option was actually exercised, and as a result the Company underreported liabilities associated with respect to such individuals’ withholding taxes.

•	We identified a previously undetected error relating to the price used for Employee Stock Purchase Plan (ESPP) stock purchases for certain employees between August 2002 and August 2004.

As a result of the findings described above, our restated consolidated financial statements reflect a decrease in income before provision for taxes of approximately $574.6 million for the periods 1992 through March 31, 2005, consisting principally of non-cash adjustments to stock-based compensation expense resulting from the stock option grant and exercise practices discussed above.

In addition, our consolidated financial statements also reflect tax-related adjustments due to the following: (1) certain options formerly classified as Incentive Stock Option (ISO) grants were determined to not qualify for ISO tax treatment, and as a result we recorded an additional tax liability of $10.9 million in connection with the disqualification of such ISO tax treatment; (2) the ESPP plan error in August of 2002 exposed us to possible withholding taxes and penalties and interest for failing to properly withhold taxes, and as a result we recorded an additional tax liability of $6.1 million; (3) we also determined that we failed to properly withhold the appropriate employment taxes associated with Canadian employee ESPP purchases and stock option exercises, and as a result we recorded an additional tax liability of $1.7 million; and (4) we were unable to record additional deferred tax assets related to stock-based compensation in accordance with limits required under section 162(m) of the Internal Revenue Code on certain executive compensation and were required to reduce our available tax net operating loss carry-forwards arising from certain exercised stock options. We are currently in discussions with the IRS to settle these additional liabilities to a lesser amount; however, there is no assurance that we will be able to settle on favorable terms.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31, (in thousands)				Three months ended March 31, (in thousands)
Increase (Decrease)	2004	2003	2002	1992 through 2001	2005	2004
Stock option grant date changes	$(17,789)	$(79,518)	$(47,636)	$(113,400)	$(4,571)	$(1,088)
Stock options exercisable with promissory notes	582	(9,425)	12,653	(255,640)	(73)	711
Stock options involved in consulting, transitions or advisory roles	(7,196)	(3,039)	(2,337)	(6,889)	(511)	(6,778)
Other matters related to stock-based compensation	(15,311)	(13,617)	(164)	(376)	(1,132)	(9,612)

Total stock option related accounting adjustments	(39,714)	(105,599)	(37,484)	(376,305)	(6,287)	(16,767)
Other miscellaneous accounting adjustments	(2,757)	(4,281)	1,374	(1,923)	(1,579)	(1,889)

Total adjustment to income (loss) before provision for income taxes	(42,471)	(109,880)	(36,110)	(378,228)	(7,866)	(18,656)
Income tax impact of restatement adjustments	11,647	5,781	7,966	15,921	2,642	283

Total adjustments to net income	$(30,824)	$(104,099)	$(28,144)	$(362,307)	$(5,224)	$(18,373)

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of these adjustments to our previously reported Consolidated Statements of Operations is (in thousands):

	Year Ended December 31,				Three months ended March 31,
Increase (Decrease)	2004	2003	2002	1992 through 2001	2005	2004
Adjustments to:
Revenue	$524	$(268)	$(169)	$(71)	$337	$39

Cost and expenses
Stock-based compensation:
Cost of license and subscription	1,201	5,073	2,517	5,644	267	277
Cost of maintenance	1,725	5,433	2,926	23,696	260	514
Cost of professional services	690	3,127	1,174	5,429	185	109
Marketing and selling	15,868	54,816	22,093	168,045	3,033	4,924
Research and development	7,944	16,108	9,453	22,661	748	4,608
General and administrative	6,211	15,114	(917)	150,243	662	3,253
Sales and marketing expenses	900	1,084	119	—	1,082	243
Severance & benefits expenses	(323)	(62)	(413)	669	391	655
Interest income (reclassified to Additional paid-in capital)	404	1,766	178	535	70	111
Employment tax related other expenses	7,299	6,739	321	708	1,444	3,506
Other	1,076	414	(1,510)	527	61	495

Income before provision for income taxes	$(42,471)	$(109,880)	$(36,110)	$(378,228)	$(7,866)	$(18,656)

These adjustments, along with the stock-based items referenced above, did not affect our previously reported cash and cash equivalents and investments balances in prior periods.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The vast majority of the items for which we restated relate solely to fiscal years included within the restated and amended financial statements completed and filed in July 2006. Certain items, however, impact the consolidated statements of operations in subsequent periods based on the accounting treatment associated with these outstanding options and other items from our restatement. The effect of these adjustments in the current Consolidated Statements of Operations is (in thousands):

Increase (Decrease)	Year Ended December 31, 2005
Adjustments to:
Revenue	$18

Cost and expenses
Stock-based compensation:
Cost of license and subscription	(1,114)
Cost of maintenance	(1,013)
Cost of professional services	(593)
Marketing and selling	(3,943)
Research and development	(1,570)
General and administrative	386
Sales and marketing expenses	1,082
Employment tax related other expenses	3,674
Other	11

Income before provision for income taxes	$3,098

NOTE 2—FINANCIAL STATEMENT COMPONENTS

The following table presents changes in our sales reserve during the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2005	2004
Beginning balance	$5,157	$6,117
Sales reserve provision	2,971	1,873
Write-off of accounts receivable	(1,074)	(2,853)
Currency translation adjustments	(22)	20

Ending balance	$7,032	$5,157

Property and equipment is stated at cost and consisted of the following (in thousands):

	December 31,
	2005	2004
Land and buildings	$44,155	$44,084
Computers and equipment	46,115	43,067
Internal use software	29,126	24,887
Office furniture and equipment	21,425	20,041
Leasehold improvements	13,634	11,320

	154,455	143,399
Less: Accumulated depreciation and amortization	(87,025)	(68,819)

	67,430	74,580
Construction in progress	12,602	3,653

	$80,032	$78,233

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction in progress primarily represents the capitalized costs of software development projects for internal use and construction costs of new facilities. Depreciation and amortization expense of property and equipment for the three years ended December 31, 2005, 2004, and 2003 was $20.0 million, $17.6 million, and $14.4 million, respectively.

Other assets, net consisted of the following (in thousands):

	December 31,
	2005	2004
Debt issuance costs, net	$13,437	$11,258
Interest rate swap	—	4,832
Restricted cash	221	6,000
Long-term deferred commissions	5,894	8,695
Long-term prepaid taxes	9,551	12,735
Other	2,671	2,118

	$31,774	$45,638

Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2005	2004
Compensation and related benefits	$95,097	$89,987
Interest on convertible subordinated notes	7,125	7,125
Sales tax and related items	15,081	12,930
Swap interest expense	3,508	1,929
Cost of restatement and related legal activities	53,210	—
Fair value of put option	34,204	—
Other	34,585	31,844

	$242,810	$143,815

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Change in fair value of put option	$(34,204)	$—	$—
Foreign exchange gains (losses)	(2,502)	85	(214)
Net loss on investments in non-consolidated companies and warrant	(583)	(636)	(3,524)
Bank fees	(732)	(895)	(698)
Other	252	185	(471)

	$(37,769)	$(1,261)	$(4,907)

NOTE 3—CONSOLIDATION OF FACILITIES

In July 2003, the Board of Directors approved a plan to lease a new headquarters facility and to sell the existing buildings we owned in our Sunnyvale headquarters. In September 2003, as a result of our decision to move to a new headquarters facility and to sell two vacant buildings, we performed an impairment analysis of the

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vacant buildings. In the third quarter of 2003, we recognized a non-cash expense of $16.9 million to write down the net book value of the two vacant buildings to their appraised market value. We considered the cost to maintain the facilities until sold and sales commissions related to the sale of the buildings when we calculated the expense. On January 30, 2004, we sold the two vacant buildings in Sunnyvale, California at carrying value to a third party for $2.5 million in cash, net of $0.2 million in transaction fees.

In April 2004, we completed our move from one of the two remaining buildings. As such, we placed the vacant building we owned for sale. As a result of our move and our decision to sell the vacant building, we reclassified the building to “Prepaid expenses and other assets” and recognized a non-cash charge to write down the net book value of the vacant building to its appraised market value. We considered the cost to maintain the facility until sold and sales commissions related to the sale of the building when we calculated the charge. On January 7, 2005, we sold the vacant building for $4.9 million in cash, net of $0.3 million in transaction fees, and recognized a gain of $0.3 million. The vacant building had been previously written down to its fair value and was recorded as an asset held for sale.

In connection with our move into our consolidated headquarters, we also vacated two leased facilities from the Kintana acquisition. In the second quarter of 2004, we recognized a non-cash expense for the remaining lease payments, as well as the associated costs to protect and maintain the leased facilities prior to returning these leased facilities to the lessor. One of these lease agreements expired in September 2004 and the other expired in December 2005. Due to the short duration of the remaining lease terms, it was not likely that we could sublease the facilities; as such, no sublease income was included in the facilities lease costs calculation. We also wrote off leasehold improvements and recorded the disposal of fixed assets, net of cash proceeds, associated with these facilities. The total excess facilities expense recorded in 2004 was $8.9 million.

NOTE 4—INVESTMENTS IN NON-CONSOLIDATED COMPANIES

The carrying value of investments in non-consolidated companies was as follows (in thousands):

	December 31,
	2005	2004
Privately-held companies	$4,083	$4,083
Private equity fund	8,369	8,010
Motive warrant	89	938

Total	$12,541	$13,031

Through December 31, 2005, we have made total capital contributions to the private equity fund of $10.9 million, and we have committed to make additional capital contributions of up to $4.1 million in the future. Such contributions may be made at the request of the general partner of the fund through 2013 or until the fund is liquidated.

As of December 31, 2005, there were no impairment losses that were considered to be temporary and as such, there were no unrealized losses associated with our investments in privately-held companies or the private equity fund as of such date. Based on our review of the investments in privately-held companies and the private equity fund for the years ended December 31, 2005, 2004 and 2003, impairment losses were considered to be other-than temporary. Unrealized gains or losses associated with the Motive warrant primarily resulted from changes in fair value of the warrant.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our gains (losses) on investments in non-consolidated companies (in thousands):

	Year Ended December 31,
	2005	2004	2003
Privately-held companies	$—	$(557)	$(3,550)
Private equity fund	266	(582)	(409)
Motive warrant	(849)	503	435

Total	$(583)	$(636)	$(3,524)

In determining whether there is an other-than-temporary impairment loss on our investments, we considered the most recent valuation of each of the companies based on recent sales of equity securities to unrelated third party investors and whether the companies have sufficient funds and financing to continue as a going concern for at least twelve months. We believe the carrying value of our investments in non-consolidated companies approximated their fair value at December 31, 2005 and 2004.

We had not exercised the Motive warrant as of December 31, 2005. The fair value of the Motive warrant was calculated using the Black-Scholes option-pricing model with the following inputs:

	December 31,
	2005	2004
Contractual life (years)	3	4
Risk-free interest rate	4.37%	3.69%
Volatility	75%	75%
Dividend yield	0%	0%

In February 2004, one of the privately-held companies in which we had an equity investment was acquired by a public company. We received $1.5 million in cash and common stock of that company. In May 2004, we sold this common stock for $1.7 million and recognized a gain of approximately $0.3 million. In March 2005, we received additional cash of $0.4 million and common stock from the public company as a result of a distribution made from the escrow account in connection with the acquisition. We recorded a gain of $1.0 million upon receipt of the cash proceeds and common stock. In April 2005, we sold the remaining common stock of the public company for $0.6 million in cash, which approximated its cost. At December 31, 2005, we did not hold any equity investments in public companies.

NOTE 5—ACQUISITIONS

2005

Intuwave and BeatBox

On July 26, 2005, we acquired a wireless testing business unit from Intuwave Limited (Intuwave) which includes the exclusive rights to the Intuwave intellectual property for the “m-Test” product line related to smart phone testing, and assumed majority of the workforce from Intuwave. The acquisition enables us to continue to deepen our core BTO technology. We accounted for the acquisition as a purchase transaction and paid initial cash consideration of less than $0.1 million on the closing date. Direct acquisition costs, which consisted of external service providers and consultants, totaled $0.1 million. Pursuant to the purchase agreement, we are obligated to make contingent payments to Intuwave subsequent to the acquisition. Contingent payments of less than $0.1 million were made through the first quarter of 2006 and recorded as additional goodwill based upon

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

post-closing sales of our products using the acquired technology from the date of acquisition through March 31, 2006. The purchase price was allocated to the intangible assets acquired based on their respective fair values at the acquisition date. The value of combining the acquired technology contributed to a purchase price in excess of the fair market value of Intuwave’s amortizable intangible assets acquired, and as such, we have recorded goodwill associated with the transaction of less than $0.1 million. In addition, we have recorded existing technology and other intangible assets of $0.1 million. Goodwill is not deductible for tax purposes and will not be amortized to expense. We will test goodwill for impairment at least annually. The weighted average amortization period of existing technology is 36 months, and maintenance agreements is 48 months. The weighted average amortization period of all intangible assets is 37 months. All intangible assets are amortized on a straight-line basis over their useful lives which best represents the distribution of the economic value of the intangible assets. Amortization expense for the year ended December 31, 2005 was less than $0.1 million.

We have also entered into a royalty agreement with Intuwave to license a technology that will be sold together with the technology purchased from Intuwave. Results of operations and balance sheets for Intuwave have been included in our consolidated financial statements from the date of acquisition through December 31, 2005.

On September 1, 2005, we completed our acquisition of all capital stock of BeatBox Technologies (BeatBox), formerly known as ClickCadence, LLC. BeatBox specialized in assisting companies to optimize the efficiency and effectiveness of their online presence. We accounted for the acquisition as a purchase transaction and paid cash consideration of $9.7 million, including $0.2 million of acquisition-related costs. Cash assumed in the acquisition was $0.3 million. We are also obligated to make contingent payments to BeatBox subsequent to the acquisition. Contingent consideration includes a cash continuity payment of $2.7 million and cash success payments of up to $1.5 million. The continuity payment will be earned through the continued employment of a key employee for 18 months after the date of acquisition, payable on February 28, 2007, and will be recognized as compensation expense when earned. Success payments are earned and expensed upon the achievement of certain technical milestones. Success payments earned prior to February 28, 2007 will be paid on February 28, 2007. Success payments earned by a key employee after that date will be paid within 10 business days after the technical milestone is achieved. The value of combining the acquired technology contributed to a purchase price in excess of the fair market value of BeatBox’s net tangible and amortizable intangible assets acquired, and as such, we have recorded goodwill associated with the transaction of $6.2 million. In addition, we have recorded existing technology of $2.8 million, and other intangible assets totaling $0.4 million. Goodwill is not deductible for tax purposes and will not be amortized to expense. We will test goodwill for impairment at least annually. Results of operations and balance sheets for BeatBox have been included in our consolidated financial statements from the date of acquisition through December 31, 2005.

The total purchase price was as follows (in thousands):

Cash paid	$9,537
Direct transaction costs	152

Total purchase price	$9,689

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price of the acquisition was allocated as follows (in thousands):

Cash	$251
Tangible assets	15
Maintenance contracts	240
Customer relationships	150
Existing technology	2,800
Goodwill	6,238

Total assets acquired	$9,694
Liabilities assumed	(5)

$9,689

We recognized intangible assets acquired from the BeatBox acquisition as assets apart from goodwill because they arose either from contractual or other legal rights, or they were separable from the acquired entity and could be sold or licensed separately. These intangible assets were identified through interviews with BeatBox management and our analysis of financial information provided by BeatBox. We valued identifiable assets related to maintenance contracts, customer relationships and existing technology using discounted cash flow as estimated by management knowledgeable in the technologies and commercial applications of these assets. We applied discount rates of 36%, 36%, and 38% for BeatBox’s identifiable assets related to existing technology, maintenance contracts, and customer relationships, respectively. To value maintenance contracts, customer relationships, and existing technology, we considered the projected revenues and expenses that could be generated over the estimated useful life of the technologies or contracts. The weighted average amortization period of existing technology is 48 months, and the customer relationships and maintenance agreements are 36 months. The weighted average amortization period of all intangible assets is 47 months. All intangible assets are amortized on a straight-line basis over their useful lives which best represents the distribution of the economic value of the intangible assets. Amortization expense for the year ended December 31, 2005 was $0.3 million.

2004

Appilog

On July 1, 2004, we completed the acquisition of all capital stock of Appilog, a provider of auto-discovery and application mapping software. Appilog’s advanced technology automatically manages the complex and dynamic dependencies between enterprise applications and their supporting infrastructure. Appilog’s technology, when combined with our application management products, optimizes business results from applications by managing relationships between users, applications, and the supporting infrastructures for the applications. The value of combining the auto-discovery technology acquired from Appilog with our existing application management products contributed to a purchase price in excess of the fair market value of Appilog’s net tangible and amortizable intangible assets acquired, and as such, we have recorded goodwill associated with the transaction in the amount of $49.6 million. Goodwill is not deductible for tax purposes and will not be amortized to expense. We will test goodwill for impairment at least annually.

The total purchase price of the Appilog acquisition was as follows (in thousands):

Cash	$50,791
Fair value of Appilog options assumed by Mercury	10,401
Direct acquisition costs incurred by Mercury	725

Total purchase price	$61,917

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also assumed Appilog’s vested options outstanding as of the date of the acquisition, which were converted into options to purchase approximately 229,000 shares of our common stock. The fair value of Appilog options assumed by us was determined using the Black-Scholes option-pricing model with the following inputs: risk-free interest rate of 3.74%, expected life of 4 years, volatility of 84%, zero dividend rate, and the fair value of our common stock as of July 1, 2004.

The purchase price was allocated to the following tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$1,973
Tangible assets	455
Deferred tax assets	2,290
In-process Research and Development (IPR&D)	900
Non-compete agreements	400
Patents/core technology	1,200
Maintenance contracts	1,200
Customer relationships	1,300
Existing technology	4,800
Goodwill	49,579

Total assets acquired	64,097
Liabilities assumed	(2,180)

$61,917

We recorded deferred tax assets of $2.3 million related to post-acquisition recognition of acquired company stock option exercise benefits which have been allocated directly to reduce goodwill. We recognized intangible assets acquired from the Appilog acquisition as assets apart from goodwill because they arose either from contractual or other legal rights, or they were separable from the acquired entity and could be sold or licensed separately. These intangible assets were identified through interviews with Appilog management and our analysis of financial information provided by Appilog. We valued identifiable assets related to non-compete agreements, patents/core technology, maintenance contracts, and existing technology using the discounted cash flow as estimated by management knowledgeable in the technologies and commercial applications of these assets with discount rates of 21%, 21%, 19%, and 19%, respectively. To value patents/core technology, maintenance contracts, and existing technology, we considered the projected revenues and expenses that could be generated over the estimated useful life of the technologies or contracts. To value the acquired non-compete agreements, we considered the potential loss in revenues and additional expenses to Mercury if the signatories to the agreements were to enter into competition. We valued identifiable asset related to customer relationships using the cost approach under which the fair value of the identified asset was estimated based on the cost to replace the existing customer relationships established by Appilog management.

The weighted average amortization period of non-compete agreements is 18 months, and patents/core technology, maintenance contracts, customer relationships, and existing technology are 60 months. The weighted average amortization period of all intangible assets is 58 months. All intangible assets are amortized on a straight-line basis over their useful lives which best represents the distribution of the economic value of the intangible assets. Amortization expense for the years ended December 31, 2005 and 2004 was $2.0 million and $1.0 million, respectively.

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

2003

Kintana

On August 15, 2003, we acquired Kintana, a leading provider of IT governance software and services. Kintana’s IT governance software and services expands our product line to include products which enable our customers to improve the management of information technology performance. The ability to offer additional products to our customers contributed to a purchase price in excess of the fair market value of Kintana’s net tangible assets acquired, and as such, we have recorded goodwill associated with the transaction of $212.8 million. Goodwill is not deductible for tax purposes and will not be amortized. We will test the goodwill for impairment at least annually.

The total purchase price of the Kintana merger was as follows (in thousands):

Cash	$130,900
Fair value of Mercury common stock issued	88,533
Fair value of Mercury options issued	39,654
Direct merger costs incurred by Mercury	3,714
Direct merger costs incurred by Kintana and paid by Mercury	4,646

Total purchase price	$267,447

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price was allocated to the following tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$1,283
Tangible assets	10,182
Deferred tax assets	16,125
IPR&D	10,688
Non-compete agreements	13,863
Current products and technology	13,376
Core technology	10,930
Maintenance and support contracts	6,106
Goodwill	212,779

Total assets acquired	295,332
Liabilities assumed	(11,492)
Deferred tax liability	(17,710)
Unearned stock-based compensation	1,317

$267,447

We recorded total deferred tax asset of $15.3 million primarily relating to net operating loss and tax credit carryforwards acquired as part of the acquisition. We have also recorded additional deferred tax assets of $0.8 million related to post-acquisition recognition of acquired company stock option exercise benefits which have been allocated directly to reduce goodwill. In addition, a deferred tax liability of $17.7 million was recorded for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the acquisition. In 2004, we increased the accounts receivable balance acquired from Kintana by $1.2 million since, based on additional information requested and received by management, we collected payments from customers of these accounts receivable. As a result, we reduced goodwill by $1.2 million.

We recognized intangible assets acquired from the Kintana acquisition as assets apart from goodwill because they arose either from contractual or other legal rights, or they were separable from the acquired entity and could be sold or licensed separately. These intangible assets were identified through interviews with Kintana management. We valued these identifiable intangible assets using the discounted cash flow as estimated by management knowledgeable in the technologies and commercial applications of these assets with a discount rate of 20%. To value current product and technology, core technology, and maintenance and support contracts, we considered the projected revenues and expenses that could be generated over the estimated useful life of the technologies or contracts. To value the acquired non-compete agreements, we considered the effect on our earnings if the signatories to the agreements were to enter into competition.

The weighted average amortization period of non-compete agreements and current products and technology are 36 months, core technology is 60 months, and maintenance and support contracts are 72 months. The total weighted average amortization period of all intangible assets is 47 months. All intangible assets are amortized on a straight-line basis over their useful lives which best represents the distribution of the economic value of the intangible assets. Amortization expense for intangible assets acquired from Kintana was $12.3 million, $12.3 million and $4.6 million for each of the years ended December 31, 2005, 2004 and 2003, respectively.

In conjunction with the acquisition of Kintana, we recorded a $10.7 million expense for acquired IPR&D during the third quarter of 2003 because technological feasibility of the IPR&D had not been established and no future alternative uses existed. The acquired IPR&D expense was recorded as “Acquisition-related expenses” in our consolidated statement of operations for the year ended December 31, 2003. Acquired IPR&D is related to

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the next generation of Kintana’s IT governance software products including changes to existing applications and the addition of new applications. The value of acquired IPR&D was determined using the discounted cash flow approach. The expected future cash flow attributable to in-process technology was discounted at 23%. This rate considers that the product leverages core and current technology found in the versions of the software, the increasing complexity and criticality of distributed software applications, the demand for faster turnaround of new distributed applications and enhancements, the expected growth in the industry, the continuing introduction of new functionality into the products, and the percentage of completion of approximately 35%. As of December 31, 2004, the acquired IPR&D projects were completed.

In conjunction with the acquisition of Kintana, we recorded unearned stock-based compensation of $1.3 million, which represents the intrinsic value of 1,493,066 options to purchase our common stock that we issued in exchange for Kintana unvested stock options. This amount is included in the total fair value of our options issued of $39.6 million. Unearned stock-based compensation is amortized over the remaining vesting period of the related options on a straight-line basis. During the years ended December 31, 2005, 2004 and 2003 amortization of unearned stock-based compensation associated with these options was $0.2 million, $0.4 million and $0.2 million, respectively.

We did not record any integration costs related to the Kintana acquisition during the years ended December 31, 2005 and 2004. During the year ended December 31, 2003, we recorded $0.6 million in integration costs related to the Kintana acquisition, primarily for severance and consulting services.

The transaction was accounted for as a purchase and, accordingly, the results of operations of Kintana have been included in our consolidated statements of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of Mercury and Kintana as if the acquisition had occurred as of the beginning of 2003, after applying certain adjustments, including amortization of intangible assets, amortization of unearned stock-based compensation, rent expense adjustment associated with unfavorable operating leases assumed by us, and interest income, net of related tax effects. The acquired IPR&D of $10.7 million has been excluded from the following presentation as it is a non-recurring expense (in thousands, except per share amounts):

Year Ended December 31, 2003
(unaudited)
Net revenues	$534,646
Net loss	$(65,658)
Net loss per share (basic)	$(0.76)
Net loss per share (diluted)	$(0.76)

Performant

On May 5, 2003, we acquired all of the outstanding stock and assumed the unvested stock options of Performant, a provider of Java 2 Enterprise Edition (J2EE) diagnostics software. Performant’s technology pinpoints performance problems at the application code level. The Performant acquisition allows our customers to diagnose J2EE performance issues across the application delivery and management cycle from pre-production testing to production operations. The ability to offer our customers software products with additional functions contributed to a purchase price in excess of the fair market value of Performant’s net tangible assets acquired, and as such, we have recorded goodwill associated with the transaction of $16.4 million. Goodwill is not deductible for tax purposes and will not be amortized. We will test the goodwill for impairment at least annually.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of our options issued was determined using the Black-Scholes option-pricing model with the following inputs: risk-free interest rate of 2.43%, expected life of 4 years, volatility of 89%, zero dividend rate, and the fair value of our common stock as of May 5, 2003. We issued options to purchase approximately 9,300 shares of our common stock in exchange for all Performant unvested options outstanding as of May 2, 2003.

The total purchase price was $23.1 million and consisted of cash consideration of $22.2 million, fair value of stock options assumed for $0.3 million, and transaction costs of $0.6 million. The purchase price was allocated to the following tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$309
Tangible assets (net of cash acquired)	270
Deferred tax asset	3,552
IPR&D	1,280
Existing technology	1,620
Patents and core technology	800
Employment agreements	720
Customer contracts and related relationships	150
Order backlog	80
Goodwill	16,430

Total assets acquired	25,211
Liabilities assumed	(1,191)
Deferred tax liability	(1,180)
Unearned stock-based compensation	254

$23,094

We recorded a deferred tax asset of $3.6 million relating to net operating loss and tax credit carryforwards acquired as part of the acquisition. In addition, a deferred tax liability of $1.2 million was recorded for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the acquisition.

We recognized intangible assets acquired from the Performant acquisition as assets apart from goodwill because they arose either from contractual or other legal rights, or they were separable from the acquired entity and could be sold or licensed separately. These intangible assets were identified through interviews with Performant management and our analysis of financial information provided by Performant. We valued identifiable assets related to existing technology and patents and core technology using the discounted cash flow as estimated by management knowledgeable in the technologies and commercial applications of these assets with discount rates of 17% and 22%, respectively. To value these identified intangible assets, we considered the projected revenues and expenses that could be generated over the estimated useful life of the technologies or contracts. We valued identifiable asset related to employment agreements, customer contract and related relationships, and order backlog using the cost approach under which the fair values of the identified assets were estimated based on the cost to replace the existing agreements, relationships or transactions previously established by Performant management.

The weighted average amortization period of existing technology, patents and core technology, and customer contracts and related relationships is 48 months, employment agreements is 18 months, and order backlog is 3 months. The total weighted average amortization period of all intangible assets is 41 months. All intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense for intangible assets acquired from Performant for the years ended December 31, 2005, 2004 and 2003 was $0.6 million, $1.0 million and $0.8 million, respectively.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the acquisition of Performant, we recorded a $1.3 million expense for acquired IPR&D during the second quarter of 2003 because feasibility of the acquired technology had not been established and no future alternative uses of the technology existed. The acquired IPR&D expense was recorded as “Acquisition-related expenses” in our consolidated statement of operations for the year ended December 31, 2003. Acquired IPR&D is related to the development of the Microsoft version of the diagnostics software or .NET version. The value of IPR&D was determined using the discounted cash flow approach. The expected future cash flow attributable to the in-process technology was discounted at 29%, considering the percentage of completion of approximately 46%, the rate technology changes in the industry, product life cycles, the future markets, and various projects’ stage of development. As of December 31, 2004, the acquired IPR&D projects were completed.

In conjunction with the acquisition of Performant, we recorded unearned stock-based compensation of $0.3 million associated with approximately 9,300 unvested stock options that we assumed. The options assumed were valued using the Black- Scholes option-pricing model. During each of the years ended December 31, 2005, 2004 and 2003, amortization of unearned stock-based compensation associated with these options was less than $0.1 million.

The transaction was accounted for as a purchase and, accordingly, the results of operations of Performant have been included in our accompanying consolidated statements of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of Mercury and Performant as if the acquisition had occurred as of the beginning of 2003, after applying certain adjustments, including amortization of intangible assets and amortization of unearned stock-based compensation and interest income, net of related tax effects. The acquired IPR&D of $1.3 million has been excluded from the following presentation as it was a non-recurring expense (in thousands, except per share amounts):

Year Ended December 31, 2003
(unaudited)
Net revenues	$506,336
Net loss	$(63,947)
Net loss per share (basic)	$(0.74)
Net loss per share (diluted)	$(0.74)

In conjunction with the acquisition of Performant, we committed to a license agreement for certain technology. The agreement was entered into in August 2000 and remains in effect until April 2018. The total estimated commitment is approximately $0.2 million, although the maximum commitment could reach approximately $0.8 million. We have paid $0.1 million through December 31, 2005.

In conjunction with the acquisition of Performant, we entered into a milestone bonus plan related to certain research and development activities. The plan entitles each eligible employee to receive bonuses, in the form of cash payments, based on the achievement of certain performance milestones by applicable target dates. The commitment will be earned equally over time as milestones are achieved and will be expensed as earned. The maximum payment under the plan is $5.5 million, of which $5.2 million has been paid through December 31, 2004. For the years ended December 31, 2004 and 2003, we recorded $3.1 million and $2.8 million, respectively, as “Restructuring, integration, and other related expenses” in our consolidated statements of operations associated with the milestone bonus plan.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

In July and September 2005, we recorded goodwill and intangible assets in conjunction with our acquisitions of Intuwave and BeatBox. In July 2004, we recorded goodwill and intangible assets in conjunction with our acquisition of Appilog. In May and August 2003, in conjunction with our acquisitions of Performant and Kintana, respectively, we recorded goodwill and intangible assets. See Note 5 for a full description of our acquisition activities. In addition, we purchased existing technology from Allerez in July 2003 and the Mercury.com domain name in October 2003.

Changes in the carrying amount of goodwill were as follows (in thousands):

	Freshwater	Performant	Kintana	Appilog	Beatbox	Intuwave	Total
Balance at December 31, 2003	$115,006	$16,430	$214,052	$—	$—	$—	$345,488
Acquisitions	—	—	—	51,835	—	—	51,835
Adjustments	—	—	(1,028)	34	—	—	(994)

Balance at December 31, 2004	115,006	16,430	213,024	51,869	—	—	396,329
Acquisitions	—	—	—	—	6,238	90	6,328
Adjustments	—	—	(245)	(2,290)	—	—	(2,535)

Balance at December 31, 2005	$115,006	$16,430	$212,779	$49,579	$6,238	$90	$400,122

The weighted average amortization period and carrying amount of intangible assets were as follows (in thousands):

	December 31, 2005				December 31, 2004
	Weighted Average Amortization period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization period	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Existing technology	42	$27,868	$18,526	$9,342	42	$24,966	$11,649	$13,317
Patents and core technology	57	14,530	7,685	6,845	57	14,530	5,059	9,471
Maintenance and support contracts	69	7,557	2,805	4,752	70	7,306	1,519	5,787
Employment agreements	18	1,120	1,120	—	18	1,120	853	267
Customer contracts and other	38	15,543	11,562	3,981	38	15,393	6,626	8,767
Domain name	60	1,122	504	618	60	1,124	281	843

Total	47	$67,740	$42,202	$25,538	47	$64,439	$25,987	$38,452

In July 2003, we purchased existing technology from Allerez for $1.3 million. This technology enables our customers to leverage their investment in their existing information technology infrastructure. The valuation of the intangible assets acquired was based upon our estimates. The intangible assets are amortized on a straight-line basis over their useful lives which best represent the allocation of the economic value of the intangible assets. During the second quarter of 2005, as part of our review of operational effectiveness and to better align our people, resources, and assets with our new business objectives, management decided to discontinue selling products using the technology purchased from Allerez. The related maintenance renewal offerings will also be discontinued. As a result of management’s decision, we performed an impairment review in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, on the purchased technology

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from Allerez. We evaluated the recoverability of the intangible asset by comparing its estimated fair value to its carrying value and recorded an impairment expense based on the amount by which the carrying value of the intangible asset exceeded its fair value. The estimated fair value was determined using a discounted cash flow method. Based upon our impairment review, the entire carrying value of the purchased technology of $0.6 million was written off in June 2005. The expense is included in “Loss on intangible and other assets” in the consolidated statements of operations.

In October 2003, we purchased the Mercury.com domain name for $1.1 million. The total consideration consisted of $0.7 million in cash and $0.4 million in costs to provide certain customer support service and sales and technical training to the seller. The non-cash consideration was determined based upon our estimated costs to provide such services to third parties. The intangible asset will be amortized on a straight-line basis.

The aggregate amortization expense of intangible assets was $15.6 million, $15.6 million, and $7.5 million for the years ended December 31, 2005, 2004, and 2003, respectively. Amortization of intangible assets related to our current products is recorded as “Cost of revenue—amortization of intangible assets” in our consolidated statements of operations. The following table presents the breakdown of amortization of intangible assets recorded in the consolidated statements of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2005	2004	2003
Cost of license and subscription	$8,856	$8,882	$4,808
Cost of maintenance	1,285	1,137	381

Total cost of revenue	10,141	10,019	5,189

Operating expenses	5,427	5,544	2,281

	$15,568	$15,563	$7,470

Future amortization of intangible assets at December 31, 2005 is as follows (in thousands):

Year Ended December 31,
2006	$12,313
2007	6,209
2008	5,062
2009	1,954
Thereafter	—

$25,538

NOTE 7—CONVERTIBLE NOTES

In July 2000, we issued $500.0 million in 4.75% Convertible Subordinated Notes due July 1, 2007 (2000 Notes). The 2000 Notes mature on July 1, 2007 and bear interest at a rate of 4.75% per annum, payable semiannually on January 1 and July 1 of each year. The 2000 Notes are subordinated in right of payment to all of our future senior debt. The 2000 Notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of approximately $111.25 per share, subject to adjustment under certain conditions. We may redeem the 2000 Notes, in whole or in part, at any time on or after July 1, 2003. If we redeem the 2000 Notes, we will pay accrued interest to the redemption date. We did not redeem any portion of the 2000 Notes since the original issuance through December 31, 2005. Additionally, the holders of the 2000

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes have the right to require us, at their option, to repurchase the 2000 Notes prior to their maturity date (a) upon the occurrence of a change of control of Mercury at 100% of the principal amount thereof or (b) as described below, pursuant to a put option that allows holders to require us to repurchase their 2000 Notes on March 1, 2007 at 101.3% of the principal amount thereof.

From December 2001 through December 31, 2002, we repurchased $200.0 million face value of the 2000 Notes.

In April 2003, we issued $500.0 million in Zero Coupon Senior Convertible Notes due 2008 (2003 Notes) in a private offering. The 2003 Notes mature on May 1, 2008, do not bear interest, have a zero yield to maturity, and may be convertible into shares of our common stock. Holders of the 2003 Notes may convert their 2003 Notes prior to maturity only if:

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

iii.	in addition and notwithstanding, if we are party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash, securities or other property, a holder may surrender 2003 Notes for conversion at any time from and after the date which is 15 days prior to the anticipated effective date of the transaction until 15 days after the actual date of the transaction.

Upon conversion, we have the right to deliver cash instead of shares of our common stock. Additionally, the holders of the 2003 Notes have the right to require us, at their option, to repurchase the 2003 Notes prior to their maturity date (a) upon the occurrence of a change of control of Mercury at 100% of the principal amount thereof or (b) as described below, pursuant to a put option that allows holders to require us to repurchase their 2003 Notes on October 31, 2006 or November 30, 2006 at 107.25% of the principal amount thereof. Accordingly, the carrying value of the 2003 Notes has been classified as a current liability of $500.0 million in our consolidated balance sheets as of December 31, 2005.

In connection with the issuance of our 2000 Notes and 2003 Notes, we incurred $14.6 million and $11.9 million of issuance costs, respectively, which primarily consisted of investment banking, legal, and other

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

professional fees. In conjunction with the retirement of a portion of our 2000 Notes in the year ended December 31, 2002, we wrote off $3.8 million of debt issuance costs. The remaining costs are being amortized to interest expense over the remaining term of the 2000 Notes. Further, as a result of our failure to file our Form 10-Q for the period ended June 30, 2005, we violated provisions of the indentures related to our 2000 Notes and our 2003 Notes (together, the “Notes”) that require us to furnish such information promptly to the Notes trustee and received a notice of default on the Notes in August 2005. In October 2005, we solicited consents from the holders of the Notes. On October 26, 2005, we announced that holders of a majority of each series of the Notes had submitted consents which waived until March 31, 2006 any default or event of default under the indentures arising from our failure to timely file with the SEC and provide to the trustee of the Notes, those reports required to be filed under the Securities Exchange Act of 1934 (Report Defaults). In consideration for the waiver, we (i) paid to the consenting holders of 2000 Notes a consent fee of $25.00 for each $1,000 principal amount of 2000 Notes, resulting in a $7.1 million payment that will be amortized to interest expense over the remaining term of the 2000 notes and (ii) entered into a supplement to the Indenture governing the 2003 Notes pursuant to which we will be required to repurchase the 2003 Notes, at the option of the holder, on November 30, 2006 at a repurchase price equal to 107.25% of the principal amount. If the put option is exercised by all holders, we will be required to pay the face value and an additional $36.3 million to the 2003 Note holders on that date. Additionally, since the put option more than doubled the initial rate of return to the Note holders, it is not considered to be clearly or closely related to the original terms of the 2003 indenture governing the 2003 Notes for accounting purposes, and is therefore accounted for separately. Accordingly, the fair value of this put option was recorded as a current liability of $34.2 million in our consolidated balance sheets as of December 31, 2005 and an expense of $34.2 million in our consolidated statements of operations in the fourth quarter of 2005, and will be marked-to-market through our consolidated statements of operations each period until expiration or exercise of the put. In addition, the remaining unamortized debt issuance costs associated with the 2003 Notes will be recognized over the period ending October 31, 2006. Legal and other third party costs incurred in connection with these transactions were expensed as incurred.

Amortization expense related to our 2000 Notes was $2.0 million, $1.3 million, and $1.4 million for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005 and 2004, net debt issuance costs associated with our 2000 Notes were $8.4 million and $3.3 million, respectively. Amortization expense related to our 2003 Notes was $2.9 million, $2.4 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, net debt issuance costs associated with our 2003 Notes were $5.0 million and $8.0 million, respectively.

See Note 18, “Subsequent Events”, for additional information related to the modification of our 2000 Notes and 2003 Notes.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Royalty agreement

On June 30, 2003, we entered into a non-exclusive agreement (amended in February 2004) to license technology from Motive. The agreement is non-transferable, except in the case of a merger, acquisition, spin-out, or other transfer of all or substantially all of the business, stock, or assets to which the agreement relates. The agreement is in effect until December 31, 2006 with a right to renew and an option to purchase a fully paid up, perpetual license to the technology prior to July 1, 2008. During the second quarter of 2005, as part of our review of our operational effectiveness to better align our people, resources and assets with our new business objectives, management decided to discontinue development of the technology we licensed from Motive. This decision resulted in an impairment review of prepaid royalties of $15.4 million, of which $15.0 million had been paid as of December 31, 2004. Based upon management’s decision to discontinue development efforts, combined with

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fact that Motive-based products had not been available for sale, there were no projected revenues or cash flows associated with the Motive technology. Since we determined that we had no alternative use for the licensed technology, the prepaid royalties of $15.4 million were not recoverable and were expensed in the second quarter of 2005. The expense is included in “loss on intangible and other assets” in the Consolidated Statement of Operations.

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

Lease commitments

We lease our headquarters facility and facilities for sales offices in the U.S. and foreign locations under non-cancelable operating leases that expire through 2015. Certain of these leases contain renewal options. In addition, we lease certain equipment under various lease agreements with lease terms up until August 2010. In February 2005, we entered into a lease agreement to lease additional buildings at our headquarters in Mountain View, California. Under the terms of this lease, we commenced occupying the buildings in May and July 2005. The lease expires in March 2013. On August 22, 2005, we entered into an agreement to sublease one of our buildings at our headquarters in Mountain View beginning in November 2005 for a term of three years at an average annual rental rate of $0.7 million.

Future minimum payments under facilities, including two vacant facilities from the Kintana acquisition, equipment, and other leases with non-cancelable terms in excess of one year were as follows at December 31, 2005 (in thousands):

Year Ended December 31,	Non-Cancelable Operating Leases, Net *	Royalty and License Agreements	Total
2006	$20,744	$2,892	$23,636
2007	16,143	1,872	18,015
2008	12,301	273	12,574
2009	10,775	20	10,795
2010	8,935	20	8,955
Thereafter	24,289	160	24,449

	$93,187	$5,237	$98,424

*	Net of payments from sublease agreements

Total rent expense under operating leases amounted to $17.4 million, $13.7 million, and $8.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of credit

As of December 31, 2005, we had four irrevocable letter of credit agreements totaling $2.2 million with Wells Fargo & Company (Wells Fargo). See Note 16 for a full description of the letters of credit.

SEC settlement

On September 28, 2006, we announced that we had proposed a settlement to the staff of the SEC, which the staff has agreed to recommend to the SEC, to conclude for us the matters arising from the formal SEC investigation. We have proposed to pay a $35.0 million civil penalty and to consent to the entry of a final judgment by a federal court permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. The proposed settlement is contingent on the review and approval of final documentation by us and the staff of the SEC, and is subject to final approval by the SEC. We have expensed the amount as “Costs of restatement and related legal activities” in our consolidated statement of operations against “accrued and other liabilities” in our consolidated balance sheets for the year ended December 31, 2005. As provided in the Merger Agreement with us, Hewlett-Packard has consented to the settlement offer and will also be required to approve the final settlement documentation. We continue to cooperate with the SEC and other government agencies regarding this matter. There can be no assurance that our efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and we cannot predict the timing or the final terms of any settlement.

Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, as of December 31, 2005, there were no pending claims of which the outcome was expected to result in a material adverse effect on our financial position, results of operations, or cash flows.

For additional details of ongoing litigations, see Note 18, “Subsequent Events”.

NOTE 9—GUARANTEES

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN No. 34 (FIN No. 45) requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The following is a summary of the agreements we have determined are within the scope of FIN No. 45.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value of our product and service warranties is minimal. Accordingly, we have no liabilities recorded for product or service warranties at December 31, 2005 or December 31, 2004.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we assume liabilities for certain events and occurrences that took place prior to the date of acquisition. We are not aware of any potential obligations arising as a result of our acquisitions completed prior to December 31, 2005 that were not included as a component of the purchase price. Accordingly, we have no liabilities recorded for these types of agreements as of December 31, 2005 or December 31, 2004.

As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have a directors and officers insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005 or December 31, 2004.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, subsidiaries and/or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005 or December 31, 2004.

We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby our customers are indemnified for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and excess insurance policies that enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005 or December 31, 2004.

We also have arrangements with certain vendors whereby we guarantee the expenses incurred by certain of our employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. We would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is insignificant. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005 or December 31, 2004.

NOTE 10—STOCKHOLDERS’ EQUITY

Preferred Stock

Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors may determine the rights, preferences, and terms of our authorized but unissued shares of preferred stock.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Repurchase Programs

During the third quarter of 2001, our Board of Directors authorized the repurchase of 1.0 million shares of our common stock in the open market, subject to normal trading restrictions, at a price no greater than $25.00. At December 31, 2005 and 2004, we had 0.8 million shares of treasury stock at a cost of $16.1 million under this stock repurchase program.

On July 27, 2004, our Board of Directors approved a program to repurchase up to $400.0 million of our common stock over the next two years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. During 2004, we repurchased 9,675,000 shares of our common stock at an average price of $34.33 for an aggregate purchase price of $332.2 million. There were no repurchases of shares during the year ended December 31, 2005. At December 31, 2005 and 2004, we had 9.7 million shares of treasury stock at a cost of $332.2 million under this stock repurchase program.

Repurchased shares under our stock repurchase programs will be used for general corporate purposes, including share issuance requirements under our employee stock option and purchase plans. Treasury stock is accounted using the cost method. To date, we have not reissued or retired our treasury stock.

Unearned Stock-Based Compensation

Unearned stock-based compensation relates to stock options assumed in conjunction with acquisitions, stock options that were granted with an exercise price less than fair market value on the date of grant and are being accounted for as fixed awards and stock options accounted for as variable awards.

The intrinsic value of unvested stock options assumed in conjunction with acquisitions is recorded as unearned stock-based compensation expense and amortized to expense over the remaining vesting period of the stock options using the straight-line method. Intrinsic value is determined based on the difference between the fair market value of our stock on the date of acquisition and the price the optionee is required to pay to exercise their stock options. As of December 31, 2005 and 2004, we had unearned stock-based compensation of $0.2 million and $0.6 million, respectively, related to stock options assumed in conjunction with acquisitions. Upon an employee’s termination, any remaining unearned stock-based compensation expense is reduced, with an offset to additional paid-in capital. For the years ended December 31, 2005, 2004 and 2003, stock-based compensation expense related to acquisitions was $0.3 million, $0.7 million, and $0.8 million, respectively.

Upon grant of a stock option with an exercise price less than the fair market value of our stock on the date of grant, we record unearned stock-based compensation expense for the difference between the fair market value of our stock and the employee’s exercise price if the option will be accounted for as a fixed award. Unearned stock-based compensation expense is amortized to stock-based compensation expense over the vesting period using the ratable method, whereby an equal amount of expense is recognized for each year of vesting. Upon an employee’s termination, any remaining unearned stock-based compensation is reduced, with an offset to additional paid-in

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capital. As of December 31, 2005 and 2004, we had unearned stock-based compensation of $4.0 million and $8.9 million, respectively, related to fixed awards with an exercise price less than the fair market value of our stock on the date of grant. Stock-based compensation expense related to these awards was $7.2 million, $23.0 million, and $43.0 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Additionally, we record unearned stock-based compensation for the difference between the fair market value of our stock as of each balance sheet date and the cumulative amount of expense recognized for stock options accounted for as variable awards. As of December 31, 2005 and 2004, we had unearned stock-based compensation of less than $0.1 million and $0.3 million, respectively, related to variable awards. Stock-based compensation expense related to these awards was a credit of $15.6 million and $5.2 million for the years ended December 31, 2005 and 2004, respectively, and was $47.3 million for the year ended December 2003.

NOTE 11—EMPLOYEE BENEFIT PLANS

As a result of its investigation, the Special Committee determined that certain practices with respect to certain stock option grants and exercises were contrary to the terms of our applicable option plans. Based on information currently available, we believe that, although certain options may have been granted in violation of our applicable option plans, and although certain of the options were authorized by a Stock Option Committee that included a non-director, those options are valid and enforceable obligations of ours, at least with respect to options granted to employees not culpably involved in improper grant practices. The Special Committee has determined that we should honor options granted to employees not culpably involved in improper grant practices. Accordingly, we intend to honor the options granted to such employees, but we do not intend to allow persons culpably involved in the mispricing to exercise the options at the misstated prices.

Stock Option Plans

As of December 31, 2005, a total of 26,802,000 shares of common stock were reserved for issuance upon the exercise of stock options and for future grant of stock options or awards under Mercury’s equity incentive plans.

1989 Stock Option Plan

In August 1989, our Board of Directors (Board) adopted the 1989 Stock Option Plan (1989 Plan). The 1989 Plan provided for the grant of incentive stock options to employees and non-statutory stock options to employees and / or consultants. Stock options granted under this plan generally have a term of ten years (except that for holders of 10% or more of the total combined voting power of all classes of our stock, the option term of incentive stock options may not exceed five years), vest over a period of four years and are exercisable while such person continues to provide services to us and for a specified period after their service terminates. As of December 31, 2005, there were options to purchase 2,160,000 shares of our common stock outstanding under the 1989 Plan. Options are no longer granted under the 1989 Plan.

1994 Directors’ Stock Option Plan

In August 1994, our Board adopted the 1994 Directors’ Stock Option Plan (1994 Directors’ Plan). Only members of the Board may be granted options under the 1994 Directors’ Plan. The 1994 Directors’ Plan currently provides for a stock option grant of 50,000 shares to our outside directors upon initial election to the Board and automatic annual grants of 10,000 shares upon re-election of the individual to the Board. Stock options granted under this plan have a term of ten years, and are exercisable while such person remains a director and for a specified period after their service terminates. Initial stock option grants and one-time stock option

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grants vest 20% each year. Annual stock option grants vest in full on the fifth anniversary following each individual’s re-election to the Board. The exercise price of stock options granted under this plan may not be less than 100% of fair market value on the date of grant. As of December 31, 2005, there were options to purchase 400,000 shares of our common stock outstanding under the 1994 Directors’ Plan, and 650,000 shares were available for future grant.

1996 Supplemental Plan

In May 1996, our Board adopted the 1996 Supplemental Stock Plan (1996 Supplemental Plan) a stock option plan solely for grants to employees of our subsidiaries located outside the U.S. Stock options granted under this plan generally have a term of ten years (except that for holders of 10% or more of the total combined voting power of all classes of our stock, the option term of incentive stock options may not exceed five years), vest over a period of four years and are exercisable while such person continues to provide services to us and for a specified period after their service terminates. As of December 31, 2005, there were options to purchase 2,000 shares of our common stock outstanding under the 1996 Supplemental Plan. Options are no longer granted under the 1996 Supplemental Plan.

1999 Plan

The 1999 Stock Option Plan (1999 Plan) provides for the grant of incentive stock options and / or non-statutory stock options to employees. The provisions of the 1999 Plan regarding option term, grant price, exercise price, and vesting period are identical to those of the 1989 Plan except that all options granted under the 1999 Plan must be at exercise prices not less than 100% of the fair market value on the date of grant (except that for holders of 10% or more of the total combined voting power of all classes of our stock, incentive stock options may not be granted at less than 110% of the fair value of the common stock at the date of grant). As of December 31, 2005, there were options to purchase 13,646,000 shares of our common stock outstanding under the 1999 Plan, and 4,904,000 shares were available for future grant.

2000 Supplemental Stock Option Plan

The 2000 Supplemental Stock Option Plan (2000 Plan) which allows non-statutory stock options and / or stock purchase rights to be granted to any employee who is not a U.S. citizen or resident and who is not an executive officer or director. Stock options granted under this plan generally have a term of ten years (subject to local law, which in certain cases require a different term), vest over a period of four years and are exercisable while such person continues to provide services to us and for a specified period after their service terminates. The exercise prices for all options granted under the 2000 Plan must be equal to at least 100% of the fair market value of the date of grant. As of December 31, 2005, there were options to purchase 3,591,000 shares of our common stock outstanding under the 2000 Plan, and 843,000 shares were available for future grant. No stock purchase rights were ever granter under these plans.

Other Stock Option Plans

In addition to the option plans described above, as of December 31, 2005, we had also assumed the following stock option plans (collectively, the “Other Plans”): the Freshwater 1997 Stock Option Plan; the Conduct Ltd. 1998 Share Option Plan (1998 Conduct Plan); the Kintana 1997 Equity Incentive Plan (for U.S. residents); the Kintana Share Option Scheme (for residents of the United Kingdom); the Performant 2000 Stock Option/Restricted Stock Plan; and the Appilog 2003 Stock Option Plan. Stock options granted under the Other Plans generally have a term of ten years (except that for holders of 10% or more of the total combined voting power of all classes of our stock, the option term of incentive stock options granted under any of the Other Plans (other than the 1998 Conduct Plan) may not exceed five years), vest over a period of four years and are exercisable while such person continues to

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provide services to us and for a specified period after their service terminates. As of December 31, 2005, in aggregate, there were options to purchase approximately 606,000 shares of our common stock outstanding under the Other Plans. Options are no longer granted under any of the Other Plans.

In addition, in connection with our acquisition of Systinet Corporation on January 3, 2006, we assumed the Systinet Corporation 2001 Stock Plan and Incentive Plan. As of immediately following the closing of the acquisition, giving effect to the conversion of the unvested options outstanding under that Plan, there were options to purchase approximately 429,000 shares of our common stock outstanding under that Plan.

Option plans summary

The following table presents the combined activity of all our option plans for the years ended December 31, 2005, 2004, and 2003 (shares in thousands):

	2005			2004			2003
		Options outstanding			Options outstanding			Options outstanding
	Options available for grant	Number of shares	Weighted average exercise price	Options available for grant	Number of shares	Weighted average exercise price	Options available for grant	Number of shares	Weighted average exercise price
Balance at beginning of year	6,053	23,695	$38.18	7,599	25,474	$35.95	5,157	22,524	$34.76
Additional shares authorized	—	—	$—	—	—	$—	7,125	—	$—
Options assumed in acquisition	—	—	$—	—	229	$4.82	—	1,502	$36.42
Options granted	(3,155)	3,155	$41.66	(3,095)	3,366	$45.61	(6,234)	6,235	$34.43
Options canceled and repurchased	3,849	(3,806)	$49.42	1,888	(1,885)	$41.72	1,773	(1,754)	$41.56
Options exercised	—	(2,639)	$24.86	—	(3,489)	$24.98	—	(3,033)	$20.99
Options expired	(350)	—	$—	(339)	—	$—	(222)	—	$—

Balance at end of year	6,397	20,405	$38.70	6,053	23,695	$38.18	7,599	25,474	$35.95

Options exercisable, end of year		14,344			15,492			13,851

The following table presents weighted average price and remaining contractual life information for significant option groups outstanding under the above plans at December 31, 2005 (shares in thousands):

Options outstanding				Options vested
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.13 – $18.25	2,172	2.67	$9.47	2,154	$9.41
$18.74 – $29.29	2,244	6.28	$27.24	1,911	$27.17
$29.65 – $31.41	2,347	7.17	$31.21	1,626	$31.28
$31.55 – $39.81	3,886	7.03	$36.19	2,573	$35.57
$40.72 – $45.50	4,313	6.81	$42.64	2,177	$41.34
$45.55 – $63.06	3,772	7.15	$51.98	2,232	$55.03
$63.06 – $67.88	1,440	4.82	$63.49	1,440	$63.49
$85.13 – $125.45	231	4.61	$98.77	231	$98.77

$0.13 – $125.45	20,405	6.29	$38.70	14,344	$37.76

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, 4.9 million options were outstanding and subject to variable accounting primarily as a result of a lack of evidence of authorization for certain stock option grants. As such, the exercise price of the stock options is not considered fixed on the date of grant and therefore these stock options are being accounted for as variable awards. When variable accounting is applied, we remeasure the intrinsic value of the options at the end of each reporting period until there is a measurement date, the options are exercised, forfeited or expired. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. As a result, changes in stock prices will change the intrinsic value of the stock options and compensation expense or benefit recognized in any given period. Compensation expense is recognized over the vesting period using an accelerated vesting method of recognition in accordance with FIN No. 28.

Employee Stock Purchase Plan

In August 1998, our stockholders ratified and approved the 1998 ESPP, which had been adopted by our Board of Directors in June 1998. Since adoption, an aggregate of 7,300,000 shares of common stock have been reserved for issuance thereunder. Under the 1998 ESPP, employees are granted the right to purchase shares of common stock at a price per share that is the lesser of (i) 85% of the fair market value of the shares at the participant’s entry date into the offering period, or (ii) 85% of the fair market value of the shares at the end of the offering period. For the period August 2002 through August 2004, our ESPP offering period allowed a two-year look back with rollover provisions and multiple purchase periods. In May 2005, the Compensation Committee of our Board of Directors approved a change to the maximum offering period under the 1998 ESPP from two years to six months, effective from the beginning of the next offering period on August 16, 2005. During 2005, 2004, and 2003, approximately 679,000, 707,000, and 527,000 shares, respectively, were purchased under the 1998 ESPP at an average purchase price of $29.82, $24.22, and $21.23, respectively.

From August 2002 to August 2004, we inadvertently issued shares under our 1998 ESPP priced at a discount greater than 15% from the applicable closing price of our common stock. Accordingly, these shares were treated as compensatory in accordance with APB No. 25, and compensation expense was recognized on the purchase date when the actual purchase price could be determined. As a result, we recognized $9.4 million and $8.0 million of stock-based compensation expense for the years ended December 31, 2004 and 2003, respectively. There was no stock-based compensation expense related to shares issued under our 1998 ESPP for the year ended December 31, 2005.

Long-Term Incentive Plan

In the first quarter of 2005, certain employees, including our named executive officers, became participants in the Mercury Long-Term Incentive Plan (Incentive Plan). The Incentive Plan was previously adopted by the Compensation Committee of our Board of Directors in December 2004 and amended in February 2005. The amounts and payments of cash awards under the Incentive Plan are based on the attainment of financial goals set for 2005, the performance period, and the completion of a two-year vesting period subsequent to the performance period. We recognize expenses related to cash awards over a three-year period. We have not recognized any expense for cash rewards under the Incentive Plan for the year ended December 31, 2005 as we determined in the fourth quarter of 2005 that the specific financial goals set for 2005 would not be attained and, therefore, no cash awards under the Incentive Plan would be made for 2005.

401(k) Plan

We have a qualified 401(k) plan available to eligible employees. Participants may contribute up to 60% of their annual compensation to the plan, limited to a maximum annual amount set by the Internal Revenue Service.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We match employee contributions dollar for dollar up to a maximum of $1,000 per year per person. Matching contributions vest according to the number of years of employee service. We contributed and expensed $1,127,000, $955,000, and $793,000 to the 401(k) plan for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 12—INCOME TAXES

The provision for income taxes consisted of (in thousands):

	Year Ended December 31,
	2005	2004	2003
Federal:
Current	$28,016	$7,575	$2,838
Deferred	(1,411)	(5,451)	2,074

	26,605	2,124	4,912

State:
Current	3,941	1,082	674
Deferred	(28)	(779)	296

	3,913	303	970

Foreign:
Current	126,676	8,745	4,961
Deferred	(2,772)	(274)	(442)

	123,904	8,471	4,519

	$154,422	$10,898	$10,401

Income (loss) before provision for income taxes consisted of (in thousands):

	Year Ended December 31,
	2005	2004	2003
Domestic	$(67,254)	$92,044	$(125,763)
Foreign	121,747	(27,370)	73,578

	$54,493	$64,674	$(52,185)

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Provision at federal statutory rate of 35%	$19,073	$22,636	$(18,265)
State tax, net of federal benefit	3,913	303	970
Foreign rate differentials	(35,298)	(14,830)	(10,405)
Tax-exempt interest	(99)	(244)	(671)
Non-deductible in-process research and development	—	315	4,189
Non-deductible stock-based compensation	7,343	4,712	16,452
Imputed interest	1,262	—	—
Penalties	12,253	209	194
American Jobs Creation Act—tax expense on repatriation of foreign earnings	141,559	—	—
Bond repurchase premium	787	—	—
Change in valuation allowance	1,869	(2,388)	16,324
Other	1,760	185	1,613

	$154,422	$10,898	$10,401

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $196.1 million of undistributed earnings for certain non-U.S. subsidiaries. We intend to invest these earnings indefinitely in operations outside the U.S.

The American Jobs Creation Act of 2004 (the Jobs Act), enacted on October 22, 2004, provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated in 2004 or 2005. The deduction would result in an approximate 5.25% federal tax rate on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for the federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by the Board of Directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of our foreign earnings that qualify for the deduction is $500.0 million.

During December 2005, we repatriated $500.0 million from our Israeli subsidiary under the Jobs Act. The repatriation is subject to taxes of approximately $117.5 million for Israeli taxes, approximately $20.6 million for U.S. federal taxes and approximately $3.2 million for state taxes in accordance with tax laws existing at the time. We are currently under negotiations with the Israeli government in an attempt to obtain approval to reduce a portion of the $117.5 million Israeli taxes. However, the likelihood that we will be successful in obtaining such approval remains uncertain. In calculating the U.S. tax impacts of the $500.0 million distribution from our Israeli subsidiary, we did not isolate the indirect benefits derived from stock option deductions and treat them as increases to shareholders’ equity. This treatment of the indirect impacts of stock option deductions is consistent with our method of accounting for the indirect stock option deduction impacts in other areas and in prior periods.

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

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets (liabilities) were as follows (in thousands):

	Year Ended December 31,
	2005	2004
Deferred tax assets:
Other reserves and accruals	$7,955	$1,871
Depreciation and amortization	8,243	2,887
Sales reserve	1,964	2,120
Accrued vacation	3,194	2,546
Tax credit carryovers	18,284	3,520
2003 Notes waiver costs	10,448	—
Net operating loss and capital loss carryforwards	8,532	12,998
Non-deductible stock-based compensation	16,362	31,531
Less: Valuation allowance	(50,748)	(38,973)

	24,234	18,500
Deferred tax liabilities:
Acquired intangible assets	(5,688)	(11,554)
2000 Notes waiver costs	(2,488)	—

	(8,176)	(11,554)

Net deferred tax assets	$16,058	$6,946

At December 31, 2005 and 2004, our U.S. net operating loss carryforwards for income tax purposes were approximately $224.5 million and $236.8 million, respectively. If not utilized, the Federal net operating loss carryforwards will expire in various years through 2024, and the State net operating loss carryforwards will expire in various years through 2014. The net operating losses are primarily attributable to stock option compensation deductions.

During the year ended December 31, 2005, we decreased our valuation allowance by $11.8 million. The cumulative valuation allowance has been placed against the gross deferred tax assets because, in our best assessment, it is more likely than not, that we will not recognize all of the tax benefit related to our deferred tax assets on which a valuation was recorded. The valuation will be reduced in the period when we are able to utilize the deferred tax assets on its tax return, resulting in a reduction in income taxes payable.

If these net operating losses are ultimately recognized, the portion of these losses attributable to excess tax benefits arising from non-compensatory stock options will be accounted for as a credit to stockholders’ equity rather than a reduction of income tax expense, and the portion attributable to vested non-compensatory shares of acquired companies will be accounted for as a reduction to goodwill rather than as a reduction to income tax expense.

In the event of a change in ownership, our U.S. federal and state net operating loss carryovers will be subject to statutory limitations. These limitations, provided under U.S. Internal Revenue Code section 382 and various state statutes would restrict the amount of net operating loss carryovers that we could use to reduce future taxable income.

In 2005 and 2004, we recognized a tax benefit of $9.9 million and $0.3 million, respectively, relating to stock option deductions which was directly allocated to contributed capital. Prior to the 2004 financial statement restatement, the windfall tax benefit from stock options deductions was recorded directly to additional paid-in-capital. As a result of the restatement, a portion of this tax benefit no longer constituted windfall benefit and was therefore credited to reduce the provision for income taxes instead of contributed capital.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2005, we recognized a tax benefit of $2.3 million relating to post-acquisition recognition of acquired company stock option exercise benefits related to Appilog which have been allocated directly to reduce goodwill. We also recognized a similar tax benefit for Kintana during 2005 totaling $0.3 million.

As a result of ownership changes in Performant, approximately $10.0 million of net operating loss carryovers that relate to the Performant acquisition are subject to certain limitations under the U.S. Internal Revenue Code and State tax laws.

Earnings from foreign operations in Israel are subject to a lower tax rate pursuant to “Approved Enterprise” incentives effective through 2013. The incentives provide for certain tax relief if certain conditions are met. We believe we continued to be in compliance with these conditions at December 31, 2005. The aggregate amount of our tax holiday received for the year ended December 31, 2005 was $45.9 million, resulting in a $0.53 benefit to earnings per share.

In 2002, we sold the economic rights of Freshwater’s intellectual property to our Israeli subsidiary. As a result of this intellectual property sale, we recorded a current tax payable and a prepaid tax asset in the amount of $25.5 million, which will be amortized to income tax expense on a straight-line basis over eight years, which approximates the period over which the expected benefit is expected to be realized. At December 31, 2005, we had a prepaid tax asset of $3.2 million included in prepaid expenses and other assets and $9.6 million included in other assets, net on our consolidated balance sheets.

NOTE 13—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into forward contracts to hedge foreign currency exposures related to certain foreign currency denominated intercompany balances attributable to subsidiaries and foreign offices in the Americas, EMEA, APAC, and Japan. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts, terminating, or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures. We do not enter into forward contracts for speculative or trading purposes. The criteria used for designating a forward contract as a hedge considers its effectiveness in reducing risk by matching hedging instruments to intercompany balances. Gains or losses on forward contracts are recognized as other income or expense in the same period as gains or losses on the underlying revaluation of intercompany balances. We had outstanding forward exchange contracts to buy various foreign currencies with notional amounts of $3.7 million and $8.9 million at December 31, 2005 and 2004, respectively, and to sell various foreign currencies with notional amounts of $60.2 million and $40.1 million at December 31, 2005 and 2004, respectively. The forward contracts in effect at December 31, 2005 matured on January 23, 2006 and were fair value hedges of certain foreign currency exposures in the Australian Dollar, British Pound, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Korean Won, Norwegian Kroner, Polish Zlotych, South African Rand, Swedish Kroner, and Swiss Franc.

We also utilize forward exchange contracts of one fiscal-month duration to offset translation gains and losses of various non-functional currency exposures that occur with foreign currency market fluctuations. Currencies hedged under this fair value hedge program include the Canadian Dollar, Hong Kong Dollar, Israeli Shekel, and Singapore Dollar. Increases or decreases in the value of these non-functional currency assets are offset by gains or losses on the forward contracts. We had outstanding forward exchange contracts to buy various foreign currencies with notional amounts of $20.2 million and $23.7 million at December 31, 2005 and 2004, respectively, and to sell various foreign currencies with notional amounts of $7.6 million at December 31, 2005.

These forward contracts contain credit risk in that the counterparties may be unable to meet the terms of the agreements. However, we minimize such risk of loss by limiting these agreements to major financial institutions.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also monitor closely the potential risk of loss with any one financial institution. We do not expect any material losses as a result of default by counterparties.

In January and February 2002, we entered into two interest rate swaps with respect to $300.0 million of our 2000 Notes. In November 2002, we merged the two interest rate swaps with Goldman Sachs Capital Markets, L.P. (GSCM) into a single interest rate swap with GSCM to improve the overall effectiveness of our interest rate swap arrangement. The November interest rate swap of $300.0 million, with a maturity date of July 2007, is designated as an effective hedge of the change in the fair value attributable to the London Interbank Offering Rate (LIBOR) of our 2000 Notes. The objective of the swap is to convert the 4.75% fixed interest rate on the 2000 Notes to a variable interest rate based on the 3-month LIBOR plus 48.5 basis points. The gain or loss from changes in the fair value of the interest rate swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value attributable to changes in the LIBOR throughout the life of the 2000 Notes. The interest rate swap creates a market exposure to changes in the LIBOR. Under the terms of the swap, we provided initial collateral in the form of cash or cash equivalents to GSCM in the amount of $6.0 million as continuing security for our obligations under the swap (irrespective of movements in the value of the swap) and from time to time additional collateral can change hands between Mercury and GSCM as swap rates and equity prices fluctuate. We classified the initial collateral as “Other assets, net” in our consolidated balance sheets at December 31, 2004. In May 2005, we substituted the collateral held in the form of cash with a fixed income security. In October 2005, as the market value of the swap continued to decline, we provided additional collateral of $1.3 million in fixed income securities for our obligations under our interest rate swap agreement at the request of GSCM. The securities were previously purchased and held as a long-term, held-to-maturity investment. Since GSCM does not have the right to sell or repledge the collateral, these securities have been classified as long-term investments as of December 31, 2005. If the price of our common stock exceeds the original conversion or redemption price of the 2000 Notes, we will be required to pay the fixed rate of 4.75% and receive a variable rate on the $300.0 million principal amount of the 2000 Notes. If we call the 2000 Notes at a premium (in whole or in part), or if any of the holders of the 2000 Notes elected to convert the 2000 Notes (in whole or in part), we will be required to pay a variable rate and receive the fixed rate of 4.75% on the principal amount of such called or converted 2000 Notes.

Our interest rate swap qualifies under SFAS No. 133 as a fair-value hedge. We record the fair value of our interest rate swap and the change in fair value of the underlying 2000 Notes attributable to changes in the LIBOR in our consolidated balance sheets. We record the ineffectiveness arising from the difference between the two fair values in our consolidated statements of operations as “Other income (expense), net.” Our interest rate swap of $4.8 million was recorded as an asset in our consolidated balance sheets as of December 31, 2004; however, due to the volatility of interest rates, the value of the swap became a liability of $2.3 million as of December 31, 2005.

The changes in the LIBOR resulted in a decrease in the carrying value of our 2000 Notes of $7.2 million and $6.7 million at December 31, 2005 and 2004, respectively. Unrealized gains or losses on the interest rate swap were less than $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, collateral held under the terms of the swap agreement was $7.5 million and $6.0 million, respectively.

We are exposed to credit exposure with respect to GSCM as counterparty under the swap. However, we believe that the risk of such credit exposure is limited because GSCM is an affiliate of a major U.S. investment bank and because its obligations under the swap are guaranteed by the Goldman Sachs Group L.P.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents interest income and interest expense resulting from our interest rate swap (in thousands):

	Year Ended December 31,
	2005	2004	2003
Interest income	$14,298	$14,269	$14,250

Interest expense	$11,622	$6,057	$5,256

Our net interest expense, including interest paid on our 2000 Notes, was $11.6 million, $6.0 million, and $5.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

See Note 18, “Subsequent Events”, for additional information on the termination of our interest rate swap and the modification of our 2000 Notes and 2003 Notes.

In connection with the modification of our 2003 Notes, we have entered into a supplement to the Indenture governing the 2003 Notes pursuant to which we will be required to repurchase the 2003 Notes, at the option of the holder, on November 30, 2006 at a repurchase price equal to 107.25% of the principal amount. Because the put option on our 2003 Note is not considered to be clearly and closely related to the original items of the 2003 indenture governing the 2003 Notes for accounting purposes, it is accounted for separately. The fair value of this put option was recorded as a current liability of $34.2 million on our consolidated balance sheets as of December 31, 2005 and as an expense of $34.2 million in our consolidated statements of operations in the fourth quarter of 2005, and will be marked-to-market through our consolidated statements of operations each period until expiration or exercise of the put. See Note 7, “Convertible Notes” for additional information on the put option on our 2003 Notes.

NOTE 14—RESTRUCTURING, INTEGRATION AND OTHER RELATED EXPENSES

During the second quarter of 2005, we began a plan to review our operational effectiveness and better align our people, resources, and assets with our business objectives. In July 2005, as a result of the review, our Board of Directors approved a restructuring plan which primarily included a global reduction in headcount. The restructuring expense, consisting solely of one-time termination benefits, was $2.1 million, all of which had been paid as of December 31, 2005. The following table presents the restructuring expenses on each of our operating segments for the year ended December 31, 2005 (in thousands):

Year Ended December 31, 2005
Americas	$920
EMEA	995
APAC	135

$2,050

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring expense incurred for headcount reductions consisted solely of one-time severance and termination benefits for approximately 65 former employees and was reported under “Restructuring, integration and other related expenses” in our consolidated statements of operations. As of December 31, 2005, all employment separations were completed. There were no restructuring activities during the years ended December 31, 2004 and 2003. The following table presents restructuring accrual activity for the year ended December 31, 2005 (in thousands):

Year Ended December 31, 2005
Beginning balance	$—
Accruals	2,050
Payments	(2,050)

Ending balance	$—

See Note 5 for additional details on integration and other related expenses.

NOTE 15—SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2005, 2004, and 2003 are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Supplemental disclosure:
Cash paid during the year for income taxes, net of refunds of $3,730, $1,257, and $882, respectively	$1,480	$4,234	$6,546
Cash paid during the year for interest	$24,296	$19,553	$22,005

Supplemental non-cash investing activities:
Issuance of common stock and stock options in conjunction with acquisitions	$—	$10,401	$128,456
Purchase of domain name in exchange for customer support service, and sales and technical training	$—	$—	$491
Common stock received in exchange for equity investment in a privately-held company	$—	$1,360	$—

The fair value of assets acquired and liabilities assumed from acquisitions are disclosed in Note 5.

NOTE 16—RELATED PARTIES

Notes receivable from issuance of common stock

At December 31, 2005 and 2004, we held non-recourse notes receivable collateralized by common stock from our employees totaling $1.5 million and $5.5 million, respectively, for purchases of our common stock. Accrued interest is due quarterly or at the end of the term of the note. Principal amount is due two to five years from the anniversary of the notes, when the employee terminates or when the underlying common stock is sold. We have the right to collect on the note and repurchase an employee’s unvested shares of common stock upon the employee’s termination of employment. We account for notes receivable from our employees and officers using variable accounting under APB No. 25.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business with Wells Fargo & Company

Sale of products and services

We sell products and services to Wells Fargo & Company (Wells Fargo), a financial company, as part of the normal course of business. One of the members of our Board is an executive officer of Wells Fargo. We recorded total revenues from the sale of products and services to Wells Fargo of $7.0 million, $5.5 million, and $2.1 million for the years ended December 31, 2005, 2004, and 2003, respectively. Accounts receivable due from Wells Fargo was $1.0 million and $2.6 million as of December 31, 2005 and 2004, respectively.

Banking services

In addition, we obtain banking services from Wells Fargo. As of December 31, 2005, we had four irrevocable letters of credit agreements totaling $2.2 million with Wells Fargo. These letter of credit agreements were issued from a $5.0 million letter of credit line issued in February 2005. Two of the letter of credit agreements relate to facility lease agreements assumed by us in conjunction with the acquisitions of Kintana in 2003 and Freshwater in 2001. These agreements expire on March 1, 2006 and August 31, 2006, respectively. The third agreement relates to the facility lease agreement for our new headquarters in Mountain View, California. This agreement automatically renews annually unless we provide a termination notice to Wells Fargo. The fourth letter of credit agreement was issued in connection with the new sublease agreement we executed to lease additional buildings at our Mountain View headquarters. This agreement expires on March 26, 2013. At December 31, 2005 and 2004, no amounts had been drawn on the letters of credit. During 2005 and 2004, we maintained cash deposit accounts and an investment account related to investments in our Israeli research and development facility with Wells Fargo. As of December 31, 2005 and 2004, the total cash deposit balance at Wells Fargo was $14.3 million and $2.5 million, respectively. As of December 31, 2005, there were no investment account balances at Wells Fargo. At December 31 2004, our investment account balance at Wells Fargo was $102.7 million.

Business with Cisco Systems, Inc.

We sell products and services to Cisco Systems, Inc. (Cisco), a networking and communication equipment manufacturer and service provider for the Internet, as part of the normal course of business. In May 2004, the Chief Information Officer of Cisco became a member of our Board. We recorded total revenues from the sale of products and services to Cisco of $1.6 million and $4.3 million for the year ended December 31, 2005 and 2004, respectively. As of December 31, 2005, we had no accounts receivable due from Cisco, nor did we have any significant outstanding payables due to Cisco. Prior to May 2004, we purchased phone equipment from Cisco. For the year ended December 31, 2005, total payments made to Cisco were de minimus.

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

	Year Ended December 31,
	2005	2004	2003
Revenues from third parties by segment:
Americas (including U.S. of $506,673, $412,589, and $310,910, respectively)	$523,152	$423,843	$321,885
EMEA (including U.K. of $82,047, $79,607, and $58,377, respectively)	251,701	208,122	149,251
APAC	53,786	38,973	23,830
Japan	14,508	15,133	11,239

	843,147	686,071	506,205

Direct costs and expenses by segment:
Americas	248,653	207,742	156,325
EMEA	133,743	119,720	80,852
APAC	27,802	21,762	13,781
Japan	6,901	6,937	6,130

	417,099	356,161	257,088

Contribution margin by segment:
Americas	274,499	216,101	165,560
EMEA	117,958	88,402	68,399
APAC	25,984	17,211	10,049
Japan	7,607	8,196	5,109

	426,048	329,910	249,117

Corporate and other unallocated costs and expenses (income):
Research and development (1)	69,281	60,861	47,069
General and administrative (1)	62,793	52,041	35,856
Stock-based compensation	(7,321)	34,460	105,663
Cost of restatement and related legal activities	84,040	—	—
Other (2)	146,438	130,196	119,382
Interest income	(53,296)	(38,210)	(34,399)
Interest expense	31,851	24,627	22,824
Other expense, net	37,769	1,261	4,907

	371,555	265,236	301,302

Income (loss) before income taxes	$54,493	$64,674	$(52,185)

(1)	Facility expenses are included in the contribution margin calculation. Unallocated information technology infrastructure expenses are included in other expenses.
(2)	Other unallocated costs and expenses include restructuring, integration, and other related expenses, amortization of intangible assets, marketing expense, loss on intangible and other assets, unallocated information technology infrastructure expenses, and other costs not allocated to the geographic locations. For the years ended December 31, 2004 and 2003, acquisition-related expenses and excess facilities expenses are also included.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the percentages of third party revenue from countries that contributed greater than 10% of total revenues and international revenues as a percentage of total revenue from third parties for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
United States	60%	60%	61%

International (excluding U.K.)	30%	28%	27%
United Kingdom	10%	12%	12%

International	40%	40%	39%

Long-lived assets, which primarily consist of property and equipment, are attributed to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation, summarized by our operating segment was as follows (in thousands):

	December 31,
	2005	2004
Americas (including U.S. of $41,665 and $41,682, respectively)	$42,059	$41,717
EMEA (including Israel of $30,532 and $31,061, respectively)	35,372	34,677
APAC	1,851	1,575
Japan	750	264

	$80,032	$78,233

Operations located in the U.S. accounted for 77 % and 67% of the consolidated identifiable assets at December 31, 2005 and 2004, respectively. Operations located in Israel accounted for 15% and 25% of the consolidated identifiable assets at December 31, 2005 and 2004, respectively.

Although we operate in one industry segment, our chief operating decision maker evaluates revenues based on the components of application delivery, application management, and IT governance. With the acquisition of Kintana in August 2003, we began recognizing revenue from sales of IT governance products. Accordingly, the following tables present revenues for application delivery, application management, and IT governance (in thousands):

	Year Ended December 31, 2005
	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$237,281	$40,571	$26,618	$304,470
Subscription fees	80,126	103,688	3,793	187,607

Total product revenues	317,407	144,259	30,411	492,077
Maintenance fees	212,711	16,968	18,712	248,391
Professional service fees	53,164	16,387	33,128	102,679

	$583,282	$177,614	$82,251	$843,147

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2004
	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$210,244	$24,048	$27,090	$261,382
Subscription fees	74,133	76,222	1,844	152,199

Total product revenues	284,377	100,270	28,934	413,581
Maintenance fees	174,447	10,040	11,728	196,215
Professional service fees	43,035	13,878	19,362	76,275

	$501,859	$124,188	$60,024	$686,071

	Year Ended December 31, 2003
	Application Delivery	Application Management	IT Governance	Total
Revenues:
License fees	$181,207	$11,988	$7,644	$200,839
Subscription fees	43,461	55,334	29	98,824

Total product revenues	224,668	67,322	7,673	299,663
Maintenance fees	149,762	7,601	1,660	159,023
Professional service fees	36,795	4,160	6,564	47,519

	$411,225	$79,083	$15,897	$506,205

NOTE 18—SUBSEQUENT EVENTS (UNAUDITED)

Proposed Acquisition of Mercury Interactive by Hewlett-Packard Company

On July 25, 2006, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Hewlett-Packard Company (HP) and Mars Landing Corporation, a wholly-owned subsidiary of HP (Merger Sub). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on August 17, 2006, Merger Sub commenced a cash tender offer (the Offer) for all of the issued and outstanding shares of our common stock, par value of $0.002 per share, at a purchase price of $52.00 per share (the Offer Price). As soon as practicable after the consummation of the Offer, Merger Sub will merge with and into us (the Merger) and we will become a wholly-owned subsidiary of HP. In the Merger, the remaining stockholders of Mercury, other than such stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be entitled to receive the Offer Price per share. As of the date of this filing, the Offer is scheduled to expire on October 13, 2006.

The obligation of Merger Sub to accept for payment and pay for the shares tendered in the Offer is subject to a number of conditions described in the Merger Agreement, including among others, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of any other material antitrust or merger control approvals. In addition, HP’s acceptance of the tendered shares is subject to HP’s ownership, following such acceptance, of at least a majority of all then outstanding shares of our common stock and the filing with the Securities and Exchange Commission of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The closing of the Merger is subject to customary closing conditions (including those discussed above), and, depending on the number of shares held by HP after its acceptance of the shares properly tendered in connection with the Offer, approval of the Merger by the holders of our outstanding shares remaining after the completion of the Offer also may be required.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Events Related to the Special Committee and Company Investigations and the Restatement

For events that occurred prior to January 1, 2005 related to the investigations by the Special Committee and the Company and the restatement of our historical financial statements, see our amended Annual Report on Form 10-K/A for the year ended December 31, 2004, as well as Note 1, Our Significant Accounting Policies, Restatement of Consolidated Financial Statements.

On January 3, 2006 we announced that our common stock was delisted from The NASDAQ National Market as a result of our noncompliance with the NASDAQ listing requirements and that our common stock would be traded on the Pink Sheets effective as of January 4, 2006.

On February 2, 2006, we announced that we had entered into an agreement effective January 27, 2006 with Amnon Landan pursuant to which his stock option with a record grant date of January 8, 2001 to acquire 700,000 shares of our common stock was cancelled. Additionally, the exercise prices of certain of Mr. Landan’s stock options were increased. The exercise price of his option to purchase 120,000 shares with a record grant date of July 15, 1999 was increased from $18.25 to $21.94 per share, the exercise price of his option to purchase 700,000 shares with a record grant date of January 22, 2002 was increased from $29.29 to $36.43 per share, and the exercise price of his option to purchase 322,680 shares with a record grant date of January 9, 1998 was increased from $6.315 to $8.75 per share. It was also agreed that Mr. Landan’s vested options would remain exercisable until July 15, 2006. As a result of the modification, we are required to record stock-based compensation expense based on the fair value of the modified options in excess of the fair value of the original vested options immediately before modification in accordance with the provisions of SFAS No. 123(R). Due to the resources required to complete our restatement and become current with our SEC filings, we have not yet implemented SFAS No. 123R and are unable to estimate the effect this adoption will have on our results of operations. However, we expect the adoption of SFAS No. 123R to have a significant effect on our results of operations.

In February 2006, we also added Stanley Keller and Joseph Costello as new independent members of our Board of Directors. Mr. Keller also currently serves as the chair of the Special Litigation Committee and the Nominating and Corporate Governance Committee, and as a member of the Audit Committee. Mr. Costello currently serves as a member of the Compensation Committee and the Audit Committee. Also in February, Sandra Escher joined the company as its general counsel and secretary.

On May 5, 2006, a shareholder derivative lawsuit was filed against certain current and former officers and directors in the U.S District Court for the Northern District of California, Klein v. Landan, et al., No. 06-2971 (JF). This action alleges that defendants violated Section 16(b) (the short-swing profits provision) of the Securities Exchange Act of 1934. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. The plaintiffs have stipulated to file an Amended Complaint by October 6, 2006. We are unable to predict the outcome of this matter at this time.

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

On May 26, 2006, Douglas Smith paid us approximately $0.5 million, which represents the difference between his option’s exercise price of $24.29 per share and the agreed-upon exercise price of $28.05 per share for 120,000 shares he previously acquired on exercise of the option. Mr. Smith’s stock option granted on November 2, 2001, to the extent vested and exercisable on the date his employment terminated, remained

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercisable until March 15, 2006, which was beyond the expiration date set forth in his stock option agreement. This modification to extend the exercise period for his vested stock options did not result in any effect on our consolidated financial statements.

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

On June 8, 2006, we filed a motion in the Santa Clara County Superior Court seeking to implement the conclusions reached by the Special Litigation Committee. On July 12, the Court dismissed defendants Anthony Zingale, Brad Boston, Clyde Ostler and Bryan LeBlanc with prejudice, dismissed defendants Igal Kohavi, Yair Shamir and Giora Yaron without prejudice, stayed all claims against Defendant Amnon Landan allowing the Company to pursue those claims and stayed all claims against Defendant PricewaterhouseCoopers LLP for six months to allow the Special Litigation Committee to conclude its investigation of those claims. On September 22, 2006, the plaintiffs filed a consolidated complaint against former officers Sharlene Abrams, Kenneth Klein, Susan Skaer and Douglas Smith. On October 3, 2006, the Special Litigation Committee determined that, at that time, it would not be in the best interests of the Company to seek dismissal of the claims against Ms. Abrams.

On June 9, 2006, our Board of Directors received a shareholder letter demanding we bring suit for alleged Section 16(b) violations against a different group of current and former officers than was set forth in the May 5, 2006 shareholder derivative lawsuit. After analysis of the allegations in this letter, it was determined that there is no basis to the allegations of section 16(b) violations, and a response setting forth this determination was sent to the stockholder and his counsel. The stockholder may now decide to initiate an action on our behalf. We are unable to predict whether the stockholder will initiate such an action.

On June 23, 2006, the SEC Staff, as part of the “Wells” process by which the SEC Staff affords individuals and companies the opportunity to present their views regarding potential action by the SEC, advised counsel for directors Igal Kohavi, Yair Shamir and Giora Yaron that the SEC Staff is considering recommending that the Commission file a civil enforcement proceeding against each of these directors under applicable provisions of the federal securities laws. If charges are brought, the SEC may seek a permanent injunction against further violations of the securities laws, an order permanently barring these directors from serving as officers or directors of any SEC registered company, and civil monetary penalties. The charges under consideration would allege that

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each of these directors knew or should have known about the manipulation of grant dates and that each knew, or was reckless in not knowing, the impact that option backdating would have on our financial results. The directors have filed a Wells submission arguing that they did not violate the federal securities laws, that they did not participate in or know of option backdating, and that the charges under consideration are legally and factually without basis. Former officers are likely to receive or have received similar Wells notices. The formal SEC investigation of the Company is continuing. In light of the Wells notice, the aforementioned directors have offered to withdraw from their respective positions on the applicable committees of the Company’s Board of Directors, and the Board has accepted that offer.

Pursuant to stipulations of the parties, which were approved by the United States District Court for the Northern District of California and the Delaware Chancery Court, the derivative action pending in the Northern District of California is stayed pending resolution of the California state court derivative litigation, and the derivative actions filed in the Chancery Court are stayed until the consummation of the merger with Hewlett-Packard or the termination of the merger agreement. We are unable to predict the outcome of these matters at this time.

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

On September 28, 2006, we announced that we had proposed a settlement to the staff of the SEC, which the staff has agreed to recommend to the SEC, to conclude for us the matters arising from the formal SEC investigation relating to the Company’s historical stock option practices. We have proposed to pay a $35.0 million civil penalty and to consent to the entry of a final judgment by a federal court permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. The proposed settlement is contingent on the review and approval of final documentation by us and the staff of the SEC, and is subject to final approval by the SEC. We have expensed the amount as “Costs of restatement and related legal activities” in our consolidated statement of operations against “Accrued and other liabilities” in our consolidated balance sheets for the year ended December 31, 2005. As provided in the Merger Agreement with us. Hewlett-Packard has consented to the settlement offer and will also be required to approve the final settlement documentation. We continue to cooperate with the SEC and other government agencies regarding this matter. There can be no assurance that our efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and we cannot predict the timing or the final terms of any settlement.

Amendments to the Terms of Our 2000 Notes and Our 2003 Notes

Because we failed to file our SEC reports by March 31, 2006, as required by the waivers we obtained in October 2005, the trustee or the holders of 25% of each series of the Notes had the right as of April 1, 2006 to declare the principal and interest on the applicable series of Notes immediately due and payable. On April 21,

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 we solicited additional consents from the holders of the Notes requesting a waiver until the stated maturity of the 2000 Notes and the 2003 Notes, as applicable, of any Report Defaults. On May 4, 2006, we announced that as of May 3, 2006, holders of a majority of the outstanding aggregate principal amount of each series of the Notes had submitted consents and therefore the Report Defaults were waived for all holders. In consideration of the waiver, we (i) entered into a supplement to the Indenture governing the 2000 Notes requiring us to repurchase the 2000 Notes, at the option of the holder, on March 1, 2007 at a repurchase price equal to 101.3% of the principal amount of the 2000 Notes, together with accrued and unpaid interest, if any, and providing that any 2000 Notes redeemed pursuant to Article XI of the Indenture during the period from July 1, 2006 through March 5, 2007 shall be at a redemption price of 101.3% of the principal amount of the 2000 Notes, together with accrued and unpaid interest, if any, to the redemption date and (ii) entered into a supplement to the Indenture governing the 2003 Notes requiring us to repurchase the 2003 Notes, at the option of the holder, on October 31, 2006 (in addition to the existing optional put date of November 30, 2006), at a repurchase price equal to 107.25% of the principal amount of the 2003 Notes. If the put options are exercised by all holders of both series of Notes, we will be required to pay the face value of the Notes and an additional $36.3 million to the holders of the 2003 Notes on October 31, 2006 or November 30, 2006 and $3.9 million to all holders of the 2000 Notes on March 1, 2007.

Because the 2003 Notes were originally issued as non-interest bearing, zero coupon notes, and the issuance of the put option effectively doubled the initial rate of return on these Notes, the put option is not considered clearly or closely related to the original terms of the Indenture governing the 2003 Notes for accounting purposes, and will be accounted for separately. As a result, the fair value of the put option was recorded as an expense in our condensed consolidated statements of operations in the second quarter of 2006 and will be marked-to-market through our condensed consolidated statements of operations each period until exercise or expiration of the put. We have estimated the current fair value of the November 30, 2006 put option to be zero as a result of the low probability of exercise, given the proximity of the October 31, 2006 put option at the same repurchase price. We will re-evaluate the probability of exercise quarterly, and should future probability assessments indicate that there is a change in likelihood of exercise for any of the put options, we will re-evaluate our valuation of the put options. The put option issued to the holders of the 2000 Notes did not more than double the initial rate of return on the Notes and is therefore considered to be clearly and closely related to the Indenture governing the 2000 Notes for accounting purposes. Accordingly, this put option will not be accounted for separately, and the difference between the repurchase price and carrying value of the Notes will be expensed upon exercise of the put. The remaining unamortized debt issuance costs associated with both series of Notes will also be accelerated and expensed in full through the period ending October 31, 2006 for the 2003 Notes and ending March 1, 2007 for the 2000 Notes. Legal and other third party costs incurred in connection with these transactions will be expensed as incurred.

On May 22, 2006 we terminated our $300 million receive fixed / pay floating interest rate swap with a fair value of approximately $3.9 million. As a result, we made a cash payment to GSCM of approximately $0.4 million. Our decision to terminate the swap resulted from various considerations, including the potential effect of the put option issued to the holders of the 2000 Notes, which could effectively change the maturity of the 2000 Notes to March 1, 2007, the continued volatility and uncertainty of the interest rate environment, and the fact that the LIBOR exceeds our fixed coupon rate of 4.75%. In connection with the swap termination, we will record an expense of approximately $1.4 million in the second quarter of 2006 resulting from the ineffectiveness primarily caused by the change in cash flows from issuance of the put option, which will be substantially different from the previously anticipated cash flows. In addition, the excess of the face value of the debt that was subject to the swap over the fair value of the debt as of the date the swap was terminated was $2.5 million and will be amortized to expense on a straight-line basis until March 1, 2007, the put date on the 2000 Notes. Interest expense on the 2000 Notes will be fixed at the stated coupon rate of 4.75% over the remaining life of the 2000 Notes.

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 2, 2006, we announced an offer to repurchase the 2003 Notes, pursuant to the contractual obligations described above, which we undertook in connection with waivers obtained from holders of the 2003 Notes in May 2006. Each holder of 2003 Notes has the right to require us to purchase all or any part of such holder’s 2003 Notes at a price equal to $1,072.50 per $1,000 of principal amount. If all outstanding 2003 Notes are surrendered for purchase, the aggregate cash purchase price will be approximately $536.3 million. The repurchase offer will terminate on October 31, 2006.

Acquisitions

On January 31, 2006, we completed our acquisition of Systinet Corporation (Systinet). The technology of Systinet, a leading provider of service-oriented architecture (SOA) governance and lifecycle management software and services, when combined with Mercury BTO Enterprise™ offerings, will help enable customers to take a lifecycle approach to optimizing the quality, performance and availability of SOA business services. We accounted for the acquisition as a purchase transaction and paid cash of approximately $105.0 million, plus the exercise price of all vested and outstanding Systinet options and warrants, that had not been exercised prior to closing, less certain of Systinet’s net liabilities as calculated in accordance with the acquisition agreement. In addition, we agreed to assume Systinet’s unvested stock options, which were converted into options to purchase our common stock at an exchange ratio based in part on the per share merger consideration. Pursuant to the purchase agreement, we entered into a milestone bonus plan related to certain technical and operational activities. This milestone bonus plan of up to $5.0 million is payable to certain key employees for their achievement of specific milestones through June 30, 2007, and will be recognized as compensation expense when earned.

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

Modifications of stock options

On February 8, 2006, we entered into an Employment Agreement with Anthony Zingale, our president and chief executive officer, effective as of November 1, 2005, to set forth his compensation terms. In addition, the agreement provides that certain options to purchase an aggregate of 450,000 shares of common stock previously granted to him will remain exercisable until the fifteenth day of the tenth month or December 31st, whichever is later, following his termination of employment for any reason. As a result of the modification, we are required to record stock-based compensation expense based on the fair value of the modified options in excess of the fair value of the original vested options immediately before modification in accordance with the provisions of SFAS No. 123(R). Due to the resources required to complete our restatement and become current with our SEC filings, we have not yet implemented SFAS No. 123R and are unable to estimate the effect this adoption will have on our results of operations. However, we expect the adoption of SFAS No. 123R to have a significant effect on our results of operations. In addition, on February 8, 2006, we entered into a revised Change of Control Agreement with Mr. Zingale that provides upon the involuntary termination (including resigning for good reason), or termination of

MERCURY INTERACTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

his employment as a result of disability or death, within 18 months following a change of control of us, he will be entitled to, among other things, accelerated vesting of all stock options and other forms of long-term compensation held by him at the time of termination, with all outstanding vested stock options granted prior to January 1, 2006 remaining exercisable until the fifteenth day of the tenth month or the December 31st, whichever is later, that follows the termination of his employment, and all options granted on or after January 1, 2006 remaining exercisable for a period of twelve months following the termination of his employment.

On March 16, 2006, we entered into an Employment Agreement with David Murphy, our chief financial officer, effective as of April 1, 2006, to set forth his compensation terms. In addition, the agreement provides that certain options to purchase an aggregate of 390,000 shares of common stock previously granted to him will remain exercisable until the fifteenth day of the third month or December 31st, whichever is later, following the date, for each option, on which the applicable option would have expired under the terms at its original grant date. As a result of the modification, we are required to record stock-based compensation expense based on the fair value of the modified options in excess of the fair value of the original vested options immediately before modification in accordance with the provisions of SFAS No. 123(R). Due to the resources required to complete our restatement and become current with our SEC filings, we have not yet implemented SFAS No. 123R and are unable to estimate the effect this adoption will have on our results of operations. However, we expect the adoption of SFAS No. 123R to have a significant effect on our results of operations. In addition, on March 16, 2006, we entered into a revised Change of Control Agreement with Mr. Murphy that provides upon the involuntary termination (including resigning for good reason), or termination of his employment as a result of disability or death, within 24 months following a change of control of us, he will be entitled to, among other things, accelerated vesting of all stock options and other forms of equity and long-term compensation held by him at the time of termination, with all outstanding vested stock options granted prior to January 1, 2006 remaining exercisable until the later of the fifteenth day of the third month following the date at which the option would otherwise have expired under the terms of the option at its original grant date, or the December 31st that follows the termination of his employment, and all outstanding vested options granted on or after January 1, 2006 remaining exercisable for a period of twelve months following the termination of his employment.

1998 ESPP

On July 31, 2006, we announced that the 1998 ESPP will not accept any further contributions after the offering period of February 16, 2006 to August 15, 2006 (Offering Period). Rather than issuing shares under the 1998 ESPP, employees who contributed to the plan during the Offering Period will receive a cash payment equal to the difference between 85% of the fair value of our common stock on February 16, 2006 and the proposed cash tender offer price of $52.00 per share from Hewlett-Packard Company, subject to the closing of the merger. Due to the resources required to complete our restatement and become current with our SEC filings, we have not yet implemented SFAS No. 123R and are unable to estimate the effect this adoption will have on our results of operations. However, we expect the adoption of SFAS No. 123R to have a significant effect on our results of operations.

Commitments and Obligations

In February 2006, at the request of GSCM, we provided additional collateral of $1.7 million in fixed income securities for our obligations under our interest rate swap agreement.

Expiration of Preferred Shares Rights Agreement

On July 5, 2006, our Preferred Shares Rights Agreement dated July 5, 1996, under which we had issued preferred stock purchase rights to our stockholders that entitled the holders, under certain circumstances, to purchase from us one one-thousandth of a share of our Series A Participating Preferred Stock, expired in accordance with its terms.

UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents unaudited selected quarterly information for all quarters of fiscal years 2005 and 2004 from previously reported information filed on Form 10-Q/A and Form 10-K/A, as a result of the restatement of our financial results:

	Quarter ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004
	(in thousands, except per share amounts)
Total revenues	$228,878	$208,156	$207,014	$199,099	$204,757	$165,372	$159,097	$156,845

Income (loss) from operations	$(8,846)	$26,181	$25,138	$28,344	$21,388	$34,381	$(6,336)	$2,919

Net income (loss)	$(183,276)	$29,502	$27,630	$26,215	$23,614	$33,022	$(3,395)	$535

Net income (loss) per share—basic	$(2.08)	$0.34	$0.32	$0.31	$0.28	$0.38	$(0.04)	$0.01

Net income (loss) per share—diluted (1)	$(2.08)	$0.30	$0.28	$0.26	$0.24	$0.33	$(0.04)	$0.01

Weighted average common shares—basic	88,128	87,398	86,713	85,664	84,413	87,828	92,330	91,262

Weighted average common shares and equivalents—diluted (1)	88,128	100,434	101,063	100,712	99,528	101,611	92,330	98,489

(1)	For the periods when we have net income, diluted net income per share and weighted average diluted common shares and equivalents include the effect of common stock issuable upon the conversion of the Zero Coupon Senior Convertible Notes due 2008 issued in 2003. For the periods when we have net loss, stock options outstanding were considered anti-dilutive due to our net loss and therefore were not included in our diluted earnings per share computation. See Note 1 in the Notes to the Consolidated Financial Statements for the basic and diluted net income per share computations for these periods.